Form 10-K
period 1993-12-31
BANK OF BOSTON CORP
filed 1994-03-04
CIK 36672

                                  FORM 10-K
          SECURITIES AND EXCHANGE COMMISSION, WASHINGTON, D.C. 20549
          (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                 For the fiscal year ended December 31, 1993
                                      OR
          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
              For the transition period from ________________to
                            ______________________

                       Commission file number:  1-6522

                          BANK OF BOSTON CORPORATION
            (Exact name of Registrant as specified in its charter)

                Massachusetts                          04-2471221
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)

       100 Federal Street, Boston, Massachusetts                02110
        (Address of principal executive offices)           (Zip Code)

             Registrant's telephone number, including area code:
                                (6l7) 434-2200

Securities registered pursuant to Section 12(b) of the Act:
- -----------------------------------------------------------
Title of each class
- -------------------
Common Stock, par value $2.25 per share
Preferred Stock Purchase Rights
Adjustable Rate Cumulative Preferred Stock, Series A (liquidation preference $50 per share)
Adjustable Rate Cumulative Preferred Stock, Series B (liquidation preference $50 per share)
Adjustable Rate Cumulative Preferred Stock, Series C (liquidation preference $100 per share)
Depositary Shares, each representing one-tenth of a share of 8.60% Cumulative Preferred Stock, Series E
 (liquidation preference $25 per Depositary Share)
Depositary Shares, each representing one-tenth of a share of 7 7/8% Cumulative Preferred Stock, Series F
 (liquidation preference $25 per Depositary Share)

                  Name of each exchange on which registered:
                  ------------------------------------------
         Each class is registered on the Boston Stock Exchange and on the New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
         -----------------------------------------------------------
                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (#229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of             Number of shares of
shares of common stock                 common stock
held by non-affiliates of             outstanding as of
Registrant as of February 25, 1994     February 25, 1994
- ----------------------------------     -----------------
   $2,482,823,070                      106,357,915

Documents Incorporated by Reference:
- -------------------------------------
1. Pertinent extracts from Registrant's 1993 Annual Report to Stockholders (Parts I, II and IV).
2. Pertinent extracts from Registrant's Proxy Statement in connection with the Registrant's 1994 Annual Meeting of Stockholders (Part III).

                          INDEX

Name of Item                                     Page
- ------------                                     ----

                              PART I

Item 1.  Business                                 1
Item 2.  Properties                               19
Item 3.  Legal Proceedings                        20
Item 3A. Executive Officers of the Corporation    23
Item 4.  Submission of Matters to a Vote of
           Security Holders                       26

                              PART II

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters        27
Item 6.  Selected Financial Data                  27
Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                          27
Item 8.  Financial Statements and Supplementary
           Data                                   27
Item 9.  Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure                   28

                              PART III

Item 10. Directors and Executive Officers
           of the Registrant                      29
Item 11. Executive Compensation                   29
Item 12. Security Ownership of Certain
           Beneficial Owners and Management       29

Item 13. Certain Relationships and Related
           Transactions                           29

                              PART IV

Item 14. Exhibits, Financial Statement
            Schedules, and Reports on Form 8-K    30

                              SIGNATURES

           Signatures                             II-1

                        PART I

Item 1.    Business.

                   THE CORPORATION

   Bank of Boston Corporation (the "Corporation") is a registered bank holding company, organized in 1970 under Massachusetts law with both national and international operations. Through its subsidiaries, the Corporation is engaged in providing a wide variety of financial services to individuals, corporate and institutional customers, governments and other financial institutions. These services include individual and community banking, consumer finance, mortgage origination and servicing, domestic corporate and investment banking, leasing, international banking, commercial real estate lending, private banking, trust, correspondent banking, and securities and payments processing. The Corporation's principal subsidiary is The First National Bank of Boston ("FNBB"), a national banking association with its headquarters in Massachusetts. Other major banking subsidiaries of the Corporation are Casco Northern Bank, N.A. ("Casco") in Maine, Bank of Boston Connecticut ("BKB Connecticut"), Rhode Island Hospital Trust National Bank ("Hospital Trust"), Bank of Vermont, and in Massachusetts, South Shore Bank, Mechanics Bank and Multibank West. As of December 31, 1993, approximately 78% of the Corporation's total loan volume consisted of domestic loans and leases, with the balance overseas. The Corporation's banking subsidiaries maintain approximately 320 branches in Massachusetts, Rhode Island, Connecticut, Maine and Vermont. The Corporation, through its subsidiaries, has a presence in approximately 33 states of the United States and in approximately 23 foreign countries. As of December 31, 1993, the Corporation's subsidiaries employed in the aggregate approximately 18,600 full-time equivalent employees in their domestic and foreign operations.

   The executive office of the Corporation and the head office of FNBB are located at 100 Federal Street, Boston, Massachusetts 02110 (Telephone (617) 434-2200).

                BUSINESS OF THE CORPORATION

        The Corporation's business is generally focused in the areas of retail banking, corporate banking and international banking. In October of 1993, the Corporation announced certain organizational and management changes, including the creation of a new Chairman's Office and the establishment of a twenty-nine member Corporate Working Committee. The Chairman's Office consists of Chairman and Chief Executive Officer Ira Stepanian, President and Chief Operating Officer Charles K. Gifford, Vice Chairman, Chief Financial Officer and Treasurer William J. Shea, and Vice Chairman Edward A. O'Neal. The Corporation's businesses were previously organized into five major groups and a number of other major centralized functions. This group structure was replaced by fifteen core business and ten corporate-wide support areas, each led by an executive with authority to operate and manage his or her respective area. These twenty-five executives and the members of the Chairman's Office comprise the Corporate Working
Committee. These core business and corporate wide support areas work closely with one another and each is linked to one of the members of the Chairman's Office. For discussions of the Corporation's business activities, including its lending activities, its cross-border outstandings, and the management of its foreign currency exposure, see "Management's Financial Review," "Cross-Border Outstandings," and "Off-Balance-Sheet Financial Markets Instruments" on pages 32 through 51, 86 and 87, and 47 and 48, respectively, of the Corporation's 1993 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto and which discussions are incorporated herein by reference.


   Activities in which the Corporation and its subsidiaries are presently engaged or which they may undertake in the future are subject to certain statutory and regulatory restrictions. Banks and bank holding companies are extensively regulated under both federal and state law. There are various legal limitations upon the extent to which banking subsidiaries of the Corporation can finance or otherwise supply funds to the Corporation or certain of its affiliates. See "Supervision and Regulation."


   The following table presents selected financial information concerning the business of the Corporation on a geographic basis.

(in millions)
                     United States  International
                     Operations     Operations     Consolidated
                     -------------  -------------  ------------
For the Year Ended
December 31, 1993(1)
- --------------------
Net Interest Revenue $  1,087.8     $   431.0      $  1,518.8
Net Income           $    220.3     $    78.7      $    299.0
Total Average Assets $ 29,718       $ 8,649        $ 38,367

For the Year Ended
December 31, 1992(1)
- -----------------
Net Interest Revenue $  1,033.8     $   272.0      $  1,305.8
Net Income           $    226.3     $    52.6      $    278.9
Total Average Assets $ 29,995       $ 6,860        $ 36,855

For the Year Ended
December 31, 1991(1)
- -----------------
Net Interest Revenue $    951.2     $   163.6      $  1,114.8
Net Income (Loss)    $   (162.1)    $    49.0      $   (113.1)
Total Average Assets $ 32,803       $ 5,112        $ 37,915
- ------------------------------------------------------------

(1) This data is presented generally in a manner whereby assets and income are segregated by geographic location based upon the domicile of the customer or borrower. This information should be read in conjunction with "Geographic
Segment Information" which appears on pages 84 and 85 and with information included under the caption "Cross-border
Outstandings" which appears on pages 86 and 87 of the Corporation's 1993 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto and which information is hereby incorporated by reference.


         COMPETITION AND INDUSTRY CONSOLIDATION

   The Corporation's subsidiaries compete with other major financial institutions, including commercial banks, investment banks, mutual savings banks, savings and loan associations, credit unions, consumer finance companies, money market funds and other non-banking institutions, such as insurance companies, major retailers, brokerage firms, and investment companies in New England, throughout the United States, and internationally. One of the principal methods of competing effectively in the financial services industry is to improve customer service through the quality and range of services available, easing access to facilities and pricing. See "Supervision and Regulation" with respect to the impact of legislation upon the Corporation and its subsidiaries.

   One outgrowth of the competitive environment discussed above has been a significant number of consolidations in the banking industry both on a national and regional level. The Corporation engages on an ongoing basis in reviewing and discussing possible acquisitions of financial institutions, as well as banking and other assets in order to expand its business incident to the implementation of its business strategy. The Corporation intends to continue to explore acquisition opportunities as they arise in order to take advantage of the continuing consolidation in the banking industry.

   In July 1993, the Corporation completed its acquisitions of Society for Savings Bancorp, Inc., a $2.4 billion registered bank holding company based in Hartford, Connecticut ("Bancorp") and Multibank Financial Corp., a $2.4 billion registered bank holding company based in Dedham, Massachusetts ("Multibank"). In addition, in September 1993, the Corporation announced that it had reached a definitive agreement to acquire BankWorcester Corporation ("BankWorcester") for $34.00 for each share of BankWorcester common stock outstanding, subject to an upward adjustment if the transaction is not consummated on or before June 30, 1994. It is expected that the total purchase price will be approximately $247 million. BankWorcester, the holding company for Worcester County Institution for Savings, had approximately $1.5 billion of assets, approximately $1.3 billion of deposits and 28 branches at December 31, 1993. The transaction has been approved by the boards of directors of both companies and by BankWorcester's stockholders. In March 1994, the Corporation announced that it had reached a definitive agreement to acquire Pioneer Financial, A Co-operative Bank ("Pioneer Bank") for $118 million in cash. Pioneer Bank, which is based in Middlesex County, Massachusetts had approximately $773 million in assets, $720 million in deposits and 20 branches at December 31, 1993. The Pioneer Bank transaction has been approved by the boards of directors of both companies. Both pending transactions are subject to the approval of the Office of the Comptroller of the Currency (the "OCC") and the Board of Bank Incorporation of the Commonwealth of Massachusetts (the "Massachusetts

BBI"), and applications for approval for the BankWorcester acquisition have been submitted to the OCC and the Massachusetts BBI. Neither transaction may be consummated until the 30th day after OCC approval is received, during which time the United States Department of Justice may challenge the transactions on antitrust grounds. The Corporation's objective is to consummate the BankWorcester transaction by mid-year 1994 and the Pioneer Bank transaction in the fall of 1994 although no assurances can be given that the requisite regulatory approvals will be granted or, if granted, that such approvals will be received within these time frames.

                SUPERVISION AND REGULATION

   The business in which the Corporation and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other agencies of federal and state governments. The Corporation and its subsidiaries are engaged on a regular basis in discussions with such regulators and agencies on a variety of matters which arise in connection with this regulatory and supervisory process. The supervisory or regulatory activities may, but need not, be directly related to the financial services provided by the Corporation and its subsidiaries. The supervision, regulation and examination to which the Corporation and its subsidiaries are subject are often intended by the regulators primarily for the protection of depositors or are aimed at carrying out broad public policy goals rather than for the protection of security holders.

   Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Corporation and its subsidiaries are subject are noted below along with certain current regulatory matters concerning the Corporation and its banking subsidiaries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Corporation.

The Corporation

   The Corporation, as a bank holding company under the Bank Holding Company Act of 1956, as amended, (the "BHCA"), is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is regulated under the provisions of the BHCA. Under the BHCA, the Corporation is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing or controlling banks or furnishing services to, or acquiring premises for, its affiliated banks. The Corporation may, however, engage in, and own voting shares of companies engaging in, certain activities determined by the Federal Reserve Board, by order or by regulation, to be so closely related to banking or to managing or controlling banks "as to be a proper incident thereto." The location of such "non-bank" subsidiaries of the Corporation is not restricted geographically under the BHCA. The Corporation is required by the BHCA to file with the Federal Reserve Board periodic reports and such additional reports as the Federal Reserve Board may require. The Federal Reserve Bank of Boston (the "Federal Reserve") performs examinations of the Corporation and certain of its subsidiaries.

   The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank.

   Since the Corporation is also a bank holding company under the laws of Massachusetts, the Commissioner of Banks for the Commonwealth of Massachusetts (the "Massachusetts Commissioner") has authority to require certain reports from the Corporation from time to time and to examine the Corporation and each of its subsidiaries other than national banking associations. Prior approval of the Massachusetts BBI also may be required before the Corporation may acquire any additional commercial banks located in Massachusetts. Acquisitions by the Corporation of non-Massachusetts banks or bank holding companies may be subject to the prior approval by both the Massachusetts and the applicable state or federal banking regulators. Massachusetts has an interstate bank acquisition law which permits banking organizations outside Massachusetts to acquire Massachusetts banking organizations if the state law of the acquirer permits acquisitions of banking organizations in that state by Massachusetts-based banking organizations.

   In addition, Massachusetts has a business combinations law which provides that if any acquirer buys 5% or more of a target company's stock without the prior approval of the target company's board of directors, it generally may not
(i) complete the acquisition through a merger, (ii) pledge or sell any assets of the target company, or (iii) engage in other self-dealing transactions with the target company for a period of three years. The prior board approval requirement does not apply if the acquirer buys at least 90% of the target company's outstanding stock in the transaction in which it crosses the 5% threshold or if the acquirer, after crossing the threshold, obtains the approval of the target company's board and two-thirds of the target company's stock held by persons other than the acquirer.
This legislation automatically applies to Massachusetts corporations, including the Corporation, which did not elect to "opt out" of the statute.

   Massachusetts law also provides for classified boards of directors for most public companies incorporated in Massachusetts, unless the company elected to "opt out" of the law. As a result of this law, the Corporation's Board of Directors is divided into three classes of Directors and the three-year terms of the classes are staggered.

   Other Massachusetts legislation exists which is intended to provide limited anti-takeover protection to certain
Massachusetts corporations by preventing an acquirer of certain percentages of such corporation's stock from obtaining voting rights in such stock unless the corporation's other stockholders authorize such voting rights. The legislation automatically applies to certain
Massachusetts corporations which have not elected to "opt out" of the statute. The Corporation, by vote of its Board of Directors, has "opted out" of the statute's coverage.

   In June 1990, the Board of Directors of the Corporation adopted a stockholder rights plan providing for a dividend of one preferred stock purchase right for each outstanding share of common stock of the Corporation (the "Rights"). Under certain circumstances, the Rights would enable stockholders to purchase common stock of the Corporation or of an acquiring Corporation at a substantial discount. The dividend was distributed on July 12, 1990 to stockholders of record on that date. Holders of shares of the Corporation's common stock issued subsequent to that date receive the Rights with their shares. The Rights trade automatically with shares of the Corporation's common stock and become exercisable only under certain circumstances.

   The purpose of the Rights is to encourage potential acquirers to negotiate with the Corporation's Board of Directors prior to attempting a takeover and to provide the Board with leverage in negotiating on behalf of all stockholders the terms of any proposed takeover. The Rights may have certain anti-takeover effects. The Rights should not interfere, however, with any merger or other business combination approved by the Board of Directors. For a further discussion of the Corporation's stockholder rights plan see the description of the Rights set forth in the Corporation's registration statement on Form 8-A relating to the Rights (including the Rights Agreement, dated as of June 28, 1990, between the Corporation and FNBB, as Rights Agent, which is attached as an exhibit to the Form 8-A), which is incorporated herein by reference.

The Banking Subsidiaries

General
   The Corporation's banking subsidiaries that are national banks are subject to the supervision of, and are regularly examined by, the OCC. The Corporation's state-chartered banking subsidiaries are subject to the supervision of, and are regularly examined by, the Federal Deposit Insurance Corporation (the "FDIC") as well as by their respective state regulators. The Corporation's domestic subsidiary banks' deposits are insured by the FDIC to the extent allowed by law and, accordingly, the banks are subject to the regulations of the FDIC. As members of the Federal Reserve System, the nationally chartered banks are also subject to regulation by the Federal Reserve Board. Bank of Vermont and Hospital Trust, as members of the Federal Home Loan Bank of Boston, are also subject to the regulations of the Federal Housing Finance Board.

FIRREA
   Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), an FDIC insured institution can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. The term "default" is defined to mean the appointment of a conservator or receiver for such institution and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. In addition, FIRREA broadened the enforcement powers of the federal banking agencies, including the power to impose fines and penalties over all financial institutions. Further, under FIRREA the failure to meet capital guidelines could subject a financial institution to a variety of regulatory actions, including the termination of deposit insurance by the FDIC.

FDICIA
   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), also provides for expanded regulation of financial institutions. Under FDICIA, banks are placed in one of five capital categories, for which the federal banking agencies have established specific capital ratio levels. Pursuant to the agencies' regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of at least 5%. In addition, regardless of a bank's capital level, a bank is not considered "well capitalized" if it is subject to a cease and desist order, formal agreement, capital directive, or prompt corrective action directive that requires it to achieve or maintain a higher level of capital. An institution is considered "adequately capitalized" if it has a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with capital levels below those necessary to qualify as "adequately capitalized" are deemed to be either "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their specific capital levels.

   FDICIA, through its prompt corrective action ("PCA") system, imposes significant operational and management restrictions on banks that are not considered at least "adequately capitalized". At December 31, 1993, FNBB satisfied the requirements of the "well capitalized" category and the Corporation's other banking subsidiaries satisfied the requirements of the "adequately capitalized" or "well capitalized" categories. The capital categories of the Corporation's banking subsidiaries are determined solely for purposes of applying FDICIA's PCA provisions, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's banking subsidiaries.

   Under FDICIA's PCA system, a bank in the "undercapitalized" category must submit a capital restoration plan guaranteed by its parent company. The liability of the parent company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized, or the amount needed to comply with the plan. A bank in the "undercapitalized" category also is subject to limitations in numerous areas including, but not limited to: asset growth; acquisitions; branching; new business lines; acceptance of brokered deposits; and borrowings from the Federal Reserve. Progressively more burdensome restrictions are applied to banks in the "undercapitalized" category that fail to submit or implement a capital plan and to banks that are in the "significantly undercapitalized" or "critically undercapitalized" categories. In addition, a bank's primary federal banking agency is authorized to downgrade the bank's capital category to the next lower category upon a determination that the bank is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a rating on its most recent examination of three or worse (on a scale of 1 (best) to 5 (worst)), with respect to its asset quality, management, earnings or liquidity.

   The FDIC's deposit insurance assessments have moved under FDICIA from a flat-rate system to a risk-based system. The risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank's risk to the Bank Insurance Fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. During 1993, the FDIC's risk-based system provided that the highest and lowest premiums assessable per $100 of insured deposits were $.31 and $.23, respectively, with a greater difference between the rates possible in 1994 or 1995.

   FDICIA and the regulations issued thereunder also have (i) limited the use of brokered deposits to well capitalized banks, and adequately capitalized banks that have received waivers from the FDIC; (ii) established restrictions on the permissible investments and activities of FDIC-insured state chartered banks and their subsidiaries; (iii) implemented uniform real estate lending rules; (iv) prescribed standards to limit the risks posed by credit exposure between banks;
(v) revised risk-based capital rules to include components for measuring the risk posed by interest rate changes; (vi) amended various consumer banking laws; (vii) increased restrictions on loans to a bank's insiders; (viii) established standards in a number of areas to assure bank safety and soundness; and (ix) implemented additional requirements for institutions that have $500 million or more in total assets with respect to annual independent audits, audit committees, and management reports related to financial statements, internal controls and compliance with designated laws and regulations.

   The Corporation continues to analyze the effect of, and address its ongoing compliance with, the various regulations issued under FDICIA. It is anticipated that FDICIA, and the regulations enacted thereunder, will continue to result in more limitations on banking activities generally, and increased costs for the Corporation and the banking industry because of higher FDIC assessments and higher costs of compliance, documentation and record keeping.

Other Regulatory Restrictions

   The Corporation's domestic subsidiary banks and the subsidiaries of such banks are subject to a large number of other regulatory restrictions, including certain restrictions upon: (i) any extensions of credit by such banks to, from or for the benefit of the Corporation and the Corporation's non-banking affiliates (collectively with the Corporation, the "Affiliates"), (ii) the purchase of assets or services from or the sale of assets or the provision of services to Affiliates, (iii) the issuance of a guarantee, acceptance or letter of credit on behalf of or for the benefit of Affiliates, (iv) the purchase of securities of which an Affiliate is a principal underwriter during the existence of the underwriting and (v) investments in stock or other securities issued by Affiliates or acceptance thereof as collateral for an extension of credit. The Corporation and all its subsidiaries, including FNBB, are also subject to certain restrictions with respect to engaging in the issue, flotation, underwriting, public sale or distribution of certain types of securities. In addition, under both the BHCA and regulations which have been issued by the Federal Reserve Board, the Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of any property or the furnishing of any service. In operations in other countries, the Corporation and FNBB are also subject to restrictions imposed by the laws and banking authorities of such countries.

   The Corporation's banking subsidiaries are also required to maintain cash reserves against deposits and are subject to restrictions, among others, upon (i) the nature and amount of loans which they may make to a borrower; (ii) the nature and amount of securities in which they may invest;
(iii) the portion of their respective assets which may be invested in bank premises; (iv) the geographic location of their branches; and (v) the nature and extent to which they can borrow money.

Dividends
   The payment of dividends by the Corporation is determined by the Board of Directors based on the Corporation's liquidity, asset quality profile, capital adequacy, and recent earnings history (excluding significant non-recurring transactions) as well as economic conditions and other factors, including applicable government regulations and policies and the amount of dividends payable to the Corporation by its subsidiary banks.

   In 1993, the aggregate dividends declared by the Corporation on its common stock and preferred stock were approximately $73 million. For each quarter of 1993, a dividend of $.10 per share was declared and paid on the Corporation's common stock. In the first quarter of 1994, the Corporation declared a dividend on its common stock of $.22 per share. The declaration and payment of dividends on the Corporation's common stock was previously subject to the prior approval of the Federal Reserve and the Division of Banking Supervision and Regulation of the Federal Reserve Board pursuant to an agreement between the Corporation and the Federal Reserve entered into in 1991. In October 1993, the Federal Reserve terminated the agreement.

   The Corporation is a legal entity separate and distinct from its subsidiary banks and its other non-bank subsidiaries. The Corporation's revenues (on a parent company only basis) result primarily from interest and dividends paid to the Corporation by its subsidiaries. The right of the Corporation, and consequently the right of creditors and stockholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries), except to the extent that claims of the Corporation in its capacity as a creditor may be recognized.

   It is the policy of the OCC and the Federal Reserve Board that banks and bank holding companies, respectively, should pay dividends only out of current earnings and only if after paying such dividends the bank or bank holding company would remain adequately capitalized. Federal banking regulators also have authority to prohibit banks and bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice. In addition, it is the position of the Federal Reserve Board that a bank holding company is expected to act as a source of financial strength to its subsidiary banks.

   Various federal and state laws, regulations and policies limit the ability of the Corporation's banking subsidiaries to pay dividends to the Corporation. Federal banking law requires the approval of the OCC if the aggregate total of the dividends declared by any of the Corporation's national banking subsidiaries in any calendar year will exceed the bank's net profits, as defined by applicable regulation, for that year combined with retained net profits for the preceding two years. Also, state law requires the approval of state bank regulatory authorities if the dividends declared by state banks exceed certain prescribed limits.
In 1993, approximately $7 million of dividends were declared by one of the Corporation's banking subsidiaries. The payment of any future dividends by the Corporation's banking subsidiaries will be determined based on a number of factors, including the subsidiary's liquidity, asset quality profile, capital adequacy and recent earnings history. In addition, as discussed below, two of the Corporation's banking subsidiaries, BKB Connecticut and South Shore Bank, are subject to regulatory agreements which require prior regulatory approval and prior notice, respectively, for the payment of dividends. See the related discussions set forth below in "Capital," "Legislation" and "Regulatory Agreements."

Capital
   Information concerning the Corporation and its banking subsidiaries with respect to capital is set forth in the discussion of "Capital Management" contained in the Corporation's 1993 Annual Report to Stockholders on pages 49 and 50, which pages are included in Exhibit 13 hereto and which discussion is incorporated herein by reference. See also "Legislation" and "Regulatory Agreements" discussed below and "Dividends" discussed above.

Legislation
     In addition to extensive existing government regulation, federal and state statutes and regulations can change in unpredictable ways, often with significant effects on the way in which financial institutions may conduct business. Legislation which has been enacted in recent years has substantially increased the level of competition among commercial banks, thrift institutions and non-banking institutions, including insurance companies, brokerage firms, mutual funds, investment banks and major retailers. Similarly, the enactment of banking legislation such as FIRREA and FDICIA has affected the banking industry by, among other things, broadening the powers of the federal banking agencies in a number of areas. Other legislation, which is considered from time to time, such as interstate branching, could, if enacted, significantly affect the business of the Corporation. See also "Supervision and Regulation -- the Corporation" discussed above.

Regulatory Matters
   During 1993, certain regulatory agreements between the Corporation or its banking subsidiaries and their respective banking agencies were terminated by the agencies as a result of improvements in the areas addressed in those agreements. Information on the terminated and remaining agreements is set forth below.

   As previously reported, in 1989, FNBB entered into an agreement with the OCC to address certain areas, and the Corporation entered into a similar memorandum of understanding with the Federal Reserve. In 1991 the Corporation entered into a written agreement with the Federal Reserve that was essentially a formalization of the then existing memorandum of understanding. In February 1993 and October 1993, respectively, the OCC and the Federal Reserve terminated the agreements as a result of the progress made by FNBB and the Corporation in the areas addressed by the agreements.

   As previously reported, in 1991 Casco and Hospital Trust entered into agreements with the OCC that were substantially similar to the OCC's agreement with FNBB. In February 1993, the OCC terminated the agreements with Casco and Hospital Trust as a result of the progress made by Casco and Hospital Trust in the areas addressed in their respective agreements.

   As previously reported, Bank of Vermont and its regulators, the FDIC and the Commissioner of Banking, Insurance and Securities of the State of Vermont (the

"Vermont Commissioner"), entered into a memorandum of understanding in 1992. In October 1993, the FDIC and the Vermont Commissioner terminated the memorandum as a result of Bank of Vermont's compliance with its provisions.

   As previously reported, in 1992 Bancorp and Multibank entered into written agreements with the Federal Reserve.
In September 1993, the Federal Reserve terminated the agreements with Bancorp and Multibank as a result of the progress made by Bancorp and Multibank in the areas addressed in their respective agreements.

   As previously reported, in connection with the acquisition of Bancorp, BKB Connecticut was merged with and into Bancorp's subsidiary bank, Society for Savings ("Society"), and Society changed its name to "BKB Connecticut" following the merger. The resulting bank remains subject to a stipulation and agreement entered into by BKB Connecticut with the Connecticut Banking Commissioner in 1991 pursuant to which BKB Connecticut is required, among other things, to reduce the level of its classified assets, to maintain appropriate reserves, and to maintain its tier 1 leverage capital ratio in excess of minimum regulatory requirements. As of December 31, 1993, BKB Connecticut's tier 1 leverage capital ratio was above the minimum required under its agreement. The agreement requires the prior written consent of the Connecticut Banking Commissioner and the Regional Director of the FDIC for the payment of dividends by BKB Connecticut. The agreement, as amended, also requires BKB Connecticut to submit semiannual progress reports to the regulators of actions taken under the agreement. BKB Connecticut has implemented or is implementing improvements in the various areas addressed in its agreement.

   As previously reported, Mechanics Bank entered into a memorandum of understanding with the FDIC and the Massachusetts Commissioner in 1991. In January 1994, the
FDIC and the Massachusetts Commissioner terminated the agreement with Mechanics Bank as a result of the progress made by Mechanics Bank in the areas addressed in the agreement.

   As previously reported, South Shore Bank entered into a memorandum of understanding with the FDIC and the Massachusetts Commissioner in 1992, which incorporated the terms of an earlier memorandum of understanding entered into in 1991. The memorandum of understanding addresses certain areas, including management, asset quality, reserves, profitability, capital ratios, and dividends. South Shore Bank is also subject to the ongoing conditions of the FDIC's approval order relating to the merger of two other banks into South Shore Bank. The conditions of the approval order require, among other things, a plan to reduce classified asset levels and that South Shore Bank have, as of December 31, 1993, a minimum tier 1 leverage capital ratio of at least 6.0%. As of December 31, 1993, South Shore Bank was in compliance with the capital ratio aspects of, and had adopted or was implementing improvements in the various areas addressed in, the agreement and approval order.

   As previously reported, as part of the 1991 merger of two of Multibank's banking subsidiaries, the FDIC issued an approval order which requires that the resulting bank, Multibank West, comply with certain conditions. The approval order addresses, among other things, uniform policies and procedures, risk ratings, asset quality, reserves and funds management, and requires that Multibank West maintain an equity-to-assets ratio of at least 5%. Multibank West, which is required to file periodic progress reports with the FDIC, has complied with all of the aspects of the approval order.

   The Corporation is currently in the process of seeking regulatory approval to merge Mechanics Bank, South Shore Bank and Multibank West into FNBB. While it is anticipated that the mergers will be consummated by mid-year 1994, there can be no assurances that the requisite regulatory approvals will be granted or, if granted, that such approvals will be received within this time frame.

   As previously reported, in January 1994, the Securities and Exchange Commission (the "Commission") commenced an administrative proceeding against the Corporation. The administrative proceeding relates to the Commission's claim that the Corporation's second quarter 1989 Form 10-Q did not disclose known trends or uncertainties with respect to the Corporation's credit portfolio and specifically its domestic commercial real estate portfolio. The Corporation reported a significant loss in the third quarter of 1989 as a result of adding to its reserve for credit losses, primarily due to deterioration in the credit quality of its domestic commercial real estate portfolio. Management believes that the disclosures made in its second quarter 1989 Form 10-Q were appropriate and intends to defend the action vigorously. Although management cannot predict the outcome of this proceeding, an unfavorable outcome will not result in any monetary penalties to the Corporation.

        GOVERNMENTAL POLICIES AND ECONOMIC CONDITIONS

   The earnings and business of the Corporation and its subsidiaries are affected by a number of external influences. The economic and political conditions in which the Corporation and its subsidiaries operate can vary greatly. Such conditions include volatile foreign exchange markets and, in certain countries, high rates of inflation and foreign exchange liquidity problems. In 1993, the economies of New England and the United States reflected modest improvement and for most of 1993, the Corporation experienced improved domestic loan demand. The economic downturn in New England, however, predated the national recession and since the state of the regional economy reflects structural as well as cyclical forces, New
England's economic recovery may be slower and more uneven than for the country as a whole.

   The Corporation's earnings and business are also affected by the policies of various government and regulatory authorities in New England and throughout the United States, as well as foreign governments and international agencies, including, in the United States, the Federal Reserve Board. Important functions of the Federal Reserve Board, in addition to those enumerated under "Supervision and Regulation," are to regulate the supply of money and of bank credit, to deal with general economic conditions within the United States and to be responsive to international economic conditions. From time to time, the Federal Reserve Board and the central banks of foreign countries have taken specific steps to effect changes in the value of the United States dollar in foreign currency markets as well as to control domestic inflation and to control the country's money supply. The instruments of monetary policy employed by the Federal Reserve Board for these purposes (including interest rates and the level of cash reserves banks are required to maintain against deposits) influence in various ways the interest rates paid on interest bearing liabilities and the interest received on earning assets, as well as the overall level of bank loans, investments and deposits. Inflation has generally had a minimal impact on the Corporation because substantially all of its assets and liabilities are of a monetary nature and a large portion of its operations are based in the United States, where inflation has been low. As discussed in "Management's Financial Review," a currency position maintained by the Corporation in Brazil, a country with a hyperinflationary economy, has had an effect on the levels of net interest revenue, noninterest income and net interest margin, while modestly benefiting total revenue. Prospective domestic and international economic and political conditions and the policies of the Federal Reserve Board, as well as other domestic and international regulatory authorities, may effect the future business and earnings of the Corporation.

   This section should be read in conjunction with "Management's Financial Review" contained in the Corporation's 1993 Annual Report to Stockholders on pages 32 through 51, which pages are included in Exhibit 13 hereto and which discussion is incorporated herein by reference.

                CONSOLIDATED STATISTICAL INFORMATION

   The "Consolidated Statistical Information" is incorporated herein by reference from the following pages of the Corporation's 1993 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto. This information should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Report.

                                        Page of 1993 Annual
                                        Report to Stockholders
Average Balances and Interest Rates:
     Consolidated                                79
     United States Operations                    80
     International Operations                    81
Change in Net Interest Revenue-Volume and
    Rate Analysis:
     1993 compared with 1992                     82
     1992 compared with 1991                     83
Geographic Segment Information                   84
Cross-border Outstandings                        86 and 87
Loans and Lease Financing                        88
Nonaccrual Loans and Leases                      89
Reserve for Credit Losses:
     Allocation of Reserve for Credit Losses     90
     Analysis of Reserve for Credit Losses       91
Securities                                       92
Deposits                                         92
Short-term Borrowings                            93
Consolidated Selected Financial Data-Selected
   Ratios                                        31

Item 2.  Properties.

     The head offices of the Corporation and FNBB are located in a 37-story building at 100 Federal Street, Boston, Massachusetts. In 1993, FNBB leased approximately
70% of the building's approximately 1.3 million square feet. FNBB's securities and payments processing center is located in Canton, Massachusetts, where FNBB leases approximately
85% of the Canton office building's approximately 275,000 square feet. FNBB's data processing and record keeping operations are located at Columbia Park in Boston. The
Columbia Park facility, comprising approximately 405,000 square feet, and the land on which it is situated are owned by FNBB. In addition, FNBB leases Multibank's former operations facility in Dedham, Massachusetts, which comprises approximately 158,000 square feet. The headquarters for FNBB's operations in Argentina and Brazil are located in a 10-story building in Buenos Aires and a 20-story building in Sao Paulo, respectively. The Buenos
Aires and Sao Paulo facilities, comprising approximately
256,000 and 187,000 square feet, respectively, are owned by FNBB.

     Hospital Trust owns a 30-story building and a building adjacent thereto at One Hospital Trust Plaza, Providence, Rhode Island. Hospital Trust occupies approximately 40% of the complex's approximately 546,000 square feet. In addition, Hospital Trust maintains an operations center in East Providence, Rhode Island that also serves as the primary backup for FNBB's Columbia Park facility. The East Providence operations center, which consists of approximately 141,000 square feet, is owned by Hospital Trust.

     BKB Connecticut has recently moved its headquarters to Hartford, Connecticut where it has offices at 31 Pratt Street and 100 Pearl Street. BKB Connecticut owns and occupies approximately 50,000 square feet at the Pratt Street location, which was the former Bancorp headquarters. BKB
Connecticut owns an undivided one-half interest in the Pearl Street location and currently occupies approximately 54,000 square feet.
BKB Connecticut also maintains regional offices in Connecticut, the largest of which is in Waterbury and comprises approximately
157,000 square feet of owned space in three interconnected buildings.

     Casco's headquarters are located at One and Two
Monument Square in Portland, Maine.  Casco leases approximately
135,000 square feet of the complex and currently occupies approximately 76,000 square feet of that space. Bank of Vermont's headquarters in Burlington, Vermont consist of approximately 77,000 square feet of owned space in four interconnected buildings.

     None of these properties is subject to any material encumbrance. The Corporation's subsidiaries also own or lease numerous other premises used in domestic and foreign operations.

Item 3.  Legal Proceedings.

     The Corporation and its subsidiaries in 1993 were or currently are parties to a number of legal proceedings that have arisen in connection with the normal course of business activities of the Corporation, FNBB and the Corporation's other subsidiaries, including the following matters:

   Arnold/Society for Savings Bancorp, Inc. As previously reported, in March, 1993, a complaint was filed in Delaware Chancery Court against the Corporation, Bancorp and
Bancorp's directors who voted in favor of the Corporation's acquisition of Bancorp. The action was brought by a Bancorp stockholder, individually and as a class action on behalf of all Bancorp stockholders of record on the date the acquisition was announced, and sought an injunction with respect to the proposed acquisition and damages in an unspecified amount. In May 1993, the Chancery Court denied the plaintiff's motion for a preliminary injunction and in July 1993, the Corporation acquired Bancorp. In December
1993, the Chancery Court granted summary judgment in favor of the Corporation, Bancorp and Bancorp's former directors.
The plaintiff has appealed that decision to the Delaware Supreme Court, where the matter is currently pending.

   Bancorp Class Action. As previously reported, a class action complaint was filed in U.S. District Court for the District of Connecticut against Bancorp, two of its then senior officers and one former officer. The complaint, as subsequently amended, alleges that Bancorp's financial reports for fiscal years 1988, 1989, and the first half of 1990 contained material misstatements or omissions concerning its real estate loan portfolio and other matters, in violation of Connecticut common law and of Sections 10(b) and 20 of the Securities Exchange Act of 1934. The action was brought by a Bancorp shareholder, individually and as a class action on behalf of purchasers of Bancorp's stock from January 19, 1989 through November 30, 1990 and seeks damages in an unspecified amount. Bancorp and the defendant officers have denied the allegations of the amended complaint and intend to defend the action vigorously.

   Lender Liability Litigation. The Corporation's subsidiaries, in the normal course of their business in collecting outstanding obligations, are named as defendants in complaints or counterclaims filed in various jurisdictions by borrowers or others who allege that lending practices by such subsidiaries have damaged the borrowers or others. Such claims, commonly referred to as lender liability claims, frequently request not only relief from repayment of the debt obligation, but also recovery of actual, consequential, and punitive damages, some in very large dollar amounts. During 1991, one such claim resulted in a judgment being entered against Hospital Trust for approximately $4.0 million, plus interest. The judgment against Hospital Trust remains on appeal.

   Stranway/Elmendorf Case. As previously reported, in June 1985 a complaint was filed against FNBB in the U.S. District Court for the District of New Hampshire by private plaintiffs on behalf of the United States in a qui tam action under 3l U.S.C. # 3729, known as the False Claims Act. The complaint alleges that FNBB failed to disclose, or made false statements, to the Farmer's Home Administration ("FmHA") in connection with securing and inducing payment on guarantees from the FmHA on loans by FNBB and certain investors to Stranway Corporation and its subsidiary Elmendorf Board Corporation. Damages are alleged in the amount of $50,000,000, plus interest, costs and attorneys fees. The United States, which must decide at the outset whether to take over civil prosecution of a False Claims Act suit initiated by a private plaintiff, has declined to enter an appearance in and take over the action. The action was transferred to the District of Massachusetts. In 1986, FNBB filed a motion to dismiss the suit for lack of subject matter jurisdiction and the motion was denied by the District Court in 1988. Discovery has been essentially completed in the case. FNBB denies the allegations in the complaint and intends to continue to defend the action vigorously.

   Management, after reviewing all actions and proceedings pending against the Corporation and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings will not be material.

   Item 3A.   Executive Officers of the Corporation.

   Information with respect to the executive officers of the Corporation, as of March 1, 1994, is set forth below. Executive Officers are generally elected annually by the Board of Directors and hold office until the following year and until their successors are chosen and qualified, unless they sooner resign, retire, die or are removed. Except where otherwise noted, the positions listed for the officers are for both the Corporation and FNBB.

                                                      Date
                                                      Assumed
                                                      Executive
                                                      Officer
   Name and Age      Current Position                 Position
- ---------------      ----------------                 --------
Ira Stepanian        Chairman of the Board             1981
57                    of Directors and
                      Chief Executive Officer

Charles K. Gifford   President and Chief Operating     1987
51                    Officer

Edward A. O'Neal     Vice Chairman                     1992
49

William J. Shea      Vice Chairman, Chief Financial    January 1993
46                    Officer & Treasurer of the
                      Corporation and Vice Chairman
                      and Chief Financial Officer of
                      FNBB

Constantin R. Boden  Group Executive,                  1990
57                    Latin America, Asia
                      International Private Banking

Helen G. Drinan      Executive Director,               April 1993
46                    Human Resources

Paul F. Hogan        Executive Director,               April 1993
49                    Credit & Loan Review

Ira A. Jackson       Executive Director,               1987
45                    External Affairs

Robert T. Jefferson  Comptroller                       March 1993
46


                                                      Date
                                                      Assumed
                                                      Executive
                                                      Officer
   Name and Age           Current Position            Position
- ---------------           ----------------            --------
Peter J. Manning          Executive Director,          1990
55                         Mergers & Acquisitions,
                           Audit & Risk Review

Gary A. Spiess            General Counsel and Clerk    1987
53                         of the Corporation
                           and General Counsel,
                           Secretary & Cashier of FNBB

Eliot N. Vestner, Jr.     Executive Counsel,           1987
58                         Regulatory Affairs

Bradford H. Warner        Group Executive, Treasury    1989
42

Guilliaem Aertsen IV      Group Executive,             October 1993
46                         Real Estate (FNBB)

Melville E. Blake III     Executive Director,          October 1993
39                         Strategic Planning (FNBB)

Robert L. Champion, Jr.   Executive Director,          October 1993
49                         Corporate Administrative
                           Services (FNBB)

Barbara F. Clark          Group Executive,             October 1993
47                         Media & Communications
                           (FNBB)

Edward P. Collins         Group Executive,             October 1993
46                         US Lending, Leasing & Asset
                           Based Lending (FNBB)

Robert E. Gallery         Group Executive,             October 1993
42                         NE Large Corporate Banking
                           & NE Corporate Banking,
                           CT, RI (FNBB)

Susan P. Haney            Group Executive,             October 1993
46                         The Private Bank (FNBB)

                                                Date
                                                Assumed
                                                Executive
                                                Officer
Name and Age        Current Position            Position
- ---------------     ----------------            --------
Thomas J. Hollister Group Executive,            October 1993
39                   Retail & Small Business
                     (FNBB)

David W. Kruger     Group Executive,            October 1993
51                   Global Products (FNBB)

Michael R. Lezenski Executive Director,         October 1993
46                   Technology Services &
                     Banking Operations (FNBB)

Mark A. MacLennan   Group Executive,            October 1993
40                   Multinational, Europe &
                     Financial Institutions
                     (FNBB)

David E. McKown     Group Executive,            October 1993
56                   Entrepreneurial Lending,
                     Mezzanine & Corporate
                     Finance (FNBB)

William H. Ott      Group Executive,            October 1993
41                   Consumer Finance (FNBB)

Joe K. Pickett      Group Executive,            October 1993
48                   Mortgage Banking (FNBB)

Richard A. Remis    Group Executive,            October 1993
39                   NE Corporate Banking-MA,
                     ME, NH & VT (FNBB)

Susannah M. Swihart Group Executive,            October 1993
38                   Specialized Finance (FNBB)


 All of the foregoing individuals have been officers of the Corporation or one of its subsidiaries for the past five years except for Ms. Haney and Messrs. Blake, Champion, Gallery, O'Neal, Ott and Shea. Prior to joining the Corporation in 1990, Ms. Haney was Senior Vice President/Manager of Portfolio Accounting for The Boston Company since 1988 and Mr. Champion was Senior Vice President and Department Head, General Services for Continental Bank from 1976. Mr. Gallery came to the Corporation in 1991 from The First National Bank of Chicago where he was Division Manager, Midwest since 1989. Prior to joining the Corporation in 1992, Mr. O'Neal was employed by Chemical Banking Corporation as Senior Executive Vice President, Operating Services and Nationwide Consumer in 1992, Vice Chairman and Director from 1990 to 1991 and Group Executive Consumer Banking Group from 1987 to 1990. Mr. Blake also joined the Corporation in 1992 and prior to that time was Vice President of the MAC Group/Gemini Consulting since 1988. Mr. Ott also came to the Corporation in 1992 from Constellation Bancorp where he served as Executive Vice President, Community Banking Division, and prior to that time was an Associate at TAC Associates from 1991 to 1992, Senior Vice President, Community Banking Division of Fleet Bank from 1990 to 1991 and Vice President of Bank of America from 1975 to 1990. Mr. Shea joined the Corporation in 1993 from Coopers & Lybrand, where he had served as a partner since 1983 and as Vice Chairman since 1991.


Item 4.  Submission of Matters to a Vote of Security Holders.

   Not applicable.

                        PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.

   The information required by this Item is presented on pages 30, 31 and 95 of the Corporation's 1993 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is hereby incorporated by reference.

Item 6.  Selected Financial Data.

   The "Consolidated Selected Financial Data" of the
Corporation for the six years ended December 31, 1993 appears on pages 30 and 31 of the Corporation's 1993 Annual
Report to Stockholders, which pages are included in Exhibit
13 hereto, and such information is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The information in response to this Item is included in "Management's Financial Review" on pages 32 through 51 of the Corporation's 1993 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.


   The financial statements and supplementary data required by this Item are included on the pages of the Corporation's
1993 Annual Report to Stockholders indicated below, which pages are included in Exhibit 13 hereto, and such statements and data are hereby incorporated by reference.

                                                     Page of 1993 Annual
                                                   Report to Stockholders
Report of Independent Accountants                              53

Bank of Boston Corporation and Subsidiaries:
   Consolidated Balance Sheet as of December 31, 1993
     and 1992                                                  54
   Consolidated Statement of Income for the years
     ended December 31, 1993, 1992 and 1991                    55
   Consolidated Statement of Changes in Stockholders'
     Equity for
     the years ended December 31, 1993, 1992 and 1991          56 and 57
   Consolidated Statement of Cash Flows for the years
     ended December 31, 1993, 1992 and 1991                    58
Notes to Financial Statements                                  59 through 78

Summary of Quarterly Consolidated Financial Information
   and Common Stock Data                                       95


Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.

           Not applicable.

                        PART III

Item 10.   Directors and Executive Officers of the
Registrant.

   Information concerning the Executive Officers of the Corporation which responds to this Item is contained in the response to Item 3A contained in Part I of this Report and is hereby incorporated by reference herein. The information that responds to this Item with respect to Directors, is contained under the heading "Election of Directors" in the Corporation's definitive proxy statement for its 1994 Annual Meeting of Stockholders, which is required to be filed pursuant to Regulation 14A of the Exchange Act and which will be filed with the Commission not later than 120 days after the end of the Corporation's fiscal year (the "Proxy Statement"). Information with respect to compliance by the Corporation's directors and executive officers with Section 16(a) of the Exchange Act is contained under the heading "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement. Pursuant to General Instruction G(3) to Form 10-K, the foregoing information from the Proxy Statement is hereby incorporated by reference.

Item 11.   Executive Compensation.

   The information required in response to this Item is contained under the heading "Compensation of Executive Officers" in the Proxy Statement. Pursuant to General Instruction G(3) to Form 10-K, the foregoing information from the Proxy Statement, with the exception of the sections entitled "Compensation Committee Report on Executive Compensation" and "Five-Year Stockholder Return Comparison," is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required in response to this Item is contained under the heading "Beneficial Ownership of Securities" in the Proxy Statement. Pursuant to General
Instruction G(3) to Form 10-K, the foregoing information from the Proxy Statement is hereby incorporated by reference.

Item 13.   Certain Relationships and Related Transactions.

   The information required in response to this Item is contained under the heading "Indirect Interest of Directors and Executive Officers in Certain Transactions" in the Proxy Statement. Pursuant to General Instruction G(3) to Form 10-K, the foregoing information from the Proxy Statement is hereby incorporated by reference.

                        PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
Reports on Form 8-K.

(a)(1) The financial statements required in response to this Item are listed in response to Item 8 of this Report and are incorporated herein by reference.

(a)(2) Financial Statement Schedules.

     Schedules have been omitted because the information is either not required, not applicable, or is included in the financial statements or notes thereto.

(a)(3) Exhibits

     3(a) -  Restated Articles of Organization of the
             Corporation, as amended through November 24, 1993.

     3(b) - By-Laws of the Corporation, as amended through October 28, 1993.

     4(a) - Indenture dated as of January 15, 1986 defining rights of holders of the Corporation's 7 3/4% Convertible Subordinated Debentures Due 2011, incorporated herein by reference to Exhibit 4(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-6522).

     4(b) - Fiscal and Paying Agency Agreement dated as of February 10, 1986 defining rights of holders of the Corporation's Subordinated Floating Rate Notes Due 2001, incorporated herein by reference to Exhibit 4(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-6522).

     4(c) - Fiscal and Paying Agency Agreement dated as of August 26, 1986 defining rights of holders of the Corporation's Floating Rate Subordinated Equity Commitment Notes Due 1998 incorporated herein by reference to Exhibit 4(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-6522).

Item 14.   Exhibits, Financial Statement Schedules, and
Reports on Form 8-K (cont'd).

(a)(3)    Exhibits (cont'd)
     4(d) - Indenture dated as of June 15, 1987 defining the rights of holders of the Corporation's 9 1/2% Subordinated Equity Contract Notes due 1997, incorporated herein by reference to Exhibit 4(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, l987 (File No. 1-6522).


     4(e) - Indenture dated as of July 15, 1988 and form of note defining rights of the holders of the Corporation's 10.30% Subordinated Notes due September 1, 2000, incorporated herein by reference to Exhibit 4(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 1-6522).

    4(f)  -  Fiscal and Paying Agency Agreement dated as of
             September 12, 1985 defining rights of holders of the Corporation's Floating Rate Notes Due 2000, incorporated herein by reference to Exhibit 4(c) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-6522).

     4(g) -  Subordinated Indenture dated as of June 15,
             1992, as amended by the First Supplemental
             Indenture dated as of June 24, 1993, and forms of notes defining rights of the holders of the Corporation's 6 7/8% Subordinated Notes due
             2003, the 6 5/8% Subordinated Notes due 2005, and the 6 5/8% Subordinated Notes due 2004, incorporated herein by reference to Exhibit 4(d) to the Corporation's Registration Statement on Form S-3 (Registration Number 33-48418), to Exhibits 4(e) and 4(f) to the Corporation's Current Report on Form 8-K dated June 24, 1993, to Exhibit 4 to the Corporation's Current Report on Form 8-K dated November 15, 1993 and to Exhibit 4 to the Corporation's Current Report on Form 8-K dated January 5, 1994 (File No. 1-6522).

Item 14.   Exhibits, Financial Statement Schedules, and
Reports on Form 8-K (cont'd).

(a)(3)    Exhibits (cont'd)
     4(h) - Rights Agreement, dated as of June 28, 1990, between the Corporation and FNBB, as Rights Agent, and the description of the Rights, incorporated herein by reference to the Corporation's registration statement on Form 8-A relating to the Rights and to Exhibit 1 of such registration statement (File No. 1-6522).

     4(i) - Deposit Agreement, dated August 13, 1992 between the Corporation and FNBB, as Depositary, relating to the Corporation's Depositary Shares, each representing a one-tenth interest in the Corporation's 8.60% Cumulative Preferred Stock, Series E, incorporated herein by reference to
             Exhibit 4(b) to the Corporation's Current Report on Form 8-K dated August 13, 1992 (File No. 1-6522).

     4(j) - Deposit Agreement, dated as of June 30, 1993 between the Corporation and FNBB, as Depositary, relating to the Corporation's Depositary Shares, each representing a one-tenth interest in the Corporation's 7 7/8% Cumulative Preferred Stock, Series F, incorporated herein by reference to
             Exhibit 4(b) to the Corporation's Current Report on Form 8-K dated June 24, 1993 (File No. 1-6522).

     10(a) Bank of Boston Corporation 1982 Stock Option Plan as amended through August 24, 1989, incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-6522).*
____________________________________________________________
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

Item 14.   Exhibits, Financial Statement Schedules, and
Reports on Form 8-K (cont'd).

(a)(3)    Exhibits (cont'd)
     10(b) Bank of Boston Corporation 1986 Stock Option Plan as amended through August 24, 1989, incorporated herein by reference to Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-6522).*

     10(c)   Bank of Boston Corporation and its Subsidiaries
             Performance Recognition Opportunity Plan, as amended effective January 27, 1994.*

     10(d)   Bank of Boston Corporation Executive
             Non-Qualified Deferred Compensation Plan, as amended through March 12, 1991, incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 (File No.
             1-6522).*

     10(e)   The First National Bank of Boston Bonus
             Supplemental Employee Retirement Plan, as amended through September 13, 1990, incorporated herein by reference to Exhibit 10(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990 (File No.
             1-6522).*

     10(f) Description of the Corporation's Supplemental Life Insurance Plan, incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 1-6522).*

     10(g) The First National Bank of Boston Excess Benefit Supplemental Employee Retirement Plan, effective as of January 1, 1989, incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-6522).*
____________________________________________________________
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

Item 14.   Exhibits, Financial Statement Schedules, and
Reports on Form 8-K (cont'd).

(a)(3)    Exhibits (cont'd)

     10(h)   Bank of Boston Corporation 1991 Long-Term Stock
             Incentive Plan, as amended through January 27,
             1994.*

     10(i) Employment Agreement dated July 7, 1992 between The First National Bank of Boston and Edward A. O'Neal, incorporated herein by reference to
             Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-6522).*

     10(j) Employment Agreement dated December 4, 1992 between The First National Bank of Boston and William J. Shea, incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-6522).*

     10(k) Bank of Boston Corporation Relocation Policy, as amended through October, 1990, incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990 (File No.
             1-6522).*

     10(l) - Description of the Corporation's
             Supplemental Long-Term Disability Plan effective as of February 10, 1994.*

     10(m)   Bank of Boston Corporation's Director Stock
             Award Plan effective as of May 1, 1993.*

     10(n) Lease dated as of September 1, 1991 between The First National Bank of Boston and The Equitable Federal Street Realty Company Limited Partnership, incorporated herein by reference to
             Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-6522).

_____________________________________________________________
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

Item 14.   Exhibits, Financial Statement Schedules, and
Reports on Form 8-K (cont'd).

(a)(3)    Exhibits (cont'd)

     11   -  Computation of earnings per common share.

     12(a)   Computation of the Corporation's Consolidated
             Ratio of Earnings to Fixed Charges (excluding interest on deposits).

     12(b)   Computation of the Corporation's Consolidated
             Ratio of Earnings to Fixed Charges (including interest on deposits).

     12(c)   Computation of the Corporation's Consolidated
             Ratio of Earnings to Combined Fixed Charges and
             Preferred Stock Dividend Requirements (excluding interest on deposits).

     12(d)   Computation of the Corporation's Consolidated
             Ratio of Earnings to Combined Fixed Charges and
             Preferred Stock Dividend Requirements (including interest on deposits).

     13   -  Pages 30 through 51, 53 through 93 and 95 of the
             Corporation's 1993 Annual Report to
             Stockholders.

     21   -  List of subsidiaries of Bank of Boston
             Corporation.

     23   -  Consent of Independent Accountants.

     24   -  Power of attorney of certain officers and
             directors (included on pages II-1 through II-2).

Item 14.   Exhibits, Financial Statement Schedules, and
Reports on Form 8-K (cont'd).

(a)(3)    Exhibits (cont'd)

     99   -  Notice of Annual Meeting and Proxy Statement for
             the Annual Meeting of the Corporation's
             Stockholders to be held April 28, 1994.
             (Pursuant to General Instruction G(3) to Form
             10-K, the information required to be filed by
             Part III hereof is incorporated by reference from the Corporation's definitive proxy statement which is required to be filed pursuant to Regulation 14A and which will be filed with the Commission not later than 120 days after the end of the Corporation's fiscal year.)

(b) During the fourth quarter of 1993, the Corporation filed three Current Reports on Form 8-K. The current reports, dated October 28, 1993, November 2, 1993 and November 15, 1993, contained information pursuant to Items 5 and 7 of Form 8-K. The Corporation also filed one Current Report on Form 8-K, dated January 5, 1994, which contained information pursuant to Items 5 and 7 of Form 8-K.

                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, and Commonwealth of Massachusetts, on the 4th day of March, 1994.

                              BANK OF BOSTON CORPORATION


                       By     /s/      IRA STEPANIAN
                           -------------------------------
                                      (Ira Stepanian)
                                 (Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates listed below. By so signing, each of the undersigned, in his or her capacity as a director or officer, or both, as the case may be, of the Corporation, does hereby appoint Ira Stepanian, Charles
K. Gifford, William J. Shea, Bradford H. Warner, Robert T. Jefferson and Gary A. Spiess, and each of them severally, or if more than one acts, a majority of them, his or her true and lawful attorneys or attorney to execute in his or her name, place and stead, in his or her capacity as a director or officer or both, as the case may be, of the Corporation, any and all amendments to said report and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of each of the undersigned, in any and all capacities, every act whatsoever requisite or necessary to be done in the premises as fully and to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and approving the acts of said attorneys and each of them.


            Signature                  Title                             Date
            ---------                  -----                             ----
                                Chairman of the Board of Directors,
                                Chief Executive Officer and Director
 /s/      IRA STEPANIAN         (Chief Executive Officer)                March 4, 1994
- -----------------------------
         (Ira Stepanian)


/s/   CHARLES K. GIFFORD        President and Chief Operating            March 4, 1994
- -----------------------------   Officer and Director
     (Charles K. Gifford)


/s/   WILLIAM J. SHEA           Vice Chairman,                           March 4, 1994
- -----------------------------   Chief Financial Officer and Treasurer
     (William J. Shea)          (Chief Financial Officer)


/s/  ROBERT T. JEFFERSON        Comptroller                              March 4, 1994
- -----------------------------   (Chief Accounting Officer)
    (Robert T. Jefferson)

            Signature             Title                          Date
            ---------             -----                          ----
/s/    WAYNE A. BUDD           Director                          March 4, 1994
- -----------------------------
      (Wayne A. Budd)


/s/    JOHN J. CAREY           Director                          March 4, 1994
- -----------------------------
      (John J. Carey)


/s/    WILLIAM F. CONNELL      Director                          March 4, 1994
- -----------------------------
      (William F. Connell)


/s/   GARY L. COUNTRYMAN       Director                          March 4, 1994
- -----------------------------
     (Gary L. Countryman)


/s/   ALICE F. EMERSON         Director                          March 4, 1994
- -----------------------------
      (Alice F. Emerson)


/s/    DONALD F. MCHENRY       Director                          March 4, 1994
- -----------------------------
     (Donald F. McHenry)


/s/     J. DONALD MONAN        Director                          March 4, 1994
- -----------------------------
       (J. Donald Monan)


/s/     PAUL C. O'BRIEN        Director                          March 4, 1994
- -----------------------------
        (Paul C. O'Brien)


/s/      JOHN W. ROWE          Director                          March 4, 1994
- -----------------------------
         (John W. Rowe)


                               Director                                 , 1994
- -----------------------------
      (Richard A. Smith)


/s/   WILLIAM C. VAN FAASEN    Director                          March 4, 1994
- -----------------------------
      (William C. Van Faasen)

/s/   THOMAS B. WHEELER        Director                          March 4, 1994
- -----------------------------
      (Thomas B. Wheeler)


/s/    ALFRED M. ZEIEN         Director                          March 4, 1994
- -----------------------------
      (Alfred M. Zeien)


/s/    CHARLES A. ZRAKET       Director                          March 4, 1994
- -----------------------------
      (Charles A. Zraket)