Form 10-Q
period 1994-03-31
BANK OF BOSTON CORP
filed 1994-05-16
CIK 36672

                                   FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

  (Mark One)

  ( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1994
                                       OR
  (   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                         Commission file number 1-6522



                           BANK OF BOSTON CORPORATION

             (Exact name of Registrant as specified in its charter)



Massachusetts                                        04-2471221
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


100 Federal Street, Boston, Massachusetts            02110
(Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code   (617) 434-2200

Former name, former address and former fiscal year, if changed since last report: Not applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes x   No
                                                             ----   ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1994:

Common Stock, $2.25 par value                                106,512,904

                           BANK OF BOSTON CORPORATION
                           --------------------------

                               TABLE OF CONTENTS
                               -----------------
                                                                            Page
CONSOLIDATED SELECTED FINANCIAL DATA                                         3

Part I - FINANCIAL INFORMATION

  Item 1. Financial Statements:
  -------

  Bank of Boston Corporation and Subsidiaries:
     Consolidated Balance Sheet                                              4
     Consolidated Statement of Income                                        6
     Consolidated Statement of Changes in Stockholders' Equity               7
     Consolidated Statement of Cash Flows                                    8

  Notes to Financial Statements                                              9

  Item 2. Management's Discussion and Analysis of Financial Condition
  -------
          and Results of Operations                                         16

Part II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                 37
  -------

  Item 4. Submission of Matters to a Vote of Security Holders               37
  -------

  Item 5. Other Information                                                 38
  -------

  Item 6. Exhibits and Reports on Form 8-K                                  38
  -------

Signatures                                                                  39


LIST OF TABLES

  Consolidated Average Balance Sheet - Nine Quarters                        31

  Consolidated Statement of Income - Nine Quarters                          32

  Average Balances and Interest Rates - Quarter                             33

  Change in Net Interest Revenue - Volume and Rate Analysis                 36


                           BANK OF BOSTON CORPORATION
                      Consolidated Selected Financial Data
                (dollars in millions, except per share amounts)



Quarters Ended March 31                       1994           1993
                                        ----------     ----------
Income Statement Data:
Net interest revenue                      $  340.7       $  324.2
Provision for credit losses                   45.0           22.5
Noninterest income                           235.1          174.4
Noninterest expense                          346.7          375.7
Income before extraordinary item and
 cumulative effect of changes in
 accounting principles                       102.7           59.5
Net income                                    96.1           83.7
Per common share:
Income before extraordinary item and
 cumulative effect of changes in
 accounting principles:
      Primary                                  .88            .49
      Fully diluted                            .85            .48
Net income:
      Primary                                  .82            .72
      Fully diluted                            .79            .70
Market value per common share:
      High                                  25 5/8         28 7/8
      Low                                   22 5/8             24

At March 31
Balance Sheet Data:
Loans and lease financing                 $ 28,554       $ 25,312
Total assets                                42,424         36,361
Deposits                                    28,153         28,151
Total stockholders' equity                   2,947          2,632
Book value per common share                  22.91          20.85
Regulatory capital ratios:
 Risk-based capital ratios:
      Tier 1                                   7.4%           7.5%
      Total                                   12.7           12.0
 Leverage ratio                                6.9            6.9



                           BANK OF BOSTON CORPORATION
                           Consolidated Balance Sheet
                                 (in thousands)
ASSETS                                              March 31            December 31
                                                        1994                   1993
                                              --------------         --------------
Cash and due from banks                         $  3,068,563           $  2,539,286
Interest bearing deposits in other banks             919,584                991,389
Federal funds sold and securities
 purchased under agreements to resell              2,641,505              1,454,478
Trading securities                                   390,183                305,775
Mortgages held for sale                              808,914              1,321,607
Securities (Note 4):
    Available for sale                             1,897,212              1,437,887
    Held to maturity (fair value of
       $1,267,739 in 1994 and $1,568,617
        in 1993)                                   1,292,173              1,568,823
Loans and lease financing  (Note 5):
     United States Operations                     22,230,149             22,560,194
     International Operations                      6,324,216              6,221,780
                                                  ----------             ----------
        Total loans and lease financing
         (net of unearned income of
           $290,864 in 1994 and $311,955
             in 1993)                             28,554,365             28,781,974

Reserve for credit losses (Note 7)                  (664,167)              (770,279)
                                                  ----------             ----------
     Net loans and lease financing                27,890,198             28,011,695
Accelerated disposition portfolio (Note 6)           240,963
Premises and equipment, net                          520,884                522,271
Due from customers on acceptances                    367,107                391,204
Accrued interest receivable                          303,330                287,368
Other real estate owned                               66,472                107,845
Other assets (Note 8)                              2,016,745              1,648,274
                                                  ----------             ----------
TOTAL ASSETS                                    $ 42,423,833           $ 40,587,902
                                                  ==========             ==========

The accompanying notes are an integral part of these financial statements.


                           BANK OF BOSTON CORPORATION
                     Consolidated Balance Sheet (continued)
             (in thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY                       March 31      December 31
                                                               1994             1993
                                                        -----------      -----------
Deposits:
 Domestic offices:
  Noninterest bearing                                  $  4,947,202     $  5,040,028
  Interest bearing                                       16,184,584       17,495,905
 Overseas offices:
  Noninterest bearing                                       518,159          525,620
  Interest bearing                                        6,503,357        6,552,592
                                                         ----------       ----------
      Total deposits                                     28,153,302       29,614,145
Funds borrowed:
 Federal funds purchased                                    409,654          417,107
 Term federal funds purchased                             2,180,469        2,150,000
 Securities sold under agreements to repurchase           1,212,260          798,842
 Other funds borrowed                                     4,091,274        1,608,631
Acceptances outstanding                                     367,605          391,484
Accrued expenses and other liabilities (Note 8)           1,113,348          723,266
Notes payable (Note 9)                                    1,948,652        1,972,758
                                                         ----------       ----------
TOTAL LIABILITIES                                        39,476,564       37,676,233
                                                         ----------       ----------

Commitments and contingencies (Notes 2 and 10)

Stockholders' equity:
 Preferred stock without par value:
   Authorized shares - 10,000,000
   Issued shares - 4,593,941                                508,436          508,436
 Common stock, par value $2.25:
  Authorized shares - 200,000,000
  Issued and outstanding shares -
     106,458,828 in 1994 and
     105,801,268 in 1993                                    239,532          238,053
 Surplus                                                    784,655          768,372
 Retained earnings                                        1,416,356        1,361,960
 Net unrealized gain on securities available
  for sale                                                    3,158           42,980
 Cumulative translation adjustments                          (4,868)          (8,132)
                                                         ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                                2,947,269        2,911,669
                                                         ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 42,423,833     $ 40,587,902
                                                         ==========       ==========

The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION
                        Consolidated Statement of Income
                    (in thousands, except per share amounts)
Quarters Ended March 31                                        1994             1993
                                                           --------         --------
Interest Income (Note 11):
Loans and lease financing, including fees                 $ 542,856        $ 517,272
Securities                                                   60,588           69,480
Trading securities                                            2,558            1,956
Mortgages held for sale                                      15,653           13,364
Federal funds sold and securities
  purchased under agreements to resell                       79,682           22,253
Deposits in other banks                                      22,338           35,997
                                                           --------         --------
  Total interest income                                     723,675          660,322
                                                           --------         --------
Interest Expense (Note 11):
Deposits of domestic offices                                126,790          178,893
Deposits of overseas offices                                112,816           85,788
Funds borrowed                                              110,104           42,716
Notes payable                                                33,195           28,735
                                                           --------         --------
  Total interest expense                                    382,905          336,132
                                                           --------         --------
Net interest revenue (Note 11)                              340,770          324,190
Provision for credit losses (Notes 6 and 7)                  45,000           22,455
                                                           --------         --------
Net interest revenue after provision
 for credit losses                                          295,770          301,735
Noninterest Income:                                        --------         --------
Financial service fees                                       92,412           71,253
Trust and agency fees                                        47,697           43,879
Trading profits and commissions                               3,855            6,943
Securities gains                                              3,933            6,424
Other income (Notes 11 and 12)                               87,189           45,922
                                                           --------         --------
  Total noninterest income                                  235,086          174,421
                                                           --------         --------
Noninterest Expense:
Salaries                                                    157,843          159,142
Employee benefits                                            36,907           37,484
Occupancy expense                                            31,893           32,191
Equipment expense                                            23,585           25,565
Other real estate owned expense                               5,268           19,428
Other expense                                                91,228          101,980
                                                           --------         --------
  Total noninterest expense                                 346,724          375,790
                                                           --------         --------
Income before income taxes, extraordinary item
  and cumulative effect of changes in
     accounting principles                                  184,132          100,366
Provision for income taxes                                   81,457           40,894
                                                           --------         --------
Income before extraordinary item and
 cumulative effect of changes in accounting principles      102,675           59,472
Extraordinary loss from early extinguishment of debt,
 net of tax (Note 9)                                         (6,535)
Cumulative effect of changes in accounting principles,
 net (Notes 13 and 14)                                                        24,203
                                                           --------         --------
NET INCOME                                                $  96,140        $  83,675
                                                           ========         ========
NET INCOME APPLICABLE TO COMMON STOCK                     $  86,823        $  75,737
                                                           ========         ========
Per Common Share:
Income before extraordinary item and
 cumulative effect of changes
  in accounting principles:
    Primary                                               $     .88        $     .49
    Fully diluted                                         $     .85        $     .48
Net Income
    Primary                                               $     .82        $     .72
    Fully diluted                                         $     .79        $     .70
Dividends declared                                        $     .22        $     .10
Average Number of Common Shares:
    Primary                                                 106,198          104,962
    Fully diluted                                           110,817          110,079

The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION
           Consolidated Statement of Changes in Stockholders' Equity
                                 (in thousands)

Quarters Ended March 31                                        1994             1993
                                                         ----------       ----------
Balance, beginning of period                            $ 2,911,669      $ 2,553,530
Net income                                                   96,140           83,675
Common stock issued in connection with:
  Dividend reinvestment and common
     stock purchase plan                                      4,100            1,524
  Exercise of stock options                                   2,310            7,102
  Restricted stock grants, net of forfeitures                 9,709            2,816
  Change in unearned compensation related to
     restricted stock grants                                 (9,129)          (2,442)
  Other, principally employee benefit plans                   1,643            3,259

Cash dividends declared:
  Preferred stock                                            (9,315)          (7,937)
  Common stock                                              (23,300)          (8,490)
Change in net unrealized appreciation on marketable
 equity securities of nonbanking subsidiary                                      373
Change in net unrealized gain on securities
 available for sale, net of tax                             (39,822)
Translation adjustments, net of tax                           3,264           (1,217)
                                                          ---------        ---------
Balance, end of period                                  $ 2,947,269      $ 2,632,193
                                                          =========        =========

The accompanying notes are an integral part of these financial statements.


                           BANK OF BOSTON CORPORATION
                      Consolidated Statement of Cash Flows
                                 (in thousands)

Quarters Ended March 31                                        1994             1993
                                                         ----------       ----------
Cash Flows From Operating Activities:
Net income                                              $    96,140      $    83,675
Reconciliation of net income to net cash
  provided from operating activities:
    Extraordinary loss from early extinguishment
     of debt, net of tax                                      6,535
    Cumulative effect of change in accounting
      for purchased mortgage servicing rights,
       net of tax                                                             52,960
    Cumulative effect of change in method of
      accounting for income taxes                                            (77,163)
    Provision for credit losses                              45,000           22,455
    Depreciation and amortization                            37,567           56,110
    Provision for deferred taxes                            (55,475)          18,294
    Net gains on sales of securities
     and other assets                                       (41,544)         (24,261)
    Change in trading securities                            (84,408)        (144,516)
    Change in mortgages held for sale                       512,693          275,851
    Change in securities available for sale                                  710,586
    Net change in interest receivables and payables        (123,999)         (52,798)
    Other, net                                              (36,416)          (1,594)
                                                         ----------       ----------
      Net cash provided from operating activities           356,093          919,599
                                                         ----------       ----------
Cash Flows From Investing Activities:
Net cash provided from (used for) interest bearing
 deposits in other banks                                     71,805         (172,127)
Net cash provided from (used for)
 federal funds sold and securities purchased under
  agreements  to resell                                  (1,187,027)         141,718
Purchases of securities held to maturity                   (328,306)        (758,240)
Purchases of securities available for sale (Note 3)      (6,479,426)
Sales of securities held to maturity                                           9,779
Sales of securities available for sale (Note 3)           6,254,985
Maturities of securities held to maturity                   366,365          307,045
Maturities of securities available for sale (Note 3)        165,673
Dispositions of venture capital investments                   4,145           31,373
Loans and lease financing originated by
 nonbank entities                                          (389,078)        (767,762)
Loans and lease financing collected by
 nonbank entities                                           455,153          844,173
Net cash used for lending activities of
 bank subsidiaries                                         (239,941)         (58,428)
Lease financing originated by bank entities                  (3,169)          (1,709)
Lease financing collected by bank  entities                   6,218            4,158
Proceeds from sales of other real estate owned               16,306           45,269
Expenditures for premises and equipment                     (21,643)         (22,316)
Proceeds from sales of business units,
 premises and equipment                                     124,461              947
Other, net                                                  (38,070)         (44,326)
                                                         ----------       ----------
     Net cash used for investing activities              (1,221,549)        (440,446)
                                                         ----------       ----------
Cash Flows From Financing Activities:
Net cash used for deposits                               (1,460,843)        (950,280)
Net cash provided from funds borrowed                     2,919,077          232,448
Net repayments of notes payable                            (364,018)         (13,229)
Net proceeds from issuance of notes payable                 339,912            4,483
Net proceeds from issuance of common stock                    7,703            7,921
Dividends paid                                              (32,615)         (16,427)
                                                         ----------       ----------
     Net cash provided from (used for) financing
       activities                                         1,409,216         (735,084)
Effect of foreign currency translation on cash              (14,483)         (21,715)
                                                         ----------       ----------
NET CHANGE IN CASH AND DUE FROM BANKS                       529,277         (277,646)
Cash and Due from Banks at January 1                      2,539,286        1,936,396
                                                         ----------       ----------
Cash and Due from Banks at March 31                    $  3,068,563     $  1,658,750
                                                         ==========       ==========

Interest payments made                                 $    490,942     $    391,373
Income tax payments made                               $     34,418     $      8,767

The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION
                         Notes to Financial Statements

1. The accompanying interim consolidated financial statements of Bank of Boston Corporation (the Corporation) are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Prior period financial statements have been restated to give retroactive effect to the mergers with Society for Savings Bancorp, Inc. and Multibank Financial Corp., completed in July 1993, which were accounted for as poolings of interests. In addition, certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Corporation's 1993 Annual Report on Form 10-K.

2.   Acquisitions:

     In September 1993, the Corporation reached a definitive agreement to acquire BankWorcester Corporation (BankWorcester) for $34 for each share of BankWorcester common stock outstanding, subject to an upward adjustment if the acquisition is not consummated on or before June 30, 1994. The total purchase price is expected to approximate $247 million. BankWorcester, the holding company for Worcester County Institution for Savings, had approximately $1.5 billion of assets, approximately $1.3 billion of deposits and 28 branches at March 31, 1994. The acquisition has been approved by the boards of directors of both companies, by BankWorcester's stockholders and by applicable federal regulators, but remains subject to required state regulatory approval and review by the United States Department of Justice (the Justice Department). Consummation of the transaction is expected during the second quarter of 1994. The acquisition will be accounted for as a purchase.

     In March 1994, the Corporation reached a definitive agreement to acquire Pioneer Financial, A Co-operative Bank (Pioneer) for $118 million in cash. Pioneer, a privately held financial institution based in Middlesex County, Massachusetts, had approximately $773 million of assets, approximately $720 million of deposits and 20 branches at March 31, 1994. The acquisition has been approved by the boards of directors of both companies and remains subject to required regulatory and Pioneer stockholder approvals and a review by the Justice Department. Consummation of the transaction is not expected until the second half of 1994. The acquisition will be accounted for as a purchase.

3.   Significant Noncash Transactions - Statement of Cash Flows:

     During the first quarters of 1994 and 1993, the Corporation transferred approximately $15 million and $23 million, respectively, to Other Real Estate Owned (OREO) from loans. Loans made to facilitate sales of OREO properties totaled approximately $.9 million and $.3 million in the first quarters of 1994 and 1993, respectively. Other significant noncash transactions included the transfer of certain assets to an accelerated disposition portfolio, which is more fully discussed in Note 6.

     On December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the new standard, cash flows from purchases, sales and maturities of securities available for sale are classified as cash flows from investing activities. In previous periods, this activity with regard to securities available for sale was classified as cash flows from operating activities and presented on a net basis.

4.   Securities:

A summary comparison of securities available for sale by type is as follows:
                                               March 31, 1994                          December 31, 1993
                                      ------------------------------             -----------------------------

  (in thousands)                             Cost     Carrying value                    Cost    Carrying value
                                      -----------     --------------             -----------    --------------
  U.S. Treasury                       $   418,749        $   419,660             $   108,017       $   109,601
  U.S. government
   agencies and corporations:
   Mortgage-backed securities             624,367            619,567                 493,142           498,172
  States and political subdivisions           242                236                     478               474
  Foreign debt securities                 529,846            526,203                 441,038           490,066
  Other debt securities                   165,157            165,157                 149,585           149,585
  Marketable equity
   securities                              48,116             59,990                  57,959            74,330
  Other equity securities                 106,399            106,399                 115,659           115,659
                                        ---------          ---------               ---------         ---------
                                      $ 1,892,876        $ 1,897,212             $ 1,365,878       $ 1,437,887
                                        =========          =========               =========         =========

In accordance with SFAS No. 115, securities available for sale are reported at fair value, except for equity securities with a cost of $106 million and $116 million at March 31, 1994 and December 31, 1993, respectively, which are not traded on established exchanges. These securities are reported at cost.

A summary comparison of securities held to maturity, which are reported at amortized cost, by type is as follows:
                                               March 31, 1994                            December 31, 1993
                                    ---------------------------------          --------------------------------

  (in thousands)                             Cost         Fair value                    Cost        Fair value
                                    -------------       ------------           -------------       -----------
  U.S. Treasury                       $     8,682        $     8,687             $   317,396       $   317,599
  U.S. government
    agencies and corporations:
    Mortgage-backed securities          1,071,562          1,047,528               1,045,574         1,044,026
  States and political
   subdivisions                            30,331             30,575                  29,480            30,512
  Foreign debt securities                  98,161             97,512                 108,503           108,610
  Other debt securities                                                                   65                65
  Other equity securities                  83,437             83,437                  67,805            67,805
                                        ---------          ---------               ---------         ---------
                                      $ 1,292,173        $ 1,267,739             $ 1,568,823       $ 1,568,617
                                        =========          =========               =========         =========

5.   Loans and Lease Financing:

     The following are the details of loan and lease financing balances:

                                                                                  March 31     December 31
                                                                                      1994            1993
(in thousands)                                                                 -----------     -----------
     United States Operations:
       Commercial, industrial and financial                                   $ 12,064,261    $ 11,991,440
       Real Estate:
         Secured by 1-4 family residential properties                            3,921,957       4,159,069
         Construction                                                              541,906         617,426
         Other commercial                                                        2,851,454       3,123,024
       Loans to individuals                                                      1,795,219       1,609,566
       Lease financing                                                           1,256,855       1,263,267
       Unearned income                                                            (201,503)       (203,598)
                                                                                ----------      ----------
                                                                                22,230,149      22,560,194
                                                                                ----------      ----------
     International Operations:
        Loans and lease financing                                                6,413,577       6,330,137
        Unearned income                                                            (89,361)       (108,357)
                                                                                ----------      ----------
                                                                                 6,324,216       6,221,780
                                                                                ----------      ----------
                                                                              $ 28,554,365    $ 28,781,974
                                                                                ==========      ==========

6.   Accelerated Disposition Portfolio:

     In March 1994, the Corporation transferred $378 million of lower quality real estate exposure to an accelerated disposition portfolio. The exposures were transferred at their estimated disposition value, and the transfer resulted in additional credit losses of $119 million. This value reflects management's view as to the proceeds that would be realized on a liquidation basis, and is not indicative of the value that would be realized if such exposures were managed in the normal course of business or disposed of on a basis other than liquidation. The net remaining carrying value of the accelerated disposition portfolio was $259 million at March 31, 1994. Until liquidated, this portfolio will be carried at the lower of the newly established carrying value or estimated disposition value.

     The accelerated disposition portfolio consisted of the following:

                                                                                  Carrying
                                                                              Value Before       Estimated
                                                                                 Valuation     Disposition
                                                                                Adjustment           Value
(in millions)                                                                 ------------     -----------
      Loans
         Nonaccrual real estate, including 1-4 family residential                     $193            $129
         Performing renegotiated loans                                                  75              51
         Other performing real estate                                                   40              30
      OREO                                                                              31              31
                                                                                      ----            ----
         Total balance sheet assets                                                    339             241
      Off-balance-sheet exposure (letters of credit)                                    39              18
                                                                                      ----            ----
         Total exposure                                                               $378            $259
                                                                                      ====            ====

7.   Reserve for Credit Losses:

     An analysis of the reserve for credit losses is as follows:
     (in thousands)

     Quarters Ended March 31                                                          1994            1993
                                                                                    --------        --------
     Balance, beginning of period                                                 $  770,279       $ 923,120
     Provision                                                                        45,000          22,455
     Domestic credit losses:
        Commercial, industrial and financial                                          (2,570)        (17,000)
        Real estate:
          Construction                                                                  (260)         (7,513)
          1-4 family residential properties                                           (3,367)         (3,674)
          Other                                                                       (9,029)        (26,041)
        Loans to individuals                                                         (14,035)         (8,558)
        Lease financing                                                                                   (2)
     International credit losses                                                     (16,436)        (24,322)
                                                                                    --------         -------
     Total credit losses                                                             (45,697)        (87,110)
                                                                                    --------         -------
     Domestic recoveries:
        Commercial, industrial and financial                                           3,978           3,112
        Real estate:
          Construction                                                                   337           1,036
          1-4 family residential properties                                              527             890
          Other                                                                        1,998             502
        Loans to individuals                                                           3,421           4,233
        Lease financing                                                                   43              22
     International recoveries                                                          3,281           1,513
                                                                                    --------         -------
     Total recoveries                                                                 13,585          11,308
                                                                                    --------         -------
        Net credit losses before losses related to accelerated
          disposition portfolio                                                      (32,112)        (75,802)
     Credit losses related to exposures transferred to
       accelerated disposition portfolio                                            (119,000)
                                                                                    --------         -------
        Net credit losses                                                           (151,112)        (75,802)
                                                                                    --------         -------
     Balance, end of period                                                       $  664,167       $ 869,773
                                                                                    ========         =======


8.   Accounting for Unrealized Gains and Losses:

     Effective January 1, 1994, the Corporation adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." The interpretation requires the reporting of gross unrealized gains and gross unrealized losses on foreign exchange and interest rate contracts separately as assets and liabilities, respectively, unless a right of setoff exists, including a right of setoff resulting from contracts executed with the same counterparty under a master netting arrangement. Previously, the Corporation reported unrealized gains and losses related to forward foreign exchange rate contracts, interest rate swap agreements and similar contracts on a net basis. Adoption of the interpretation resulted in an increase in both assets and liabilities of $333 million, and had no effect on the Corporation's net income, capital or risk-based capital ratios.

9.   Notes Payable:

     In January 1994, the Corporation issued $300 million of 6 5/8% Subordinated Notes, due 2004. When the notes were issued, the Corporation entered into an interest rate swap agreement that effectively converted the fixed rate obligation to a floating rate obligation. Such rate was 4.01% at March 31, 1994. The subordinated notes are not subject to redemption prior to maturity. In March 1994, the Corporation redeemed its floating rate notes due September 2000 at their principal amount plus accrued interest. The carrying value of the notes at the time of redemption was $179 million. In addition, during the first quarter of 1994, a nonbanking subsidiary of the Corporation called for prepayment $186 million of its senior notes, with fixed interest rates ranging from 6.67% to 9.50%, at their principal amount plus accrued interest and a prepayment penalty. The loss on the early extinguishment of the debt amounted to $6.5 million, net of taxes, or $.06 per common share on both a primary and fully diluted basis, and is presented as an extraordinary item in the consolidated statement of income.

10.  Contingencies:

     The Corporation and its subsidiaries are defendants in a number of legal proceedings arising in the normal course of business, including claims that borrowers or others have been damaged as a result of the Corporation's lending practices. One of these actions, commonly referred to as lender liability claims, has resulted in a judgment against a Corporation subsidiary, which is being appealed. Management, after reviewing all actions and proceedings pending against or involving the Corporation and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings will not be material.

11.  Brazilian Translation Gains and Losses:

     During the first quarter of 1994, the Corporation reclassified translation gains and losses associated with Brazilian local currency earning assets and interest bearing liabilities from noninterest income to interest income and interest expense, respectively. As a result of hyperinflation in Brazil, interest income and interest expense from these local currency assets and liabilities have had a significant impact on consolidated interest income and interest expense, while contributing only modestly to consolidated net interest revenue. The reclassification of these translation gains and losses, while having no effect on the Corporation's total revenue (net interest revenue plus noninterest income), provides a better presentation of consolidated interest income, interest expense and related yields; net interest revenue and related margin; and noninterest income. Translation gains and losses related to Brazilian local currency nonearning assets and noninterest bearing liabilities continue to be classified as noninterest income. The net translation gain/loss from these local currency nonearning assets and noninterest bearing liabilities was immaterial in both the first quarter of 1994 and the first quarter of 1993.

     The Corporation has followed a strategy of maintaining a currency position in Brazil that is designed to capitalize on the spread between Brazilian interest rates and devaluation. This strategy has generally involved investing dollar denominated/indexed interest bearing liabilities in local currency earning assets. The previous presentation resulted in high levels of net interest revenue that were mostly offset by translation losses recorded in noninterest income. This currency position at March 31, 1994 was $199 million and averaged $147 million in the first quarter of 1994, compared with an average of $66 million in the first quarter of 1993.

     Overall, the reclassification has resulted in the inclusion of $2,225 million of translation losses related to local currency earning assets within interest income and $2,096 million of translation gains related to local currency interest bearing liabilities within interest expense in the first quarter of 1994, resulting in a reclassification from noninterest income of $129 million of net translation losses. For the first quarter of 1993, $646 million of translation losses were reclassified to interest income and $623 million of translation gains were reclassified to interest expense, resulting in a reclassification from noninterest income of $23 million of net translation losses.

12.  Sale of Factoring Business:

     In January 1994, the Corporation completed the sale of its United States factoring business, and recorded a pre-tax gain of $27 million on the transaction. The previously announced sale of the Corporation's Canadian factoring business remains subject to regulatory approval and is expected to close in mid-1994, for an additional pre-tax gain of approximately $5 million. The factoring businesses' contribution to the Corporation's net income in prior periods was not material.

13.  Change in Accounting for Purchased Mortgage Servicing Rights:

     Effective January 1, 1993, the Corporation elected to change its method of accounting for purchased mortgage servicing rights (PMSR) to conform its financial reporting to the regulatory accounting rules adopted in the first quarter of 1993 by the banking regulators. Under these new rules, the carrying value of PMSR is recorded at the lesser of amortized cost or the estimated aggregate recoverable amount determined by applying the discount rate in effect at the time the servicing portfolios were purchased to the estimated future net cash flows from servicing the underlying mortgages. Prior to 1993, this valuation was performed on an undiscounted basis. The cumulative effect to January 1, 1993 of adopting this change in accounting principle was a decrease in income of $53 million, net of income taxes of $32 million, or $.50 per common share on a primary basis and $.48 per common share on a fully diluted basis.

14.  Accounting for Income Taxes:

     Effective January 1, 1993, the Corporation adopted prospectively SFAS No. 109, "Accounting for Income Taxes," which principally affects accounting for deferred income taxes. The cumulative effect to January 1, 1993 of adopting this new standard, which is shown as a cumulative effect of a change in accounting principle, was an increase to first quarter income of $77 million or $.74 per common share on a primary basis and $.70 per common share on a fully diluted basis. The cumulative effect principally reflected the recognition of previously unrecorded tax benefit carryforwards.

15.  Parent Company Condensed Financial Statements:

     The following is a condensed balance sheet of the Corporation (Parent
     Company only) at March 31, 1994 and December 31, 1993:
                                                                                 March 31     December 31
                                                                                     1994            1993
     (in thousands)                                                           -----------     -----------
     ASSETS
     Cash and short term investments in bank subsidiary                      $    114,143    $    206,920
     Advances to subsidiaries:
        Bank subsidiaries                                                          35,864          63,709
        Nonbank subsidiaries                                                      259,113         226,203
     Subordinated notes receivable from bank subsidiary                           580,000         400,000
     Investments in subsidiaries:
        Bank subsidiaries                                                       3,239,149       3,175,274
        Nonbank subsidiaries                                                      139,457         134,751
     Other assets                                                                  26,608          22,846
                                                                                ---------       ---------
     TOTAL ASSETS                                                            $  4,394,334    $  4,229,703
                                                                                =========       =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Commercial paper due nonbank subsidiary                                 $      9,200    $     10,200
     Notes payable                                                              1,413,280       1,293,247
     Other liabilities                                                             24,585          14,587
                                                                                ---------       ---------
     TOTAL LIABILITIES                                                          1,447,065       1,318,034
                                                                                ---------       ---------
     TOTAL STOCKHOLDERS' EQUITY                                                 2,947,269       2,911,669
                                                                                ---------       ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  4,394,334    $  4,229,703
                                                                                =========       =========


     The following is a condensed income statement of the Corporation (Parent
     Company only) for the quarters ended March 31, 1994 and 1993:

                                                                                      1994            1993
     (in thousands)                                                                 -----------     -----------
     OPERATING INCOME
     Dividend from bank subsidiary                                                $  3,200
     Interest from subsidiaries:
        Bank subsidiaries                                                           10,202       $   8,800
        Nonbank subsidiaries                                                         1,605           1,246
                                                                                    ------          ------

     Total operating income                                                         15,007          10,046
                                                                                    ------          ------

     EXPENSE
     Interest expense                                                               17,542          11,859
     Other expense, net                                                              1,929           1,265
                                                                                    ------          ------
     Total operating expense                                                        19,471          13,124
                                                                                    ------          ------
     Loss before income taxes, equity in undistributed net income of subsidiaries, extraordinary loss and cumulative effect of
       change in accounting principle                                               (4,464)         (3,078)
     Benefit from income taxes                                                      (2,790)         (1,031)
                                                                                    ------          ------
     Loss before equity in undistributed net income of subsidiaries, extraordinary loss and cumulative effect of change in
       accounting principle                                                         (1,674)         (2,047)
     Equity in undistributed net income of subsidiaries                             98,174          87,435
                                                                                    ------          ------
     Income before extraordinary item and cumulative effect of
       change in accounting principle                                               96,500          85,388
     Extraordinary loss from early extinguishment of debt, net of tax                 (360)
     Cumulative effect of change in accounting for income taxes                                     (1,713)
                                                                                    ------          ------
     NET INCOME                                                                   $ 96,140       $  83,675
                                                                                    ======          ======

     The following is a condensed statement of cash flows of the Corporation
     (Parent Company only) for the quarters ended March 31, 1994 and 1993:

                                                                                            1994            1993
     (in thousands)                                                                  -----------     -----------
     Cash Flows From Operating Activities:
     Net income                                                                        $  96,140       $  83,675
     Reconciliation of net income to net cash used for operating activities:
            Extraordinary item, net of tax                                                   360
            Cumulative effect of change in method of accounting for income taxes                           1,713
            Equity in undistributed net income of subsidiaries                           (98,174)        (87,435)
            Net change in interest receivables and payables                                6,624          (1,663)
            Other, net                                                                      (383)         (4,194)
                                                                                        --------         -------
              Net cash provided from (used for) operating activities                       4,567          (7,904)
                                                                                        --------         -------
     Cash Flows From Investing Activities:
     Net cash provided from short-term investments                                        92,750          68,580
     Net cash used for advances to subsidiaries                                           (5,065)         (1,965)
     Investments in subsidiaries                                                          (6,400)        (50,000)
     Purchase of subordinated note receivable from bank subsidiary                      (180,000)
                                                                                        --------         -------
              Net cash provided from (used for) investing activities                     (98,715)         16,615
                                                                                        --------         -------
     Cash Flows From Financing Activities:
     Net cash provided from (used for) commercial paper                                   (1,000)            200
     Net proceeds from issuance of notes payable                                         298,533
     Repayments of notes payable                                                        (178,500)
     Net proceeds from issuance of common stock                                            7,703           7,921
     Dividends paid                                                                      (32,615)        (16,427)
                                                                                        --------         -------
              Net cash provided from (used for) financing activities                      94,121          (8,306)
                                                                                        --------         -------
     NET CHANGE IN CASH AND DUE FROM BANKS                                                   (27)            405
     Cash and Due from Banks at January 1                                                    550             236
                                                                                        --------         -------
     Cash and Due from Banks at March 31                                              $      523       $     641
                                                                                        ========         =======

     Interest payments made                                                           $   10,900       $  13,398
     Income tax refunds received                                                      $   (7,870)      $    (100)


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

                                    GENERAL


The Corporation's net income for the quarter ended March 31, 1994 was $96 million, compared with net income of $84 million for the same period in 1993. Net income per common share was $.82 on a primary basis and $.79 on a fully diluted basis, compared with net income per common share of $.72 on a primary basis and $.70 on a fully diluted basis for the first quarter of 1993. The 1994 results included an extraordinary loss, net of tax, of $7 million from the call for prepayment of $186 million of senior debt by a non-banking subsidiary and the redemption of $179 million of the Corporation's floating rate notes.
The 1993 results included $24 million of income, net of tax, from the cumulative effect of changes in accounting principles. A cumulative benefit of $77 million was recorded as a result of the Corporation adopting Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," while a $53 million after-tax charge was recorded in connection with a change in accounting with respect to the valuation of purchased mortgage servicing rights (PMSR). Excluding the effects of the extraordinary loss and cumulative effect of changes in accounting principles, net income for the first quarter of 1994 was $103 million, compared with $60 million for the first quarter of 1993. On this basis, primary and fully diluted earnings per share were $.88 and $.85, respectively, in the first quarter of 1994 compared with $.49 and $.48, respectively, for the same period last year.


            NET INTEREST REVENUE - (Fully Taxable Equivalent Basis)

The discussion of net interest revenue should be read in conjunction with Average Balances and Interest Rates and Change in Net Interest Revenue - Volume and Rate Analysis on pages 33 through 36 of this report. For this review, interest income that is either exempt from federal income taxes or taxed at a preferential rate has been adjusted to a fully taxable equivalent basis. This adjustment has been calculated using a federal income tax rate of 35% in 1994 and 34% in 1993, plus applicable state and local taxes, net of related federal tax benefits. The adjustment amounted to $1.5 million in the first quarter of 1994 compared with $1.8 million in the first quarter of 1993.

During the first quarter of 1994, the Corporation reclassified translation gains and losses associated with Brazilian local currency earning assets and interest bearing liabilities from noninterest income to interest income and interest expense, respectively. This reclassification had no effect on the Corporation's total revenue (the sum of net interest revenue and noninterest income). As a result of hyperinflation in Brazil, interest income and interest expense from local currency assets and liabilities have had a significant impact on consolidated interest income and interest expense, while contributing only modestly to consolidated net interest revenue. In addition, the Corporation has followed a strategy of maintaining a currency position in Brazil that is designed to capitalize on the spread between Brazilian interest rates and devaluation. This strategy has generally involved investing dollar denominated/indexed interest bearing liabilities in local currency earning assets. Such a strategy has enabled the Corporation to improve its total revenue compared with what would have been earned from exclusively funding local currency assets with local currency liabilities. The previous presentation resulted in high levels of net interest revenue that were mostly offset by translation losses recorded in noninterest income. In order to better present the results of the Corporation's interest operations, including the net revenue earned from this currency position, translation gains and losses related to local currency earning assets and interest bearing liabilities have been reclassified to the related components of interest income and interest expense. Prior periods have been reclassified for comparative purposes and net interest margin has been presented on the basis of this revised classification. The Brazilian currency position, including its contribution to net interest revenue and the amount of translation losses that have been reclassified to interest income, is discussed below.

Consolidated net interest revenue, on a fully taxable equivalent basis, was $342 million for the first quarter of 1994 compared with $326 million for the same period in 1993. Net interest margin in the first quarter of 1994 was 3.80% compared with 4.05% for the first quarter of 1993.

The following table presents a summary of net interest revenue, on a fully taxable equivalent basis, and related average earning asset balances and net interest margins for United States and International Operations:


Quarters Ended March 31                                                        Change            Change
(dollars in millions)                         1994              1993           Amount           Percent
                                            ------            ------           ------           -------

United States Operations:

 Net interest revenue                     $  274.1          $  255.4          $  18.7                 7%
 Average loans and lease financing          22,305            20,l87            2,118                10
 Average earning assets                     27,403            25,859            1,544                 6
 Net interest margin                          4.06%             4.01%             .05%                1

International Operations:

 Net interest revenue                     $   68.1          $   70.6          $  (2.5)               (4)%
 Average loans and lease financing           6,310             5,037            1,273                25
 Average earning assets                      9,099             6,817            2,282                33
 Net interest margin                          3.03%             4.20%           (1.17)%             (28)

Consolidated:

 Net interest revenue                     $  342.2          $  326.0          $  16.2                 5%
 Average loans and lease financing          28,615            25,224            3,391                13
 Average earning assets                     36,502            32,676            3,826                12
 Net interest margin                          3.80%             4.05%            (.25)%              (6)

The improvement in net interest revenue from the first quarter of 1993 reflects an $18.7 million increase from domestic operations. This was primarily due to a $2.1 billion increase in average loan and lease volume, higher levels of noninterest bearing sources of funds, including deposits and stockholders' equity, and interest recoveries on loans. These factors were partially offset by a decline in loan fees. The domestic net interest margin rose slightly to 4.06% in the first quarter of 1994 compared with 4.01% in the same period of 1993. Internationally, net interest revenue declined $2.5 million from the first quarter of 1993 and margin dropped from 4.20% in the first quarter of 1993 to 3.03% in the first quarter of 1994. Although international average earning assets grew $2.3 billion, including a $1.3 billion increase in average loan and lease volume, narrower spreads resulted in a slight decline in net interest revenue from international operations. Spreads have narrowed over the past year in Argentina, mainly because of declining inflation, which has resulted from the continued stability of the economy. Spreads in Brazil have also declined during the past year, stemming from economic difficulties in the country and a change in the mix of assets from higher yielding loans to other earning assets. The Corporation's Brazilian currency position has enabled it to mitigate the negative effects of narrower spreads from operations in that country. While the international margin declined 117 basis points from the first quarter of 1993, margin for the first quarter of 1994 was 4 basis points higher than margin for the second half of 1993.

The following table presents a summary of net interest revenue earned from the Corporation's Brazilian currency position during the past nine quarters and the effect on net interest margin of reclassifying net translation losses associated with this position from noninterest income to net interest revenue:


                                                        March    Dec.   Sept.    June   March    Dec.   Sept.    June   March
(dollars in millions)                                    1994    1993    1993    1993    1993    1992    1992    1992    1992
                                                       ------  ------  ------  ------  ------  ------  ------  ------  ------
Consolidated net interest revenue,
  on a fully taxable equivalent basis,
  excluding Brazilian currency position                 $ 331   $ 345   $ 339   $ 328   $ 322   $ 337   $ 326   $ 304   $ 283
Effect of Brazilian currency position:
  Interest income from currency position                  140      90      34      41      27      16      13      20      18
  Translation losses previously classified
     as noninterest income                               (129)    (84)    (30)    (37)    (23)    (13)     (9)    (15)    (13)
                                                        -----   -----   -----   -----   -----   -----   -----   -----   -----
  Net revenue from currency position                       11       6       4       4       4       3       4       5       5
Consolidated net interest revenue, on a fully
  taxable equivalent basis, after reclassification of   -----   -----   -----   -----   -----   -----   -----   -----   -----
  net translation losses                                $ 342   $ 351   $ 343   $ 332   $ 326   $ 340   $ 330   $ 309   $ 288
                                                        =====   =====   =====   =====   =====   =====   =====   =====   =====

Consolidated net interest margin:
  Before reclassification of net translation losses      5.24%   4.77%   4.26%   4.43%   4.33%   4.21%   4.05%   3.99%   3.60%
  After reclassification of net translation losses       3.80%   3.86%   3.91%   3.99%   4.05%   4.06%   3.94%   3.81%   3.44%

International net interest margin:
  Before reclassification of net translation losses      8.80%   6.98%   4.52%   5.63%   5.58%   4.57%   4.73%   4.79%   4.23%
  After reclassification of net translation losses       3.03%   2.99%   2.99%   3.59%   4.20%   3.74%   4.17%   3.73%   3.25%

Average principal amount of currency position           $ 147   $ 104   $  53   $  89   $  66   $  45   $  40   $  45   $  42

Additional information on the reclassification of Brazilian translation gains and losses to net interest revenue, including a discussion of the effect of this reclassification related to all local currency assets and liabilities, can be found in Note 11 to the Financial Statements.

The Corporation's currency position exposes it to losses should devaluation exceed local currency interest rates; such losses could be significant if government intervention results in a major unanticipated devaluation. Management, however, has been able to quickly close its position in the past when market conditions warranted. Further, management will continue to closely monitor the position and will alter the present strategy if necessary. While the position could increase or decrease from the March 31, 1994 level of $199 million, the size of the position will continue to be a function of management's assessment of the frequently changing economic situation in Brazil, a country that continues to be affected by hyperinflation and other economic difficulties. In addition, there will be a presidential election later this year in Brazil, bringing with it the potential for a change in economic policy both before and after the election. There can be no assurance, given the hyperinflationary conditions and economic difficulties experienced by Brazil, that the results of this position will not have an adverse effect on future levels of consolidated net interest revenue and margin.

                             **********************

The increase in consolidated net interest revenue from the first quarter of 1993 is not necessarily indicative of future results. Net interest revenue and margin are affected by several factors, including the current interest rate environment, the mix and volume of assets and liabilities, the level of nonperforming assets, competitive pressures, economic and political conditions in the countries where the Corporation does business and other factors. As such, there can be no assurance as to the future levels of net interest revenue or margin.

                          PROVISION FOR CREDIT LOSSES

The provision for credit losses was $45 million for the quarter ended March 31, 1994, compared with $22.5 million for the same period in 1993 and $10 million in the fourth quarter of 1993. The provision for credit losses in the first quarter of 1994 reflected management's assessment of the adequacy of the reserve for credit losses, taking into account the current risk characteristics of the loan portfolio and economic conditions. The increase in the provision for credit losses in the first quarter of 1994 also reflected, in part, the transfer of certain lower quality real estate assets to an accelerated disposition portfolio. This transfer is discussed below in Financial Condition - Credit Profile. The amount of future provisions will be a function of the quarterly review of the reserve for credit losses. This review will be affected by the risk characteristics of the portfolio and the economic conditions existing at that time and, therefore, there can be no assurance as to the amount of future provisions.


                               NONINTEREST INCOME

The following tables set forth the components of noninterest income, as well as a further breakdown of financial service fees and other income. Additional information on the change in noninterest income follows each table. Noninterest income for all periods has been restated to reflect the reclassification of certain Brazilian translation gains and losses. This reclassification is discussed in Net Interest Revenue and in Note 11 to the Financial Statements.

Noninterest Income
- ------------------
(in millions)


                                                      First Quarter
                                               --------------------------
                                                 1994      1993    Change
                                                 ----      ----    ------

Financial service fees                          $  92     $  71     $  21
Trust and agency fees                              48        44         4
Trading profits and commissions                     4         7        (3)
Securities portfolio gains, net                     4         6        (2)
Mezzanine/venture capital profits, net             14        21        (7)
Foreign exchange trading profits                    9        10        (1)
Gain from sale of domestic factoring business      27                  27
Other income                                       37        15        22
                                                  ---       ---        --
  Total                                         $ 235     $ 174      $ 61
                                                  ===       ===        ==

The increase in trust and agency fees reflected a higher volume of stock transfer business and higher fees from international mutual funds. The decline in mezzanine/venture capital profits from the first quarter of 1993 is mainly due to the absence of a large gain recorded on one transaction in that period. The increase in other income principally reflected net gains from the sale of securities originally acquired in connection with loan restructurings.

On January 31, 1994, the Corporation completed the sale of its United States factoring business and recorded a gain of $27 million. The Corporation also has an agreement to sell its Canadian factoring business. This sale, which is subject to regulatory approval, is expected to close in mid-1994 for an additional pre-tax gain of approximately $5 million.


Financial Service Fees
- ----------------------
(in millions)

                                                     First Quarter
                                               -------------------------
                                                1994      1993    Change
                                                ----      ----    ------

Deposit fees                                    $ 30     $  30     $   0
Letter of credit and acceptance
  fees                                            13        14        (1)
Mortgage servicing fees:
  Fee income                                      27        26         1
  Amortization of mortgage
   servicing assets                              (17)      (35)       18
                                                 ---       ---       ---
   Net mortgage servicing fees                    10        (9)       19
Loan-related fees                                 14         9         5
Factoring fees                                     2         6        (4)
Other                                             23        21         2
                                                 ---       ---       ---
  Total                                        $  92     $  71      $ 21
                                                 ===       ===       ===

Financial service fees increased $21 million mainly due to a $19 million increase in net mortgage servicing fees. This increase primarily reflected lower amortization charges resulting from a declining rate of current and estimated future mortgage prepayments, as mortgage interest rates have risen. Future levels of amortization of mortgage servicing assets will be dependent on a number of factors, including changes in the level of mortgage interest rates and their effect on mortgage prepayments; as such, there can be no assurance as to the future amount of such amortization. In addition, loan-related fees increased principally due to higher syndication fees, while the decline in factoring fees reflected the January 31, 1994 sale of the Corporation's domestic factoring business.

                              NONINTEREST EXPENSE

The following table sets forth the components of noninterest expense:



Noninterest Expense
- -------------------
(in millions)

                                                     First Quarter
                                               -------------------------
                                                1994      1993    Change
                                                ----      ----    ------

     Employee costs                            $ 195     $ 196   $    (1)
     Occupancy & equipment                        55        58        (3)
     Professional fees                            12        13        (1)
     Other                                        80        89        (9)
                                                 ---       ---       ---
     Noninterest expense,
       excluding OREO costs                      342       356       (14)
     OREO costs                                    5        19       (14)
                                                 ---       ---       ---
        Total                                  $ 347     $ 375   $   (28)
                                                 ===       ===       ===

Noninterest expense, before OREO costs, declined $14 million from the first quarter of 1993. A decline in domestic employee costs was due, in part, to a lower number of employees, including a reduction caused by the January 31, 1994 sale of the Corporation's domestic factoring business. This decline was partially offset by higher payroll tax and compensation rates. The latter was affected by merit increases and a higher level of incentive compensation. Offsetting the decline in domestic employee costs was an increase in the international payroll, reflecting strategic investments in Latin America. Overall, the number of full time equivalent employees declined 1,200 between March 31, 1993 and March 31, 1994, from 19,700 to 18,500. Occupancy and equipment expense declined due, in part, to the recording of a property tax rebate in 1994. The decline in other expense included lower FDIC insurance premiums, stemming from lower rates and the refund of a portion of 1993's assessment, as well as a decline in travel expenses. The decline in OREO costs reflects lower valuation adjustments and a drop in the level of OREO assets from $156 million at March 31, 1993 to $66 million at March 31, 1994.

                           PROVISION FOR INCOME TAXES

The provision for taxes on income before extraordinary items was $81 million for the first quarter of 1994, which represents an effective tax rate of 44%. In the first quarter of 1993, the Corporation reported a tax provision on income before the cumulative effect of accounting changes of $41 million, representing an effective tax rate of 41%. The increase in the income tax provision resulted from higher pre-tax income and, to a lesser extent, the higher effective tax rate. The increase in the effective tax rate resulted from the increase in federal income tax rates enacted in the middle of 1993, an increase in the estimate of foreign income taxes which may not be creditable for federal tax purposes, and an increase in the Corporation's effective state income tax rates.

                              FINANCIAL CONDITION
                              -------------------

                           CONSOLIDATED BALANCE SHEET

At March 31, 1994, the Corproation's total assets were $42.4 billion, an increase of $1.8 billion from December 31, 1993. This increase was primarily due to a $1.2 billion increase in federal funds sold and resale agreements due, in part, to a higher level of resale agreements in overseas offices. During the first quarter of 1994, the Corporation adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," that requires the reporting of gross unrealized gains and gross unrealized losses on foreign exchange and interest rate contracts separately as assets and liabilities. Netting of unrealized gains and losses is allowed if a right of setoff exists, including a right of setoff resulting from contracts executed with the same counterparty under a master netting arrangement. These unrealized gains and losses had previously been recorded on a net basis. The adoption of Interpretation No. 39 resulted in increases to other assets and other liabilities of $.3 billion compared with December 31, 1993. Other balance sheet changes between December 31, 1993 and March 31, 1994 included a $.5 billion decline in mortgages held for sale, reflecting a lower volume of mortgage originations and a $.2 billion decline in loans and leases, primarily resulting from the transfer of $308 million of domestic real estate-related loans to an accelerated disposition portfolio. Before the effect of this transfer, loans and leases increased $80 million reflecting, in part, higher international loans, mainly from Latin American operations. Additional information on the change in loans and leases from December 31, 1993 is contained in Credit Profile.

In the fourth quarter of 1993, the Corporation's principal banking subsidiary, The First National Bank of Boston, initiated a short-term bank note program as an alternative source of funding. Funding obtained under this program amounted to $1.6 billion as of March 31, 1994, of which $1.2 billion was sold during the first quarter of 1994. This program, along with increased funds from other sources, including securities sold under agreements to repurchase and the treasury, tax and loan account, resulted in a $2.9 billion increase in funds borrowed. As a result of increased funds from these sources, the level of wholesale certificates of deposit and deposits obtained through retail programs with brokers (brokered CDs) was reduced. This resulted in a $1.3 billion decline in domestic interest bearing deposits, between December 31, 1993 and March 31, 1994, of which $700 million related to wholesale deposits and $300 million related to brokered CDs. The level of brokered CDs outstanding at March 31, 1994 was $400 million, compared with $700 million at December 31, 1993 and $1.7 billion at December 31, 1992. The Corporation's notes payable declined slightly from December 31, 1993. During the first quarter of 1994, the Corporation issued $300 million of 6 5/8% subordinated notes due 2004. This increase was more than offset by the Corporation's redemption of $179 million of its floating rate notes due 2000 at their principal amount plus accrued interest, and the call for prepayment of $186 million of senior debt by a nonbanking subsidiary of the Corporation, which had been due in installments through 1998, at its principal amount plus accrued interest and a prepayment penalty. The redemption of notes and the call for prepayment of senior debt, which were made to improve the Corporation's funding rates, resulted in an extraordinary loss, net of tax, in the first quarter of 1994 of $7 million.

                              LIQUIDITY MANAGEMENT

As of March 31, 1994 the Corporation's level of liquid assets stood at $5.0 billion, compared with $4.5 billion at December 31, 1993. In addition, Bank of Boston Corporation (on a Parent Company only basis) had net liquid assets (liquid assets in excess of short-term funding commitments) of $96 million at March 31, 1994, compared with $194 million at December 31, 1993. The decrease from December 31, 1993 resulted mainly from the redemption of the floating rate notes discussed above and the purchase of a $180 million subordinated note from The First National Bank of Boston, as discussed below, partially offset by the issuance of $300 million of subordinated notes, during the first quarter of 1994. In addition, $33 million was used for dividend payments on common and preferred stock. Management considers overall liquidity, on both a consolidated and Parent Company only basis, to be adequate at March 31, 1994 to meet current obligations, support its expectations for future changes in asset and liability levels and carry on normal operations. Further, the Corporation has access to additional liquidity through the public markets.

                         INTEREST RATE RISK MANAGEMENT

Interest rate risk arises from the Corporation's normal banking activities due to an imbalance in the repricing or maturity schedules of assets and liabilities. The Corporation uses certain balance sheet items and off-balance-sheet financial markets instruments, including interest rate options, swaps and futures, in the management of this risk. These off-balance-sheet financial markets instruments provide the Corporation with important flexibility in managing interest rate exposure, enabling it to modify the repricing sensitivity of certain assets and liabilities.

During 1993, the Corporation maintained a modest repricing imbalance on assets and liabilities that enabled it to benefit from declining domestic interest rates. In response to rising domestic interest rates in the first quarter of 1994, the Corporation changed its strategy by moving toward a more neutral position with respect to domestic interest rates. This change in strategy was accomplished through the use of certain balance sheet items and various off-balance-sheet financial markets instruments, including interest rate options, which as noted in the table below, increased from December 31, 1993. The following table presents information on the Corporation's off-balance-sheet financial markets instruments used for interest rate risk management purposes:

                                             March 31, 1994                                    December 31, 1993
                           ---------------------------------------------      ---------------------------------------------------
                                       Average                                              Average
                           Notional  Remaining   Fair     Unrecognized        Notional    Remaining      Fair     Unrecognized
(in millions)                Amount   Maturity  Value(1)   Gain/(Loss)(2)       Amount     Maturity     Value(1)          Gain(2)
                           --------  ---------  -------   --------------      --------    ---------     -------   ---------------
Futures and Forwards        $ 2,889   3 months     $ 39          $ 45           $3,581     3 months       $ 2             $ 2
Interest Rate Swaps(3)        6,415    3 years      (80)          (77)           3,463      4 years        47              46
Interest Rate Options:
     Written or Sold          9,160     1 year       (6)           (3)              39     6 months
     Purchased               12,277     1 year       37            21              414      3 years         5               5

(1) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. In certain cases, instruments are subject to daily cash settlements; as such, the fair value of these instruments is shown as zero in the table.

(2) Unrecognized gain or loss represents the amount of gain or loss on the instruments as of the balance sheet date that has not been recognized in the income statement. Gains and losses on futures and forward contracts and options used to manage interest rate exposure are deferred and amortized over the period being managed as a component of interest income or expense. Income or expense on interest rate swap agreements used to manage interest rate exposure is accrued over the life of the agreement as an adjustment to interest income or expense.

(3) The increase in the notional amount of interest rate swaps between December 31, 1993 and March 31, 1994 mainly reflects short term swaps from international operations whose fair value and unrecognized gain/loss at March 31, 1994 were immaterial.

The aggregate fair value of the off-balance-sheet financial markets instruments shown in the table above declined $64 million from December 31, 1993 to March 31, 1994. In addition, the unrecognized gain/loss moved from a gain of $53 million at December 31, 1993 to a loss of $14 million at March 31, 1994. These changes were mainly caused by the increase in domestic interest rates that occurred during the first quarter of 1994. Since the Corporation has maintained only modest repricing imbalances or a neutral position with respect to its assets and liabilities, including the effect of these off-balance-sheet financial instruments, the increases in domestic interest rates in the first quarter of 1994 did not have a significant effect on the Corporation's net interest revenue.

The notional amounts of off-balance-sheet financial markets instruments represent the volume of outstanding transactions and do not represent the potential for gain or loss associated with the market risks or credit risk of such transactions. As such, the actual market or credit exposure for all these instruments is significantly less than the notional amounts.

                                    CAPITAL

In January and April 1994, the Board of Directors declared a quarterly dividend of $.22 per share, an increase from the $.10 per share that had been paid in each of the 1993 quarters. The payment of future common dividends will continue to be determined by the Board of Directors based on the Corporation's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic and other factors deemed relevant by the Board of Directors, including the amount of dividends paid to the Corporation by its subsidiaries.

The Corporation's Tier 1 and total capital ratios were 7.4% and 12.7%, respectively, at March 31, 1994, compared with 7.2% and 12.4%, respectively, at December 31, 1993. The Corporation's leverage ratio at March 31, 1994 was 6.9% compared with 6.8% at December 31, 1993. These ratios exceeded the minimum requirements of current regulations. The increase in the ratios from December 31 is a result of first quarter net income, net of common and preferred dividends, as well as the additional capital provided from the Corporation's subordinated debt issuance discussed above. Stockholders' equity increased $36 million between December 31, 1993 and March 31, 1994. This was mainly due to first quarter net income of $96 million, partially offset by the payment of dividends and a $40 million decline, net of tax, of unrealized gains in the securities available for sale portfolio. A major portion of this $40 million decline was due to a decline in the fair value of foreign debt securities.

As of March 31, 1994, all of the Corporation's banking subsidiaries met both the minimum requirements of current regulations with respect to capital ratios and the capital ratio aspects of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The Corporation has received approval from the Office of the Comptroller of the Currency (the
OCC) to merge South Shore Bank, Mechanics Bank and Multibank West into The First National Bank of Boston. These banking subsidiaries were acquired in connection with the Corporation's merger with Multibank Financial Corp., completed in July 1993. The merger with South Shore Bank was accomplished in May 1994, at which time a memorandum of understanding that had existed between South Shore Bank and the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks was terminated. The Corporation expects the remaining two mergers to occur by the end of the second quarter. Currently, two of the Corporation's subsidiaries, Bank of Boston Connecticut and Multibank West, would not be considered "well capitalized" for purposes of FDICIA due to an existing agreement and order, respectively, with their primary bank regulator. The agreement and the approval order with respect to these subsidiaries require that the subsidiary banks meet and maintain certain specific capital ratios, and each of the banks is in compliance with the requirement. The Corporation anticipates that the order with respect to Multibank West will be terminated upon completion of its merger with The First National Bank of Boston. The capital categories of the Corporation's banking subsidiaries are determined solely for purposes of applying FDICIA's provisions and, accordingly, such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's banking subsidiaries. In order to assist the Corporation's banking subsidiaries to maintain regulatory capital at desired levels and in connection with its capital planning process, the Corporation has provided capital contributions to certain of its banking subsidiaries in the past, and may contribute additional capital to its banking subsidiaries in future periods, if needed, to assist the subsidiaries in maintaining capital ratios at desired levels. While no capital contributions were made to banking subsidiaries during the first quarter of 1994, the Corporation purchased a $180 million subordinated note, which qualifies as tier 2 capital, from The First National Bank of Boston.

                                  ACQUISITIONS

On March 2, 1994, the Corporation announced that it had reached a definitive agreement to acquire Pioneer Financial, A Co-operative Bank (Pioneer) for $118 million in cash. Pioneer, which is based in Massachusetts' Middlesex County, is a privately owned cooperative bank with total assets of approximately $773 million at March 31, 1994. The acquisition, which will be accounted for as a purchase, has been approved by the boards of directors of both companies. Completion of this acquisition, which is not expected to occur until the second half of 1994, is subject to approvals by the banking regulators and Pioneer stockholders, as well as a review by the United States Department of Justice (the Justice Department). No assurance can be given as to the outcome of this review or that approvals of the regulators will be obtained. Until actual consummation, Pioneer will continue to operate independently of the Corporation.

On April 26, 1994, the OCC approved the Corporation's acquisition of BankWorcester Corporation (BankWorcester). The total purchase price is expected to be $247 million. BankWorcester, based in Worcester, Massachusetts, is the largest banking institution in Worcester County with total assets of $1.5 billion at March 31, 1994. Completion of the transaction, which is expected to occur in May 1994, remains subject to required approval by the state banking regulator and a review by the Justice Department. No assurance can be given as to the outcome of this review or that state regulatory approval will be obtained. Until actual consummation, BankWorcester will continue to operate independently of the Corporation.

                                 CREDIT PROFILE


The segments of the lending portfolio are as follows:


                                          March 31     Dec. 31    Sept. 30     June 30    March 31
(in millions)                                 1994        1993        1993        1993        1993
                                          --------     -------    --------     -------    --------

Domestic:
Commercial, industrial and financial      $ 12,080    $ 11,991    $ 11,380    $ 10,778    $ 10,131
Commercial real estate:
  Construction                                 572         617         705         714         740
  Other                                      3,073       3,123       3,054       3,167       3,181
                                            ------      ------      ------      ------      ------
       Total commercial real estate          3,645       3,740       3,759       3,881       3,921
Real estate loans secured by
    1-4 family residential properties        3,963       4,159       4,291       3,836       3,650
Loans to individuals                         1,795       1,610       1,556       1,530       1,452
Lease financing                              1,257       1,264       1,226       1,187       1,197
Unearned income                               (202)       (204)       (210)       (298)       (295)
                                            ------      ------      ------      ------      ------
                                            22,538      22,560      22,002      20,914      20,056
                                            ======      ======      ======      ======      ======
International:
Loans and lease financing, net of
    unearned income                          6,324       6,222       5,935       5,464       5,256
                                            ------      ------      ------      ------      ------
Subtotal                                    28,862    $ 28,782    $ 27,937    $ 26,378    $ 25,312
                                            ------      ======      ======      ======      ======
Less loans transferred to accelerated
    disposition portfolio                      308
                                            ------
Total loans and lease financing           $ 28,554
                                            ======

Before the effect of the transfer of $308 million of domestic real estate-related loans to an accelerated disposition portfolio discussed below, the Corporation's domestic loans showed a slight decline from December 31, 1993. This was primarily caused by the sale of the domestic factoring business, decreases in the mortgage warehousing and residential mortgage portfolios and the paydown of several large loans. These decreases were essentially offset by increases in the specialized industry and consumer loan portfolios. International loans increased $102 million from December 31, 1993, mainly due to higher Latin American loan volume, particularly in Argentina. Additional information on the Corporation's international outstandings can be found under Cross-Border Outstandings.

A discussion of the Corporation's real estate lending activities is included in the Corporation's 1993 Annual Report to Stockholders on pages 39 through 41, which is incorporated by reference in its 1993 Annual Report on Form 10-K. The following tables set forth the Corporation's domestic commercial real estate loans and OREO, and domestic commercial real estate nonaccrual loans and OREO, by geographic location at March 31, 1994.

      DOMESTIC COMMERCIAL REAL ESTATE OUTSTANDINGS BY GEOGRAPHIC LOCATION

                                                                            Other                   Other
(in millions)                             Massachusetts  Connecticut  New England  Florida  Texas  States  Total

Balance at March 31, 1994 (1)                    $1,137         $408         $755     $195    $65    $898  $3,458
                                                 ======         ====         ====     ====    ===    ====  ======

Balance at December 31, 1993                     $1,373         $607         $802     $187    $54    $823  $3,846
                                                 ======         ====         ====     ====    ===    ====  ======

(1) Excludes assets transferred to accelerated disposition portfolio at March 31, 1994.

DOMESTIC COMMERCIAL REAL ESTATE NONACCRUAL LOANS AND OREO BY GEOGRAPHIC LOCATION


                                                                       Other                      Other
(in millions)                      Massachusetts   Connecticut   New England   Florida   Texas   States   Total

Balance at March 31, 1994 (1)               $ 63           $45           $39       $ 9      $5     $ 64    $225
                                            ====           ===           ===       ===      ==     ====    ====

Balance at December 31, 1993                $103           $68           $52       $15      $8     $121    $367
                                            ====           ===           ===       ===      ==     ====    ====

Percent of related outstandings
 at March 31, 1994                            6%           11%            5%        5%      8%       7%      7%

(1) Excludes assets transferred to accelerated disposition portfolio at March 31, 1994.

The details of consolidated nonaccrual loans and OREO are as follows:

                                            March 31        Dec. 31      Sept. 30      June 30      March 31
     (in millions)                              1994 (1)       1993          1993         1993          1993
                                            --------        -------      --------      -------      --------

     Domestic:
     Commercial, industrial and financial      $ 112          $ 121         $ 131        $ 150         $ 161
     Commercial real estate:
        Construction                              27             30            37           51            56
        Other                                    134            231           225          275           317
                                               -----          -----         -----        -----         -----
          Total commercial real estate           161            261           262          326           373
     Real estate loans secured by 1-4
      family residential properties               17             64            65           59            61
     Loans to individuals                         13             10            13           20            21
     Lease financing                               0              1             1            1             3
                                               -----          -----         -----        -----         -----
                                                 303            457           472          556           619
                                               -----          -----         -----        -----         -----

     International                                96             94            86           43            45
                                               -----          -----         -----        -----         -----
       Total nonaccrual loans                    399            551           558          599           664
     OREO                                         66            108           136          129           156
                                               -----          -----         -----        -----         -----
     Total                                     $ 465          $ 659         $ 694        $ 728         $ 820
                                               =====          =====         =====        =====         =====

     Nonaccrual loans and OREO as a
      percent of related asset categories        1.6%           2.3%          2.5%         2.7%          3.2%

(1) Excludes assets transferred to accelerated disposition portfolio.

The following table summarizes the changes in nonaccrual loans and OREO which have occurred during the last nine quarters:



                                                                    1992                                    1993      1994
                                ----------------------------------------    ------------------------------------    ------
                                  First     Second      Third     Fourth     First    Second     Third    Fourth     First
(in millions)                       Qtr        Qtr        Qtr        Qtr       Qtr       Qtr       Qtr       Qtr       Qtr
                                -------    -------    -------    -------    ------    ------    ------    ------    ------
Beginning balance               $ 1,838    $ 1,597    $ 1,323    $ 1,113    $  949    $  820    $  728    $  694    $  659
Additions                           150        156        184        180       107       117       135       127       169
Restructurings                      (60)       (61)      (104)       (29)      (13)      (14)
Transfers to accelerated
     disposition portfolio
     (before writedown)                                                                                               (224)
Sales, payments
     and other decreases           (199)      (252)      (180)      (187)     (132)     (115)     (105)     (103)      (88)
Credit losses and valuation
     write-downs                   (132)      (117)      (110)      (128)      (91)      (80)      (64)      (59)      (51)
                                -------    -------    -------    -------    ------    ------    ------    ------    ------
Ending balance                  $ 1,597    $ 1,323    $ 1,113    $   949    $  820    $  728    $  694    $  659    $  465
                                =======    =======    =======    =======    ======    ======    ======    ======    ======


Nonaccrual loans and OREO declined $194 million from December 31, 1993; however, exclusive of the transfer of $224 million of nonperforming real estate assets to the accelerated disposition portfolio discussed below, nonaccrual loans and OREO increased $30 million from December 31, 1993. The level of nonaccrual loans and leases and OREO is influenced by the economic environment, interest rates, regulatory attitudes and other internal and external factors. Although the Corporation expects that it will experience some increase in the level of nonaccrual loans, it believes that the level of nonaccruals will remain well within an acceptable range.

                       ACCELERATED DISPOSITION PORTFOLIO

During the first quarter of 1994, in order to expedite the disposition of a component of its remaining problem real estate assets and to strengthen its balance sheet, the Corporation transferred $378 million of lower quality real estate exposure to an accelerated disposition portfolio. At the point of transfer, and after an individual review of each exposure, the Corporation took a chargeoff of $119 million, leaving the March 31, 1994 carrying value of the balance sheet portion of the pool at $241 million. A substantial portion of the credit risk associated with these assets had been considered in determining the adequacy of the Corporation's reserve for credit losses in prior periods. The carrying value approximates the estimated disposition value of the assets on a liquidation basis, and is not indicative of the value that would be realized if these assets were managed in the normal course of business or disposed of on a basis other than liquidation. Until liquidated, this portfolio will be carried at the lower of the newly established carrying value or estimated disposition value.

The accelerated disposition portfolio consisted of the following:

                                                                 Carrying
                                                             Value Before         Estimated
                                                                Valuation       Disposition
                                                               Adjustment             Value
                                                             ------------       -----------

(in millions)
Loans
  Nonaccrual real estate, including 1-4 family residential        $   193           $   129
  Performing renegotiated loans                                        75                51
  Other performing real estate                                         40                30
OREO                                                                   31                31
                                                                  -------           -------
  Total balance sheet assets                                          339               241
Off-balance-sheet exposure (letters of credit)                         39                18
                                                                  -------           -------
  Total exposure                                                  $   378           $   259
                                                                  =======           =======

                               RENEGOTIATED LOANS

As part of its approach to managing credit, the Corporation renegotiates certain of its loans when a determination is made that greater economic value will ultimately be realized under the new terms than through foreclosure, liquidation or bankruptcy. Renegotiated loans totaled $116 million at March 31, 1994, compared with $225 million at December 31, 1993. The decline was due to the transfer of $75 million of renegotiated loans to an accelerated disposition portfolio and the return of $34 million of renegotiated loans to nonaccrual status. The renegotiated loans outstanding at March 31, 1994, which had a yield of approximately 8 percent, are performing in accordance with their new terms and are not included in nonaccrual loans.

Renegotiated loans as of each of the last five quarter-ends were as follows:

                                 March 31  Dec. 31  Sept. 30  June 30  March 31
(dollars in millions)                1994     1993      1993     1993      1993
                                 --------  -------  --------  -------  --------
Renegotiated loans                  $ 116    $ 225     $ 244    $ 248     $ 256
                                     ====     ====      ====     ====      ====

Approximate yield on renegotiated       8%       8%        8%       8%        7%
 loans                               ====     ====      ====     ====      ====

In connection with the renegotiation of loans, the Corporation may obtain equity interests in the borrower. Under certain circumstances, the Corporation's investment in and loans to such borrowers are accounted for as investments and included in other assets. Such investments amounted to $42 million at March 31, 1994 compared with $41 million at December 31, 1993.

                         HIGHLY LEVERAGED TRANSACTIONS

The Corporation's total loan portfolio at March 31, 1994 included $1.2 billion of highly leveraged transaction (HLT) loans to 72 customers, compared with $1.3 billion to 75 customers at December 31, 1993. The average HLT loan size was $17 million at both March 31, 1994 and December 31, 1993. The HLT loans are to customers operating in a variety of industries. The amount of unused commitments for HLTs at March 31, 1994 was $409 million, compared with $540 million at December 31, 1993. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At March 31, 1994, $4 million of the HLT portfolio was on nonaccrual status, compared with $10 million at December 31, 1993. There were no net credit losses from the HLT portfolio in the first quarter of 1994, compared with $2 million in the fourth quarter of 1993 and $10 million in the first quarter of 1993. The Corporation actively manages the risks in its HLT portfolio, including adherence to special HLT lending limits and periodic reviews of the portfolio by senior managers. The Corporation has historically been involved in transactions that qualify as HLTs and it expects to continue to agent and participate in such transactions in the future. The Corporation, however, does not currently anticipate a substantial increase in HLT lending over the March 31, 1994 level. A discussion of the Corporation's HLT lending activities, policies and the effect of these activities on results of operations is included in the Corporation's 1993 Annual Report to Stockholders on pages 41 through 43, which is incorporated by reference in its 1993 Annual Report on Form 10-K.

                           RESERVE FOR CREDIT LOSSES

The reserve for credit losses at March 31, 1994 was $664 million, or 2.33%, of outstanding loans and leases, compared with $770 million or 2.68% at December 31, 1993 and $870 million, or 3.44%, at March 31, 1993. The reserve for credit losses was 166% of nonaccrual loans and leases at March 31, 1994, compared with 140% at December 31, 1993 and 131% at March 31, 1993.

Net credit losses were $151 million for the first quarter of 1994, compared with $76 million for the first quarter of 1993. Excluding the writedowns in connection with the accelerated disposition portfolio, net credit losses were $32 million for the first quarter of 1994, and as a percentage of average loans and leases on an annualized basis were .46% in the first quarter of 1994, compared with .54% for the fourth quarter of 1993 and 1.22% for the first quarter of 1993.

Net credit losses were as follows:


(in millions)                                  First Quarter
                                              ---------------
                                                1994    1993
                                                ----    ----
     Domestic:
     Commercial, industrial and financial      $  (2)  $  14
     Commercial real estate                        7      32
     Loans secured by 1-4 family residential
      properties                                   3       3
     Loans to individuals                         11       4
                                                ----    ----
                                                  19      53
     International                                13      23
     Related to transfer to accelerated
      disposition portfolio                      119
                                                ----    ----
     Total                                     $ 151   $  76
                                                ====    ====

                                  * * * * * *

While the domestic economy continued its gradual improvement and interest rates increased during the first quarter of 1994, management cannot predict to what extent this recovery or changes in interest rates will affect future periods. In addition, it is uncertain what impact future changes in the economies in Latin America, and other foreign countries where the Corporation does business, will have on future periods. No assurance, therefore, can be given as to the Corporation's future levels of net income, loans, nonperforming assets or credit losses.

                           CROSS-BORDER OUTSTANDINGS

Total cross-border outstandings, which are reported on a regulatory basis, represented 16% of consolidated total assets at March 31, 1994 and 14% at December 31, 1993. Cross-border outstandings in countries which individually amounted to 1% or more of consolidated total assets at March 31, 1994 and December 31, 1993 were approximately as follows:

                                                            Percentage of
                                                            Consolidated
(dollars in millions)      Public  Banks   Other   Total    Total Assets     Commitments(2)
                           ------  -----  -------  -----    ------------     -------------
March 31, 1994 (1)
- --------------
    Argentina               $270   $220   $1,035  $1,525         3.6 %              $85
    Brazil                           45      795     840         2.0                 20
    Japan                           790       50     840         2.0                  5
    United Kingdom                   45      645     690         1.6                190

December 31,1993 (1)
- ----------------
    Argentina               $255   $225   $1,025  $1,505         3.7 %              $40
    Brazil                   110             695     805         2.0                 20
    United Kingdom                   15      565     580         1.4                145

  (1) Cross-border outstandings in countries which fell between .75% and 1.0% of consolidated total assets at March 31, 1994 and December 31, 1993 were approximately as follows: Chile $415 million and Korea $335 million at March 31, 1994; Canada $315 million, Chile $395 million and Korea $310 million at December 31, 1993.

  (2) Included within commitments are letters of credit and guarantees and the undisbursed portion of loan commitments. Amounts presented are net of reallocations.

At March 31, 1994, approximately $3.3 billion of the Corporation's cross-border outstandings were to Less Developed Countries (LDCs). These were principally comprised of $1.6 billion of short-term performing trade credits and capital investments in the Corporation's South American operations, $.9 billion of non-trade-related loans not subject to country debt rescheduling, and $.2 billion of securities. Only $4 million of the March 31, 1994 cross-border outstandings were non-trade-related loans and leases, which have been subject to country debt rescheduling agreements, of which $1 million are on nonaccrual. The Corporation does not separately allocate a portion of its reserve for credit losses for LDC loans and leases; however, they are considered in the determination of the adequacy of the overall reserve for credit losses.

Of the $3.3 billion of total LDC cross-border outstandings at March 31, 1994, approximately $1.5 billion or 45%, related to Argentina and $.8 billion, or 25%, related to Brazil. Changes in aggregate cross-border outstandings to Argentina and Brazil since December 31, 1993 were approximately as follows:


(in millions)                                         Argentina     Brazil
                                                      ---------     ------

 Cross-border outstandings at December 31, 1993          $1,505       $805
 Increase in non-trade-related loans and leases not
  subject to country debt rescheduling                       59
 Net change in trade-related cross-border
  outstandings, primarily short-term                        (56)        72
 Net change in investment and trading securities              7        (12)
 Net change in local currency assets
    funded by non-local currency liabilities                           (27)
 Other                                                       10          2
                                                      ---------    -------

 Cross-border outstandings at March 31, 1994             $1,525(1)    $840(2)
                                                      =========    =======

     (1) Approximately 49% are non-trade-related local dollar loans funded by locally generated dollar liabilities and approximately 27% relates to trade-related outstandings.

     (2) Approximately 70% relates to trade-related outstandings.

 The Corporation has not experienced and does not expect to experience any collection problems stemming from currency restrictions or foreign exchange liquidity problems on its current portfolio of LDC cross-border outstandings, except as such problems relate to its small remaining portfolio of non-trade-related cross-border outstandings subject to country debt rescheduling agreements. Management is monitoring the situation in Brazil closely as the country continues to be subject to hyperinflation and other economic difficulties. While minimal problems have been experienced to date with respect to the Corporation's current portfolio of LDC cross-border outstandings, there can be no assurance that such problems will not occur in the future.


Consolidated Balance Sheet Averages by Quarter
Last Nine Quarters
(in millions)
                                                                       1992                                        1993       1994
                                -------------------------------------------   -----------------------------------------   --------
                                         1          2          3          4          1          2          3          4          1
                                -------------------------------------------   -----------------------------------------   --------
ASSETS
Interest bearing deposits in
   other banks                    $  1,195   $  1,315   $  1,222   $  1,252   $  1,262   $  1,422   $  1,305   $  1,185   $  1,083
Federal funds sold and
   securities purchased under
   agreements to resell              1,204      1,063      1,092        801      1,309      1,089      1,367      2,005      2,447
Trading securities                     248        183        233        242        290        276        300        259        223
Mortgages held for sale                616        607        640        869        682        944      1,334      1,314        960
Securities                           5,156      4,232      4,521      4,907      3,909      3,838      3,561      3,194      3,174
Loans and lease financing           25,198     25,248     25,577     25,269     25,224     25,854     26,953     28,172     28,615
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------
     Total earning assets           33,617     32,648     33,285     33,340     32,676     33,423     34,820     36,129     36,502
Other assets                         3,377      3,592      3,589      3,956      3,775      4,078      4,248      4,274      4,712
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------
     TOTAL ASSETS                 $ 36,994   $ 36,240   $ 36,874   $ 37,296   $ 36,451   $ 37,501   $ 39,068   $ 40,403   $ 41,214
                                    ======     ======     ======     ======     ======     ======     ======     ======     ======
LIABILITIES AND
   STOCKHOLDERS' EQUITY

Deposits:
Domestic offices:
   Noninterest bearing            $  3,669   $  3,731   $  3,762   $  4,220   $  4,031   $  4,397   $  4,578   $  4,863   $  4,633
   Interest bearing                 21,062     20,771     20,567     20,084     19,245     18,580     18,360     18,096     17,110
Overseas offices:
   Noninterest bearing                 281        290        360        362        349        336        387        469        497
   Interest bearing                  4,102      4,314      4,322      4,214      4,537      4,881      5,218      5,819      6,375
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------
     Total deposits                 29,114     29,106     29,011     28,880     28,162     28,194     28,543     29,247     28,615
Federal funds purchased and
    repurchase agreements            2,171      1,420      1,708      2,207      1,705      2,315      3,430      3,787      3,619
Other funds borrowed                 1,638      1,578      1,713      1,507      1,436      1,606      1,485      1,603      2,411
Notes payable                        1,192      1,187      1,186      1,223      1,669      1,670      1,752      1,876      2,194
Other liabilities                      930        865        919        957        886      1,022      1,085      1,073      1,433
Stockholders' equity                 1,949      2,084      2,337      2,522      2,593      2,694      2,773      2,817      2,942
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY       $ 36,994   $ 36,240   $ 36,874   $ 37,296   $ 36,451   $ 37,501   $ 39,068   $ 40,403   $ 41,214
                                    ======     ======     ======     ======     ======     ======     ======     ======     ======


Consolidated Statement of Income by Quarter - Taxable Equivalent Basis
Last Nine Quarters
(in millions, except per share amounts)

                                                                         1992                                    1993      1994
                                        -------------------------------------   -------------------------------------   -------
                                              1         2         3         4         1         2         3         4         1
                                          -----     -----     -----     -----     -----     -----     -----     -----     -----

Net interest revenue                    $ 284.8   $ 306.7   $ 327.9   $ 336.3   $ 324.2   $ 330.5   $ 340.8   $ 349.3   $ 340.7
Taxable equivalent adjustment               2.8       2.2       2.1       3.7       1.8       1.7       2.3       2.0       1.5
                                          -----     -----     -----     -----     -----     -----     -----     -----     -----
Total Net Interest Revenue                287.6     308.9     330.0     340.0     326.0     332.2     343.1     351.3     342.2
Provision for credit losses                67.9      45.2      44.5      23.0      22.5      27.6      10.0      10.0      45.0
                                          -----     -----     -----     -----     -----     -----     -----     -----     -----
Net interest revenue after
    provision for credit losses           219.7     263.7     285.5     317.0     303.5     304.6     333.1     341.3     297.2
                                          -----     -----     -----     -----     -----     -----     -----     -----     -----
Noninterest Income:
Financial service fees                     92.1      93.0      81.1      88.9      71.3      92.6      90.9      95.2      92.4
Trust and agency fees                      42.4      40.5      41.1      42.0      43.9      45.2      43.1      45.5      47.7
Trading profits and commissions             4.5       5.4       5.5        .5       6.9       5.8       6.9       3.9       3.9
Securities portfolio gains                 17.2      11.6       8.7       1.5       6.4       6.0      11.0       8.8       3.9
Other income                               56.6      38.5      40.9      45.7      45.9      41.4      39.3      35.6      87.2
                                          -----     -----     -----     -----     -----     -----     -----     -----     -----
      Total noninterest income            212.8     189.0     177.3     178.6     174.4     191.0     191.2     189.0     235.1
                                          -----     -----     -----     -----     -----     -----     -----     -----     -----
Noninterest Expense:
Salaries                                  140.2     146.1     154.9     163.7     159.1     161.7     160.4     153.3     157.8
Employee benefits                          31.9      32.9      30.4      25.6      37.5      33.7      32.2      32.7      36.9
Occupancy expense                          32.2      31.6      31.7      31.0      32.2      32.2      32.2      31.3      31.9
Equipment expense                          26.0      24.7      24.6      25.5      25.6      24.0      23.3      23.4      23.6
Restructuring expense                                                                                  85.0
Other expense                             130.3     125.7     123.9     141.2     121.3     116.7     107.1     105.9      96.5
                                          -----     -----     -----     -----     -----     -----     -----     -----     -----
   Total noninterest expense              360.6     361.0     365.5     387.0     375.7     368.3     440.2     346.6     346.7
                                          -----     -----     -----     -----     -----     -----     -----     -----     -----
Income before income
   taxes, extraordinary items and
   cumulative effect of changes in
   accounting principles                   71.9      91.7      97.3     108.6     102.2     127.3      84.1     183.7     185.6
                                          -----     -----     -----     -----     -----     -----     -----     -----     -----
Provision for income taxes                 28.2      41.6      40.3      42.7      40.9      54.2      40.4      79.2      81.4
Taxable equivalent adjustment               2.8       2.2       2.1       3.7       1.8       1.7       2.3       2.0       1.5
                                          -----     -----     -----     -----     -----     -----     -----     -----     -----
                                           31.0      43.8      42.4      46.4      42.7      55.9      42.7      81.2      82.9
                                          -----     -----     -----     -----     -----     -----     -----     -----     -----
Income before extraordinary
   items and cumulative effect of
   changes in accounting principles        40.9      47.9      54.9      62.2      59.5      71.4      41.4     102.5     102.7
Extraordinary items                        18.3      18.4      19.0      17.3                                              (6.6)
Cumulative effect of changes in
   accounting principles, net                                                      24.2
                                          -----     -----     -----     -----     -----     -----     -----     -----     -----
NET INCOME                              $  59.2   $  66.3   $  73.9   $  79.5   $  83.7   $  71.4   $  41.4   $ 102.5   $  96.1
                                          =====     =====     =====     =====     =====     =====     =====     =====     =====

Per Common Share:
Income before
   extraordinary items and
   cumulative effect of changes in
   accounting principles:
     Primary                            $   .60   $   .43   $   .47   $   .52   $   .49   $   .60   $   .30   $   .88   $   .88
     Fully diluted                          .59       .42       .46       .50       .48       .59       .30       .85       .85
Net Income:
     Primary                            $   .60   $   .61   $   .65   $   .68   $   .72   $   .60   $   .30   $   .88   $   .82
     Fully diluted                          .59       .59       .63       .66       .70       .59       .30       .85       .79
Cash dividends declared                                                   .10       .10       .10       .10       .10       .22

Average Balances and Interest Rates
Quarters ended March 31
(dollars in millions)


CONSOLIDATED                                                                        1994                                        1993
                                               -----------------------------------------       -------------------------------------
                                                Average        Interest       Average        Average        Interest      Average
                                                Balance             (1)       Rate(7)        Balance             (1)      Rate(7)
                                               -------------------------------------------------------------------------------------
ASSETS
Interest bearing deposits in other banks       $  1,083         $  22.3          8.37%      $  1,262         $  36.0         11.58%
Federal funds sold and securities
 purchased under agreements to resell             2,447            79.7         13.21          1,309            22.3          6.89
Trading securities                                  223             2.5          4.49            290             1.9          2.64
Mortgages held for sale                             960            15.7          6.61            682            13.4          7.94
Securities (2):
    Available for sale                            1,093            37.2         13.80
    Held to maturity                              2,081            24.0          4.69
                                                -------          ------
       Total                                      3,174            61.2          7.83          3,909            70.1          7.28
Loans and lease financing (3)                    28,615           543.7          7.71         25,224           518.4          8.33
                                                -------          ------                      -------          ------
Total earning assets - interest income           36,502           725.1          8.06         32,676           662.1          8.22
                                                                 ------         -----                         ------         -----
Cash and due from banks                           2,157                                        1,672
 Other assets                                     2,555                                        2,103
                                                -------                                       ------
Total assets                                   $ 41,214                                     $ 36,451
                                                =======                                      =======

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits:
     Savings                                   $  9,257         $  43.5          1.91%      $  9,220         $  59.1          2.62%
     Time                                         7,853            86.3          4.46         10,025           122.0          4.94
     International Operations                     6,375           109.8          6.99          4,537            83.6          7.47
Federal funds purchased and repurchase
     agreements                                   3,619            36.8          4.12          1,705            16.5          3.91
Other funds borrowed                              2,411            73.3         12.33          1,436            26.2          7.42
Notes payable                                     2,194            33.2          6.14          1,669            28.7          6.98
Intersegment funds, net                         -------          ------                      -------          ------
Total interest bearing funds
     interest expense (4)                        31,709           382.9          4.90         28,592           336.1          4.78
                                                -------          ------         -----                         ------         -----
Demand and other noninterest bearing
 deposits:
     United States Operations                     4,633                                        4,031
     International Operations                       497                                          349
Other liabilities                                 1,433                                          886
Stockholders' equity                              2,942                                        2,593
                                                -------                                       ------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $ 41,214                                     $ 36,451
                                                =======                                      =======
NET INTEREST REVENUE                                            $ 342.2                                      $ 326.0
                                                                 ======                                       ======
INTEREST RATE MARGIN(6)                                                          3.80%                                        4.05%

 (1)  This data is shown with income on a fully taxable equivalent basis.
 (2) Prior to January 1, 1994, average balances for Securities Available for Sale and Securities Held to Maturity were not separately accumulated.
 (3) Data for loans includes nonaccrual and renegotiated balances as well as fees earned on loans.
 (4) Average rates for interest bearing funds of United States Operations have been calculated after deducting applicable reserve requirements from average balances shown in the table.
 (5)  Other liabilities includes net intersegment allocations.
 (6) Interest rate margin is calculated by dividing annualized net interest revenue by average total earning assets.
 (7) During the first quarter of 1994, the Corporation reclassified the translation gains and losses associated with Brazilian local currency earning assets and interest bearing liabilities from noninterest income to interest income and interest expense, respectively. This reclassification is more fully discussed in Note 11 to the Financial Statements.

Average Balances and Interest Rates
Quarters ended March 31
(dollars in millions)


UNITED STATES OPERATIONS                                                         1994                                         1993
                                               --------------------------------------       --------------------------------------
                                                Average        Interest       Average        Average        Interest       Average
                                                Balance             (1)          Rate        Balance             (1)          Rate
                                               -----------------------------------------------------------------------------------
ASSETS
Interest bearing deposits in other banks       $    254         $   1.7          2.78%      $    334         $   2.9          3.55%
Federal funds sold and securities
 purchased under agreements to resell             1,323            10.5          3.21          1,031             7.9          3.09
Trading securities                                  112             1.2          4.23            134             1.4          4.22
Mortgages held for sale                             960            15.7          6.61            682            13.4          7.94
 Securities (2):
    Available for sale                              632            11.5          7.39
    Held to maturity                              1,817            21.3          4.76
                                                 ------           -----
    Total                                         2,449            32.8          5.44          3,491            53.4          6.21
Loans and lease financing (3)                    22,305           401.0          7.29         20,187           392.4          7.88
                                                 ------           -----                       ------           -----
Total earning assets - interest income           27,403           462.9          6.85         25,859           471.4          7.39
                                                                  -----          ----                          -----          ----
Cash and due from banks                           1,738                                        1,348
Other assets                                      1,692                                        1,418
                                                 ------                                       ------
Total assets                                   $ 30,833                                     $ 28,625
                                                 ======                                       ======

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits:
     Savings                                   $  9,257         $  43.5          1.91%      $  9,220         $  59.1          2.62%
     Time                                         7,853            86.3          4.46         10,025           122.0          4.94
     International Operations
Federal funds purchased and repurchase
     agreements                                   3,390            26.6          3.18          1,515            10.8          2.87
Other funds borrowed                              1,482            17.8          4.87            945             9.4          4.04
Notes payable                                     2,104            29.9          5.77          1,560            25.3          6.59
Intersegment funds, net                          (1,587)          (15.3)                      (1,767)          (10.6)
                                                 ------           -----                       ------           -----
Total interest bearing funds
     interest expense (4)                        22,499           188.8          3.40         21,498           216.0          4.09
                                                                  -----          ----                          -----          ----
Demand and other noninterest bearing
 deposits:
     United States Operations                     4,633                                        4,031
     International Operations
Other liabilities (5)                             1,500                                        1,059
Stockholders' equity                              2,201                                        2,037
                                                 ------                                       ------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $ 30,833                                     $ 28,625
                                                 ======                                       ======
NET INTEREST REVENUE                                            $ 274.1                                      $ 255.4
                                                                  =====                                        =====
INTEREST RATE MARGIN(6)                                                          4.06%                                        4.01%

 (1)  This data is shown with income on a fully taxable equivalent basis.
 (2) Prior to January 1, 1994, average balances for Securities Available for Sale and Securities Held to Maturity were not separately accumulated.
 (3) Data for loans includes nonaccrual and renegotiated balances as well as fees earned on loans.
 (4) Average rates for interest bearing funds of United States Operations have been calculated after deducting applicable reserve requirements from average balances shown in the table.
 (5)  Other liabilities includes net intersegment allocations.
 (6) Interest rate margin is calculated by dividing annualized net interest revenue by average total earning assets.

Average Balances and Interest Rates
Quarters ended March 31
(dollars in millions)

INTERNATIONAL OPERATIONS

                                                                               1994                                         1993
                                               --------------------------------------       --------------------------------------
                                                Average        Interest       Average        Average        Interest       Average
                                                Balance             (1)       Rate(7)        Balance             (1)       Rate(7)
                                               -----------------------------------------------------------------------------------
ASSETS
Interest bearing deposits in other banks       $    829         $  20.6         10.09%       $   928         $  33.1         14.47%
Federal funds sold and securities
 purchased under agreements to resell             1,124            69.2         24.97            278            14.4         20.93
Trading securities                                  111             1.3          4.76            156              .5          1.28
Mortgages held for sale
Securities (2):
    Available for sale                              461            25.7         22.60
    Held to maturity                                264             2.7          4.18
                                                 ------           -----
    Total                                           725            28.4         15.88            418            16.7         16.24
Loans and lease financing (3)                     6,310           142.7          9.17          5,037           126.0         10.14
                                                 ------           -----                        -----           -----
Total earning assets - interest income            9,099           262.2         11.69          6,817           190.7         11.34
                                                                  -----         -----                          -----         -----
Cash and due from banks                             419                                          324
Other assets                                        863                                          685
                                                 ------                                        -----
Total assets                                   $ 10,381                                      $ 7,826
                                                 ======                                        =====

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits:
     Savings
     Time
     International Operations                  $  6,375         $ 109.8          6.99%       $ 4,537         $  83.6          7.47%
Federal funds purchased and repurchase
     agreements                                     229            10.2         18.22            190             5.7         12.19
Other funds borrowed                                929            55.5         24.22            491            16.8         13.92
Notes payable                                        90             3.3         14.74            109             3.4         12.60
Intersegment funds, net                           1,587            15.3                        1.767            10.6
                                                 ------           -----                        -----           -----
Total interest bearing funds
     interest expense (4)                         9,210           194.1          8.55          7,094           120.1          6.87
                                                                  -----         -----                          -----         -----
Demand and other noninterest bearing
 deposits:
     United States Operations
     International Operations                       497                                          349
Other liabilities (5)                               (67)                                        (173)
Stockholders' equity                                741                                          556
                                                 ------                                        -----
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $ 10,381                                      $ 7,826
                                                 ======                                        =====
NET INTEREST REVENUE                                            $  68.1                                      $  70.6
                                                                  =====                                        =====
INTEREST RATE MARGIN(6)                                                          3.03%                                        4.20%

 (1)  This data is shown with income on a fully taxable equivalent basis.
 (2) Prior to January 1, 1994, average balances for Securities Available for Sale and Securities Held to Maturity were not separately accumulated.
 (3) Data for loans includes nonaccrual and renegotiated balances as well as fees earned on loans.
 (4) Average rates for interest bearing funds of United States Operations have been calculated after deducting applicable reserve requirements from average balances shown in the table.
 (5)  Other liabilities includes net intersegment allocations.
 (6) Interest rate margin is calculated by dividing annualized net interest revenue by average total earning assets.
 (7) During the first quarter of 1994, the Corporation reclassified the translation gains and losses associated with Brazilian local currency earning assets and interest bearing liabilities from noninterest income to interest income and interest expense, respectively. This reclassification is more fully discussed in Note 11 to the Financial Statements.

Change in Net Interest Revenue - Volume and Rate Analysis

The following table summarizes the changes in net interest revenue, on a fully taxable equivalent basis, by the amount resulting from changes in rate and the amount resulting from changes in volume.


First Quarter 1994 Compared With First Quarter 1993 - (in millions)

                                               United States                        International                      Consolidated
                                                    Increase                             Increase                          Increase
                                                  (Decrease)                           (Decrease)                        (Decrease)
                                                      Due to                               Due to                            Due to
                                                   Change in                            Change in                         Change in

                                                             Net                                Net                              Net
                              Volume(2)         Rate      Change      Volume(2)     Rate     Change    Volume(2)     Rate     Change
                              --------          ----      ------      ---------     -----    ------    ---------    -----     ------
Interest Income:
Loans and lease financing     $ 38.1         $ (29.5)   $   8.6       $ 28.8      $ (12.1)  $ 16.7      $ 64.4     $ (39.1)  $ 25.3

Other earning assets            (7.0)          (10.1)     (17.1)        43.2         11.6     54.8        10.0        27.7     37.7

Adjustment (1)                  (5.0)            5.0        0.0         (6.2)         6.2      0.0         1.6        (1.6)     0.0
                                ----            -----      -----        -----        -----    ----        ----        -----    ----

Total interest income           26.1           (34.6)      (8.5)        65.8          5.7     71.5        76.0       (13.0)    63.0

Total interest expense          10.6           (37.8)     (27.2)        48.7         25.3     74.0        40.2         6.6     46.8
                                ----           ------     ------        ----        -----     ----        ----        -----    ----

Net Interest Revenue          $ 15.5         $   3.2    $  18.7       $ 17.1      $ (19.6)  $ (2.5)     $ 35.8     $ (19.6)  $ 16.2
                                ====           =====      =====         ====        =====     =====       ====       ======    ====

(1) Adjustment to reflect the effect on total volume and rate changes of the differences in the component mix of earning assets and interest bearing liabilities between periods.

 (2) The change due to the volume/rate variance has been allocated to volume.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, in January 1994, the Securities and Exchange Commission (the Commission) commenced an administrative proceeding against the Corporation. The administrative proceeding relates to the Commission's claim that the Corporation's second quarter 1989 Form 10-Q did not disclose known trends or uncertainties with respect to the Corporation's credit portfolio and specifically its domestic commercial real estate portfolio. The Corporation reported a significant loss in the third quarter of 1989 as a result of adding to its reserve for credit losses, primarily due to deterioration in the credit quality of its domestic commercial real estate portfolio. Management believes that the disclosures made in its second quarter 1989 Form 10-Q were appropriate and intends to defend the action vigorously. A hearing before an administrative law judge commenced on May 2, 1994. Although management cannot predict the outcome of this proceeding, an unfavorable outcome will not result in any monetary penalties to the Corporation.


Item 4. Submission of Matters to a Vote of Security Holders.

(A) The Annual Meeting of Stockholders of the Corporation was held on April 28, 1994.

(B) The following matters were submitted to a vote of the Stockholders of the
    Corporation:


     (1) Election of Directors
     -------------------------

Nominee                         Total Votes For             Total Votes Withheld
- -------                         ---------------             --------------------
Gary L. Countryman                 83,473,176                     637,011
J. Donald Monan                    83,452,398                     657,789
Richard A. Smith                   83,511,018                     599,169
Ira Stepanian                      83,503,218                     606,969
William C. Van Faasen              83,426,591                     683,596


     (2) Selection of Independent Auditors
     -------------------------------------
Total Votes For                    83,406,499
Total Votes Against                   368,586
Total Abstentions                     335,102


     (3) Stockholder Proposal to Change Meeting Date
     -----------------------------------------------
Total Votes For                     4,107,567
Total Votes Against                67,627,282
Total Abstentions                   1,456,912
Total Broker Nonvotes              10,918,426

Item 5.  Other Information

As previously reported, in September 1993, the Corporation announced that it had reached a definitive agreement to acquire BankWorcester for $34.00 for each share of BankWorcester common stock outstanding, subject to an upward adjustment if the transaction is not consummated on or before June 30, 1994. It is expected that the total purchase price will be approximately $247 million. BankWorcester, the holding company for Worcester County Institution for Savings, had approximately $1.5 billion of assets, approximately $1.3 billion of deposits and 28 branches at March 31, 1994. The transaction has been approved by the boards of directors of both companies and by BankWorcester's stockholders. On April 26, 1994, the Corporation received approval for the acquisition from the OCC. The transaction is also subject to the approval of the Board of Bank Incorporation of the Commonwealth of Massachusetts (the Massachusetts BBI) and a 30 day review period during which time the Justice Department may challenge the transactions on antitrust grounds.

In March 1994, the Corporation announced that it had reached a definitive agreement to acquire Pioneer for $118 million in cash. Pioneer, which is based in Middlesex County, Massachusetts, had approximately $773 million in assets, $720 million in deposits and 20 branches at March 31, 1994. The Pioneer transaction has been approved by the boards of directors of both companies. The Pioneer transaction is subject to the approval of Pioneer stockholders, the OCC and the Massachusetts BBI, and an application for approval of the transaction has been submitted to the OCC. The transaction may not be consummated until the 30th day after OCC approval is received, during which time the Justice Department may challenge the transaction on antitrust grounds.

The Corporation's objective is to consummate the BankWorcester transaction by mid-year 1994 and the Pioneer transaction in the fall of 1994, although no assurances can be given that the requisite regulatory approvals will be granted or, if granted, that such approvals will be received within these time frames.

As previously reported, the Corporation had applied for regulatory approval to merge Mechanics Bank, South Shore Bank and Multibank West into The First National Bank of Boston. On April 29, 1994, the Corporation received OCC approval for the proposed mergers, and on May 6, 1994 merged South Shore Bank into The First National Bank of Boston. It is anticipated that the remaining mergers will be consummated by mid-year 1994.


Item 6.  Exhibits and Reports on Form 8-K.

       (a)     Exhibits.

               11    Computation of Earnings Per Share.

       (b)     Current Reports on Form 8-K.

               During the first quarter of 1994, the Corporation filed one Current Report on Form 8-K, dated January 5, 1994, which contained information pursuant to Items 5 and 7 of Form 8-K.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BANK OF BOSTON CORPORATION



                                         /S/Ira Stepanian
                                         ----------------
                                         Ira Stepanian
                                         Chairman of the Board of Directors and
                                          Chief Executive Officer



                                         /S/William J. Shea
                                         ------------------
                                         William J. Shea
                                         Vice Chairman,
                                          Chief Financial Officer and
                                          Treasurer



May 13, 1994
- ------------
   Date