Form 10-Q
period 1994-06-30
BANK OF BOSTON CORP
filed 1994-08-15
CIK 36672

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

         (Mark One)

            ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1994
                                       OR
            (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ______ to ______

                         Commission file number 1-6522



                           BANK OF BOSTON CORPORATION

             (Exact name of Registrant as specified in its charter)



Massachusetts                                              04-2471221
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


100 Federal Street, Boston, Massachusetts                  02110
(Address of principal executive office)                    (Zip Code)


Registrant's telephone number, including area code         (617) 434-2200

Former name, former address and former fiscal year, if
changed since last report:                                 Not applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1994:

Common Stock, $2.25 par value                              106,864,163

                           BANK OF BOSTON CORPORATION
                           --------------------------

                               TABLE OF CONTENTS
                               -----------------


                                                                            Page

  CONSOLIDATED SELECTED FINANCIAL DATA                                        3

  Part I - FINANCIAL INFORMATION

     Item 1. Financial Statements:
     -------

     Bank of Boston Corporation and Subsidiaries:

             Consolidated Balance Sheet                                       4

             Consolidated Statement of Income                                 6

             Consolidated Statement of Changes in Stockholders' Equity        7

             Consolidated Statement of Cash Flows                             8

     Notes to Financial Statements                                            9

     Item 2. Management's Discussion and Analysis of Financial Condition
     -------
             and Results of Operations                                       17

  Part II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               43
     -------

     Item 5. Other Information                                               43
     -------

     Item 6. Exhibits and Reports on Form 8-K                                44
     -------

  Signatures                                                                 45

  LIST OF TABLES

     Consolidated Average Balance Sheet - Nine Quarters                      36

     Consolidated Statement of Income - Nine Quarters                        37

     Average Balances and Interest Rates - Quarter                           38

     Average Balances and Interest Rates - First Half                        40

     Change in Net Interest Revenue - Volume and Rate Analysis               42

                           BANK OF BOSTON CORPORATION
                      Consolidated Selected Financial Data
                (dollars in millions, except per share amounts)


Quarters Ended June 30                                                                  1994        1993
                                                                                       ------      ------
Income Statement Data:
Net interest revenue                                                                 $  374.5    $  330.5
Provision for credit losses                                                              25.0        27.6
Noninterest income                                                                      192.3       191.0
Noninterest expense                                                                     372.4       368.3
Net income                                                                               94.5        71.4
Per common share:
Net income:
      Primary                                                                             .80         .60
      Fully diluted                                                                       .77         .59
Market value per common share:
      High                                                                             28 1/2      28 3/8
      Low                                                                              23 1/8      20 1/2

Six Months Ended June 30
Income Statement Data:
Net interest revenue                                                                 $  715.2    $  654.7
Provision for credit losses                                                              70.0        50.1
Noninterest income                                                                      427.4       365.4
Noninterest expense                                                                     719.1       744.0
Income before extraordinary item and
 cumulative effect of changes in
 accounting principles                                                                  197.2       130.9
Net income                                                                              190.6       155.1
Per common share:
Income before extraordinary item and
 cumulative effect of changes in
 accounting principles:
      Primary                                                                            1.68        1.09
      Fully diluted                                                                      1.62        1.07
Net income:
      Primary                                                                            1.62        1.32
      Fully diluted                                                                      1.56        1.29
Market value per common share:
      High                                                                             28 1/2      28 7/8
      Low                                                                              22 5/8      20 1/2

At June 30
Balance Sheet Data:
Loans and lease financing                                                            $ 29,966    $ 26,378
Total assets                                                                           43,437      37,509
Deposits                                                                               29,395      28,275
Total stockholders' equity                                                              3,005       2,756
Book value per common share                                                             23.36       21.34
Regulatory capital ratios:
  Risk-based capital ratios:
      Tier 1                                                                              7.1%        7.5%
      Total                                                                              12.3        12.1
  Leverage ratio                                                                          6.6         7.1


                           BANK OF BOSTON CORPORATION
                           Consolidated Balance Sheet
               (in thousands, except share and per share amounts)

ASSETS                                                                                           June 30        December 31
                                                                                                    1994               1993
                                                                                            ------------       ------------
Cash and due from banks                                                                     $  3,082,930       $  2,539,286

Interest bearing deposits in other banks                                                       1,006,124            991,389

Federal funds sold and securities

 purchased under agreements to resell                                                          1,716,457          1,454,478

Trading securities                                                                               466,114            305,775

Mortgages held for sale                                                                          499,784          1,321,607

Securities (Note 4):

    Available for sale                                                                         1,935,554          1,437,887

    Held to maturity (fair value of

      $1,626,483 in 1994 and

       $1,568,617 in 1993)                                                                     1,666,555          1,568,823

Loans and lease financing  (Note 5):

     United States Operations                                                                 23,017,240         22,560,194

     International Operations                                                                  6,948,837          6,221,780
                                                                                              ----------         ----------

        Total loans and lease financing

         (net of unearned income of

         $264,746 in 1994 and $311,955

         in 1993)                                                                             29,966,077         28,781,974

Reserve for credit losses (Note 7)                                                              (675,775)          (770,279)
                                                                                              ----------         ----------
     Net loans and lease financing                                                            29,290,302         28,011,695

Accelerated disposition portfolio (Note 6)                                                       218,065

Premises and equipment, net                                                                      536,099            522,271

Due from customers on acceptances                                                                389,013            391,204

Accrued interest receivable                                                                      261,265            287,368

Other real estate owned                                                                           70,952            107,845

Other assets (Note 8)                                                                          2,297,414          1,648,274
                                                                                              ----------         ----------
TOTAL ASSETS                                                                                $ 43,436,628       $ 40,587,902
                                                                                              ==========         ==========

The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION
                           Consolidated Balance Sheet
               (in thousands, except share and per share amounts)
                                  (Continued)



LIABILITIES AND STOCKHOLDERS' EQUITY                                                              June 30     December 31
                                                                                                     1994            1993
                                                                                              -----------     -----------
Deposits:

  Domestic offices:

    Noninterest bearing                                                                      $  4,659,308    $  5,040,028

    Interest bearing                                                                           16,899,645      17,495,648

  Overseas offices:

    Noninterest bearing                                                                           471,282         525,620

    Interest bearing                                                                            7,364,993       6,552,849
                                                                                               ----------      ----------
      Total deposits                                                                           29,395,228      29,614,145

Funds borrowed:

  Federal funds purchased                                                                         377,134         417,107

  Term federal funds purchased                                                                  2,260,725       2,150,000

  Securities sold under agreements to
   repurchase                                                                                     884,253         798,842

  Other funds borrowed                                                                          3,652,937       1,608,631

Acceptances outstanding                                                                           389,177         391,484

Accrued expenses and other liabilities
 (Note 8)                                                                                       1,422,364         723,266

Notes payable (Note 9)                                                                          2,049,858       1,972,758
                                                                                               ----------      ----------
TOTAL LIABILITIES                                                                              40,431,676      37,676,233
                                                                                               ----------      ----------

Commitments and contingencies (Notes 2
 and 10)

Stockholders' equity:

  Preferred stock without par value:

    Authorized shares - 10,000,000

    Issued and outstanding shares -
     4,593,941                                                                                    508,436         508,436

  Common stock, par value $2.25:

    Authorized shares - 200,000,000

    Issued and outstanding shares -
     106,850,666 in 1994 and
     105,801,268 in 1993                                                                          240,414         238,053

  Surplus                                                                                         793,309         768,372

  Retained earnings                                                                             1,478,248       1,361,960

  Net unrealized gain (loss) on
   securities available for sale                                                                   (8,369)         42,980

  Cumulative translation adjustments                                                               (7,086)         (8,132)
                                                                                               ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                                                                      3,004,952       2,911,669
                                                                                               ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                                                      $ 43,436,628    $ 40,587,902
                                                                                               ==========      ==========

The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION
                        Consolidated Statement of Income
                    (in thousands, except per share amounts)

                                                  Quarters Ended                   Six Months Ended
                                                     June 30                            June 30
                                            -------------------------          -------------------------
                                                1994             1993                1994           1993
                                            --------         --------          ----------     ----------
Interest Income (Note 11):
Loans and lease financing, including       $ 587,306        $ 516,512         $ 1,130,162    $ 1,033,782
 fees
Securities                                    59,595           64,438             104,243        133,918
Trading securities                             9,061            1,924              27,559          3,880
Mortgages held for sale                       12,801           16,943              28,454         30,306
Federal funds sold and securities
  purchased under agreements to resell       152,833           21,222             232,515         43,475
Deposits in other banks                       18,474           36,119              40,812         72,117
                                             -------          -------           ---------      ---------
  Total interest income                      840,070          657,158           1,563,745      1,317,478
                                             -------          -------           ---------      ---------
Interest Expense (Note 11):
Deposits of domestic offices                 121,677          161,886             248,467        340,779
Deposits of overseas offices                 120,414           83,863             233,230        169,651
Funds borrowed                               194,802           53,688             304,906         96,401
Notes payable                                 28,721           27,222              61,916         55,958
                                             -------          -------           ---------      ---------
  Total interest expense                     465,614          326,659             848,519        662,789
                                             -------          -------           ---------      ---------
Net interest revenue (Note 11)               374,456          330,499             715,226        654,689
Provision for credit losses (Notes 6
 and 7)                                       25,000           27,630              70,000         50,126
                                             -------          -------           ---------      ---------
Net interest revenue after provision for
   credit losses                             349,456          302,869             645,226        604,563
                                             -------          -------           ---------      ---------
Noninterest Income:
Financial service fees                        93,911           92,575             186,323        163,828
Trust and agency fees                         50,251           45,200              97,948         89,079
Trading profits and commissions                1,215            5,846               5,070         12,789
Securities gains                               5,884            5,988               9,817         12,412
Other income (Notes 2 and 11)                 41,005           41,377             128,194         87,299
                                             -------          -------           ---------      ---------
  Total noninterest income                   192,266          190,986             427,352        365,407
                                             -------          -------           ---------      ---------
Noninterest Expense:
Salaries                                     161,569          161,716             319,412        320,858
Employee benefits                             36,973           33,735              73,880         71,219
Occupancy expense                             33,063           32,158              64,956         64,349
Equipment expense                             23,369           23,975              46,954         49,540
Restructuring charge                          16,390                               16,390
Other real estate owned expense                6,822           11,924              12,090         31,311
Other expense                                 94,179          104,809             185,407        206,789
                                             -------          -------           ---------      ---------
  Total noninterest expense                  372,365          368,317             719,089        744,066
                                             -------          -------           ---------      ---------
Income before income taxes,
 extraordinary item and cumulative effect
 of changes in accounting principles         169,357          125,538             353,489        225,904
Provision for income taxes                    74,857           54,151             156,314         95,045
                                             -------          -------           ---------      ---------
Income before extraordinary item and
 cumulative effect of changes in
 accounting principles                        94,500           71,387             197,175        130,859
Extraordinary loss from early
 extinguishment of
   debt, net of tax (Note 9)                                                       (6,535)
Cumulative effect of changes in
 accounting
    principles, net (Notes 12 and 13)                                                             24,203
                                             -------          -------           ---------      ---------
NET INCOME                                 $  94,500        $  71,387         $   190,640    $   155,062
                                             =======          =======           =========      =========
NET INCOME APPLICABLE TO
   COMMON STOCK                            $  85,143        $  63,408           $ 171,966      $ 139,144
                                             =======          =======           =========      =========
Per Common Share:
Income before extraordinary
 item and cumulative effect of
 changes in accounting principles:
    Primary                                $     .80        $     .60         $      1.68    $      1.09
    Fully diluted                          $     .77        $     .59         $      1.62    $      1.07
Net Income:
    Primary                                $     .80        $     .60         $      1.62    $      1.32
    Fully diluted                          $     .77        $     .59         $      1.56    $      1.29
Dividends declared                         $     .22        $     .10         $       .44    $       .20
Average Number of Common Shares:
    Primary                                  106,619          105,285             106,410        105,124
    Fully diluted                            111,286          110,077             111,055        109,953

The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION
           Consolidated Statement of Changes in Stockholders' Equity
                                 (in thousands)

Quarters Ended June 30                            1994           1993
                                            ----------     ----------
Balance, beginning of period               $ 2,947,269    $ 2,632,193
Net income                                      94,500         71,387
Common stock issued in connection with:
   Dividend reinvestment and common
    stock purchase plan                          7,392          1,417
   Exercise of stock options                     1,739            651
   Restricted stock grants, net of
    forfeitures                                   (210)        (1,176)
   Change in unearned compensation
    related to restricted stock grants             213            636
   Other, principally employee benefit
    plans                                          617            241
Preferred stock issued in public offering                      67,595
Cash dividends declared:
   Preferred stock                              (9,391)        (8,013)
   Common stock                                (23,432)        (8,529)
Change in net unrealized appreciation
 on marketable equity securities of
 nonbanking subsidiary                                            610
Change in net unrealized gain on securities
 available for sale, net of tax                (11,527)
Translation adjustments, net of tax             (2,218)          (697)
                                             ---------      ---------
Balance, end of period                     $ 3,004,952    $ 2,756,315
                                             =========      =========

Six Months Ended June 30
Balance, beginning of period               $ 2,911,669    $ 2,553,530
Net income                                     190,640        155,062
Common stock issued in connection with:
   Dividend reinvestment and common
    stock purchase plan                         11,492          2,941
   Exercise of stock options                     4,049          6,564
   Restricted stock grants, net of
    forfeitures                                  9,499          2,758
   Change in unearned compensation
    related to restricted stock grants          (8,916)        (1,806)
   Other, principally employee
    benefit plans                                2,260          3,571
Preferred stock issued in public offering                      67,595
Cash dividends declared:
   Preferred stock                             (18,706)       (15,950)
   Common stock                                (46,732)       (17,019)
Change in net unrealized appreciation
 on marketable equity securities of
 nonbanking subsidiary                                            983
Change in net unrealized gain on
 securities available for sale, net of tax     (51,349)

Translation adjustments, net of tax              1,046         (1,914)
                                             ---------      ---------

Balance, end of period                     $ 3,004,952    $ 2,756,315
                                             =========      =========

The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION
                      Consolidated Statement of Cash Flows
                                 (in thousands)

Six Months Ended June 30                           1994            1993
                                            -----------     -----------
Cash Flows From Operating Activities:
Net income                                  $   190,640     $   155,062
Reconciliation of net income to net cash
  provided from operating activities:
    Extraordinary loss from early
     extinguishment of debt, net of tax           6,535
    Cumulative effect of change in
     accounting for purchased mortgage
        servicing rights, net of tax                             52,960
    Cumulative effect of change in
     method of accounting for income
     taxes                                                      (77,163)
    Provision for credit losses                  70,000          50,126
    Depreciation and amortization                72,645          89,374
    Provision for deferred taxes                (92,090)         48,252
    Net gains on sales of securities
     and other assets                           (55,923)        (30,970)
    Change in trading securities               (160,339)         20,552
    Change in mortgages held for sale           821,823        (358,289)
    Change in securities available for sale                     709,214
    Net change in interest receivables
     and payables                               (78,357)        (35,671)
    Other, net                                  179,898          28,993
                                             ----------      ----------
      Net cash provided from operating
       activities                               954,832         652,440
                                             ----------      ----------
Cash Flows From Investing Activities:
Net cash provided from (used for)
 interest bearing deposits in other banks       (14,735)        173,019
Net cash provided from (used for)
 federal funds sold and securities
 purchased under agreements to resell          (261,979)        805,664
Purchases of securities held to maturity       (856,740)     (1,117,224)
Purchases of securities available for
 sale (Note 3)                               (1,658,347)
Sales of securities held to maturity                             11,651
Sales of securities available for sale
 (Note 3)                                     1,319,892
Maturities of securities held to maturity       519,273         779,242
Maturities of securities available for
 sale (Note 3)                                   88,184
Dispositions of venture capital investments       7,746          38,445
Loans and lease financing originated by
 nonbank entities                            (1,305,088)     (1,581,977)
Loans and lease financing collected by
 nonbank entities                             1,420,734       1,603,495
Net cash used for lending activities of
 bank subsidiaries                           (1,521,341)     (1,157,100)
Lease financing originated by bank entities     (16,160)         (3,442)
Lease financing collected by bank entities        9,706           6,891
Proceeds from sales of other real estate
 owned                                           28,575          99,947
Expenditures for premises and equipment         (82,465)        (47,184)
Proceeds from sales of business units,
 premises and equipment                         132,352           5,260
Other, net                                     (208,997)        (50,481)
                                             ----------      ----------
     Net cash used for investing activities  (2,399,390)       (433,794)
                                             ----------      ----------
Cash Flows From Financing Activities:
Net cash used for deposits                     (218,917)       (827,126)
Net cash provided from funds borrowed         2,200,469         735,349
Net repayments of notes payable                (420,700)        (32,815)
Net proceeds from issuance of notes payable     497,800         104,381
Net proceeds from issuance of preferred
 stock                                                           67,595
Net proceeds from issuance of common stock       16,794           9,928
Dividends paid                                  (65,438)        (32,968)
                                             ----------      ----------
     Net cash provided from
      financing activities                    2,010,008          24,344
Effect of foreign currency translation
 on cash                                        (21,806)        (29,566)
                                             ----------      ----------
NET CHANGE IN CASH AND DUE FROM BANKS           543,644         213,424
Cash and Due from Banks at January 1          2,539,286       1,936,396
                                             ----------      ----------
Cash and Due from Banks at June 30          $ 3,082,930     $ 2,149,820
                                             ==========      ==========
Interest payments made                      $   952,979     $   728,503
Income tax payments made                    $    67,841     $    24,383

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

2.   Acquisitions and Divestitures:
     On May 27, 1994, the Corporation completed its acquisition of BankWorcester Corporation (BankWorcester), a $1.5 billion bank holding company headquartered in Worcester, Massachusetts, by exchanging $34 for each share of BankWorcester common stock outstanding. The total purchase price amounted to $243 million. BankWorcester, through its wholly owned subsidiary, Worcester County Institution for Savings (WCIS), was engaged in retail and commercial banking. On the date of acquisition, WCIS was merged into The First National Bank of Boston. The acquisition was accounted for as a purchase and, accordingly, the assets and liabilities of BankWorcester were recorded at their estimated fair values as of the acquisition date. The excess of the cost of the acquisition over the estimated fair values of the net assets acquired, excluding the excess allocated to core deposit intangibles, is being amortized over a twenty-five year period. The core deposit intangible is being amortized over a seven year period. In connection with the acquisition, the Corporation recorded a restructuring charge of $16 million, comprised principally of severance costs and estimated costs to consolidate facilities and operations. The acquisition has been included in the Corporation's financial statements since the acquisition date. Pro forma results of operations including BankWorcester for the six months ended June 30, 1994 and 1993 are not presented since the results would not have been significantly different in relation to the Corporation's results of operations.

     In January 1994, the Corporation completed the sale of its United States factoring business, and recorded a pre-tax gain of $27 million on the transaction. The previously announced sale of the Corporation's Canadian factoring business, which remains subject to the purchaser's receipt of required regulatory approval, is expected to close in the second half of 1994 with an additional pre-tax gain of approximately $5 million. The factoring businesses' contribution to the Corporation's net income in prior periods was not material.

     In March 1994, the Corporation reached a definitive agreement to acquire Pioneer Financial, A Co-operative Bank (Pioneer) for $118 million in cash. Pioneer is a privately held financial institution based in Middlesex County, Massachusetts. The acquisition has been approved by the boards of directors of both companies, federal banking regulators and Pioneer stockholders, and remains subject to required state regulatory approvals and a review by the United States Department of Justice (the Justice Department), which is authorized to review the transaction on antitrust grounds. Consummation of the transaction is expected in the third quarter of 1994. The acquisition will be accounted for as a purchase.

     In June 1994, the Corporation announced a definitive agreement to sell two of its affiliate banks, Bank of Vermont and Maine-based Casco Northern Bank, N.A. (Casco). Bank of Vermont, based in Burlington, Vermont, had $700 million in assets and $500 million in deposits as of June 30, 1994.
     It has 233 employees and operates 12 branches. Casco, headquartered in Portland, Maine, had $1.1 billion in assets and $900 million in deposits as of June 30, 1994. It has 615 employees and 34 branches. The sale is subject to the purchaser's receipt of required regulatory approvals.

3.   Significant Noncash Transactions - Statement of Cash Flows:
     During the first half of 1994 and 1993, the Corporation transferred approximately $25 million and $44 million, respectively, to Other Real Estate Owned (OREO) from loans. Loans made to facilitate sales of OREO properties totaled approximately $2 million in the first half of 1994 and 1993, respectively. Other significant noncash transactions included the transfer of certain assets to an accelerated disposition portfolio, which is more fully discussed in Note 6.

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


4.    Securities:
      A summary comparison of securities available for sale by type is as follows:

                                                  June 30, 1994                      December 31, 1993
                                           ----------------------------          ----------------------------
(in thousands)                                  Cost     Carrying value               Cost     Carrying value
                                           ---------     --------------          ---------     --------------
    U.S. Treasury                        $   416,861   $        416,486        $   108,017   $        109,601
    U.S. government
     agencies and corporations:
     Mortgage-backed securities              836,166            820,034            493,142            498,172
    States and political subdivisions            144                136                478                474
    Foreign debt securities                  392,468            376,104            441,038            490,066
    Other debt securities                    140,618            140,618            149,585            149,585
    Marketable equity
     securities                               48,450             64,671             57,959             74,330
    Other equity securities                  117,505            117,505            115,659            115,659
                                           ---------          ---------          ---------          ---------
                                         $ 1,952,212   $      1,935,554        $ 1,365,878   $      1,437,887
                                           =========          =========          =========          =========

    In accordance with SFAS No. 115, securities available for sale are carried at fair value, except for equity securities not traded on established exchanges, which are carried at cost. The cost of such equity securities was $118 million and $116 million at June 30, 1994 and December 31, 1993, respectively.

    A summary comparison of securities held to maturity, which are carried at amortized cost, by type is as follows:


                                                     June 30, 1994                    December 31, 1993
                                          -----------------------------         -----------------------------
    (in thousands)                              Cost         Fair value               Cost         Fair value
                                          ----------        -----------         ----------         ----------
    U.S. Treasury                        $   314,217       $    313,754        $   317,396       $    317,599
    U.S. government
     agencies and corporations:
     Mortgage-backed securities            1,132,748          1,093,193          1,045,574          1,044,026
    States and political
     subdivisions                             32,420             32,979             29,480             30,512
    Foreign debt securities                  102,996            102,383            108,503            108,610
    Other debt securities                                                               65                 65
    Other equity securities                   84,174             84,174             67,805             67,805
                                           ---------          ---------          ---------          ---------
                                         $ 1,666,555       $  1,626,483        $ 1,568,823       $  1,568,617
                                           =========          =========          =========          =========

5.   Loans and Lease Financing:
     The following are the details of loan and lease financing balances:

(in thousands)                                            1994           1993
                                                    -----------    -----------
United States Operations:
 Commercial, industrial and financial              $ 11,871,233   $ 11,991,440
 Real Estate:
  Secured by 1-4 family residential properties        4,215,113      4,159,069
  Construction                                          499,139        617,426
  Other commercial                                    3,083,976      3,123,024
  Loans to individuals                                2,283,257      1,609,566
  Lease financing                                     1,262,767      1,263,267
  Unearned income                                      (198,245)      (203,598)
                                                     ----------     ----------
                                                     23,017,240     22,560,194
                                                     ----------     ----------
International Operations:
 Loans and lease financing                            7,015,338      6,330,137
 Unearned income                                        (66,501)      (108,357)
                                                     ----------     ----------
                                                      6,948,837      6,221,780
                                                     ----------     ----------
                                                   $ 29,966,077   $ 28,781,974
                                                     ==========     ==========


6.   Accelerated Disposition Portfolio:
     During the first quarter of 1994, the Corporation created an accelerated disposition portfolio by transferring $378 million of lower quality real estate exposure to this category. In connection with this transfer, a first quarter chargeoff of $119 million was recorded to reduce this exposure to its estimated disposition value of $259 million. During the second quarter, this portfolio was reduced by $54 million as a result of dispositions which had no effect on earnings. In addition, in connection with the BankWorcester acquisition, the Corporation acquired certain loans which it classified as available for sale. These loans were added to the accelerated disposition portfolio at their estimated disposition value of $31 million, leaving the portfolio with a balance of $236 million at June 30, 1994, including $18 million of off-balance-sheet exposure. Until liquidated, this portfolio will be carried at the lower of the established carrying value or estimated disposition value.

     The accelerated disposition portfolio consisted of the following:




                                                         June 30       March 31
                                                            1994           1994
                                                         -------       --------
  (in millions)
  Loans:
     Nonaccrual real estate, including
      1-4 family residential                               $ 132          $ 129
     Performing renegotiated loans                            46             51
     Other performing real estate                             26             30
  OREO                                                        14             31
                                                           -----          -----
     Total balance sheet assets                              218            241
  Off-balance-sheet exposure (letters
   of credit)                                                 18             18
                                                           -----          -----
     Total exposure                                        $ 236          $ 259
                                                           =====          =====

7.   Reserve for Credit Losses:
     An analysis of the reserve for credit losses is as follows:
     (in thousands)


                                                             Quarters Ended            Six Months Ended
                                                                 June 30                   June 30
                                                          ---------------------     -----------------------
                                                              1994         1993          1994          1993
                                                          --------     --------     ---------     ---------
     Balance, beginning of period                        $ 664,167    $ 869,773    $  770,279    $  923,120
     Provision                                              25,000       27,630        70,000        50,126
     Reserve of BankWorcester                               16,630                     16,630
     Domestic credit losses:
       Commercial, industrial
         and financial                                      (9,194)     (15,514)      (11,764)      (32,514)
       Real estate:
        Construction                                        (1,773)      (3,480)       (2,033)      (10,993)
        1-4 family residential properties                   (2,900)      (5,090)       (6,267)       (8,764)
        Other                                              (12,765)     (15,580)      (21,794)      (41,662)
       Loans to individuals                                (14,577)      (9,445)      (28,612)      (18,003)
       Lease financing                                                      (41)                        (43)
     International credit losses                            (5,126)     (25,982)      (21,562)      (50,304)
                                                           -------      -------      --------      --------
     Total credit losses                                   (46,335)     (75,132)      (92,032)     (162,283)
                                                           -------      -------      --------      --------
     Domestic recoveries:
       Commercial, industrial
         and financial                                       3,783        3,557         7,761         6,669
       Real estate:
        Construction                                            31           72           368         1,108
        1-4 family residential properties                      387        1,254           914         2,144
        Other                                                4,437        2,941         6,435         3,443
      Loans to individuals                                   4,829        3,827         8,250         8,060
      Lease financing                                           53            3            96            25
     International recoveries                                2,793        1,305         6,074         2,818
                                                           -------      -------      --------      --------
     Total recoveries                                       16,313       12,959        29,898        24,267
                                                           -------      -------      --------      --------
       Net credit losses before losses related to
        accelerated disposition portfolio                  (30,022)     (62,173)      (62,134)     (138,016)
     Credit losses related to exposures
      transferred to accelerated disposition
      portfolio                                                                      (119,000)
                                                           -------      -------      --------      --------
      Net credit losses                                    (30,022)     (62,173)     (181,134)     (138,016)
                                                           -------      -------      --------      --------
     Balance, end of period                              $ 675,775    $ 835,230    $  675,775    $  835,230
                                                           =======      =======      ========      ========

8.   Offsetting of Carrying Amounts Related to Certain Contracts:
     Effective January 1, 1994, the Corporation adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." The interpretation requires the reporting of gross unrealized gains and gross unrealized losses on foreign exchange and interest rate contracts separately as assets and liabilities, respectively, unless a right of setoff exists, including a right of setoff resulting from contracts executed with the same counterparty under a master netting arrangement. Previously, the Corporation reported unrealized gains and losses related to forward foreign exchange rate contracts, interest rate swap agreements and similar contracts on a net basis. At June 30, 1994, both assets and liabilities were increased by $589 million as a result of adoption of the interpretation.

9.   Notes Payable:
     In January 1994, the Corporation issued $300 million of 6 5/8% Subordinated Notes, due 2004. When the notes were issued, the Corporation entered into an interest rate swap agreement that effectively converted the fixed rate obligation to a floating rate obligation. Such interest rate was 4.01% at June 30, 1994. The subordinated notes are not subject to redemption prior to maturity. In March 1994, the Corporation redeemed its floating rate notes due September 2000 at their principal amount plus accrued interest. The carrying value of the notes at the time of redemption was $179 million. In addition, during the first quarter of 1994, a nonbanking subsidiary of the Corporation called for prepayment $186 million of its senior notes, with fixed interest rates ranging from 6.67% to 9.50%, at their principal amount plus accrued interest and a prepayment penalty. The loss on the early extinguishment of the debt amounted to $6.5 million, net of taxes, or $.06 per common share on both a primary and fully diluted basis, and is presented as an extraordinary item in the consolidated statement of income. In June 1994, the Corporation issued $100 million of floating rate senior notes, due 1996. The interest rate on such notes was 4.83% at June 30, 1994.

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

11.  Brazilian Translation Gains and Losses:
     During the first quarter of 1994, the Corporation reclassified translation gains and losses associated with Brazilian local currency earning assets and interest bearing liabilities from noninterest income to interest income and interest expense, respectively. As a result of hyperinflation in Brazil, interest income and interest expense from these local currency assets and liabilities have had a significant impact on consolidated interest income and interest expense, while contributing only modestly to consolidated net interest revenue. The reclassification of these translation gains and losses, while having no effect on the Corporation's total revenue (net interest revenue plus noninterest income), provides a better presentation of consolidated interest income, interest expense and related yields; net interest revenue and related margin; and noninterest income. Translation gains and losses related to Brazilian local currency nonearning assets and noninterest bearing liabilities continue to be classified as noninterest income. The net translation gain/loss from these local currency noninterest earning assets and noninterest bearing liabilities was immaterial in both the first half of 1994 and the first half of 1993.

     The Corporation has followed a strategy of maintaining a currency position in Brazil that is designed to capitalize on the spread between Brazilian interest rates and devaluation. This strategy has generally involved investing dollar denominated/indexed interest bearing liabilities in local currency earning assets. The previous presentation resulted in high levels of net interest revenue that were mostly offset by translation losses recorded in noninterest income. This currency position at June 30, 1994 was $199 million, compared with $103 million at December 31, 1993, and averaged $168 million in the first half of 1994, compared with an average of $78 million in the first half of 1993.

     For the second quarter of 1994, the reclassification resulted in the inclusion of $2,070 million of translation losses related to local currency earning assets in interest income and $1,897 million of translation gains related to local currency interest bearing liabilities in interest expense, resulting in a reclassification from noninterest income of $173 million of net translation losses. For the second quarter of 1993, $777 million of translation losses were reclassified to interest income and $740 million of translation gains were reclassified to interest expense, resulting in a reclassification from noninterest income of $37 million of net translation losses. For the first half of 1994, $4,295 million of translation losses were included in interest income and $3,993 million of translation gains were included in interest expense, resulting in a reclassification from noninterest income of $302 million of net translation losses. For the first half of 1993, $1,423 million of translation losses were reclassified to interest income and $1,363 million of translation gains were reclassified to interest expense, resulting in a reclassification from noninterest income of $60 million of net translation losses.

12.  Change in Accounting for Purchased Mortgage Servicing Rights:
     Effective January 1, 1993, the Corporation elected to change its method of accounting for purchased mortgage servicing rights (PMSR) to conform its financial reporting to the regulatory accounting rules adopted in the first quarter of 1993 by the banking regulators. Under these new rules, the carrying value of PMSR is recorded at the lesser of amortized cost or the estimated aggregate recoverable amount determined by applying the discount rate in effect at the time the servicing portfolios were purchased to the estimated future net cash flows from servicing the underlying mortgages. Prior to 1993, this valuation was performed on an undiscounted basis. The cumulative effect to January 1, 1993 of adopting this change in accounting principle was a decrease in income of $53 million, net of income taxes of $32 million, or $.50 per common share on a primary basis and $.48 per common share on a fully diluted basis.

13.  Accounting for Income Taxes:
     Effective January 1, 1993, the Corporation adopted prospectively SFAS No. 109, "Accounting for Income Taxes," which principally affects accounting for deferred income taxes. The cumulative effect to January 1, 1993 of adopting this new standard, which is shown as a cumulative effect of a change in accounting principle, was an increase to first quarter income of $77 million or $.74 per common share on a primary basis and $.70 per common share on a fully diluted basis. The cumulative effect principally reflected the recognition of previously unrecorded tax benefit carryforwards.

     During the second quarter of 1994, the Corporation recognized $10 million of additional tax liability in connection with the merger of certain banking subsidiaries and the loss of preferential tax treatment. The additional liability was offset by the utilization of available foreign tax credit carryforwards. As a result of the increased utilization of tax credit carryforwards, the Corporation was able to reduce its valuation reserve for potential expiration of tax credit carryforwards by $10 million.

14.  Parent Company Condensed Financial Statements:
     The following is a condensed balance sheet of the Corporation (Parent Company only) at June 30, 1994 and December 31, 1993:



                                                                       June 30   December 31
                                                                          1994          1993
     (in thousands)                                                  ---------     ---------
     ASSETS
     Cash and short term investments in bank subsidiary            $   236,930   $   206,920
     Advances to subsidiaries:
       Bank subsidiaries                                                35,864        63,709
       Nonbank subsidiaries                                            228,226       226,203
     Subordinated notes receivable from bank subsidiary                580,000       400,000
     Investments in subsidiaries:
       Bank subsidiaries                                             3,303,968     3,175,274
       Nonbank subsidiaries                                            144,610       134,751
     Other assets                                                       28,555        22,846
                                                                     ---------     ---------
     TOTAL ASSETS                                                  $ 4,558,153   $ 4,229,703
                                                                     =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Commercial paper                                              $       100
     Commercial paper due to nonbank subsidiary                          9,200   $    10,200
     Notes payable                                                   1,513,348     1,293,247
     Other liabilities                                                  30,553        14,587
                                                                     ---------     ---------
     TOTAL LIABILITIES                                               1,553,201     1,318,034
                                                                     ---------     ---------
     TOTAL STOCKHOLDERS' EQUITY                                      3,004,952     2,911,669
                                                                     ---------     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 4,558,153   $ 4,229,703
                                                                     =========     =========

     The following is a condensed income statement of the Corporation (Parent Company only) for the quarters and six months ended June 30, 1994 and 1993:

                                                                        Quarters Ended           Six Months Ended
                                                                           June 30                   June 30
                                                                    ----------------------    ----------------------
                                                                       1994          1993         1994         1993
     (in thousands)                                                 -------       -------     --------     --------
     OPERATING INCOME
     Dividend from bank subsidiary                                 $ 18,018                  $  21,218
     Dividend from nonbank subsidiary                                 9,960                      9,960
     Interest from subsidiaries:
       Bank subsidiaries                                             10,976      $  8,177       21,178    $  16,977
       Nonbank subsidiaries                                           2,327         1,296        3,932        2,542
                                                                     ------        ------      -------      -------

     Total operating income                                          41,281         9,473       56,288       19,519
                                                                     ------        ------      -------      -------

     EXPENSE
     Interest expense                                                16,601        11,606       34,143       23,465
     Other expense, net                                               1,233           875        3,162        2,140
                                                                     ------        ------      -------      -------
     Total operating expense                                         17,834        12,481       37,305       25,605
                                                                     ------        ------      -------      -------
     Income (Loss) before income taxes, equity
      in undistributed net income of
      subsidiaries, extraordinary item and
      cumulative effect of change in
      accounting principle                                           23,447        (3,008)      18,983       (6,086)
     Benefit from income taxes                                       (1,745)       (1,006)      (4,535)      (2,037)
                                                                     ------        ------      -------      -------
     Income (Loss) before equity in
      undistributed net income of subsidiaries,
      extraordinary item, and cumulative effect
      of change in accounting principle                              25,192        (2,002)      23,518       (4,049)
     Equity in undistributed net income of
      subsidiaries                                                   69,308        73,389      167,482      160,824
                                                                     ------        ------      -------      -------
     Income before extraordinary item and
      cumulative effect of change in
      accounting principle                                           94,500        71,387      191,000      156,775
     Extraordinary loss from early
      extinguishment of debt, net of tax                                                          (360)
     Cumulative effect of change in accounting
      for income taxes                                                                                       (1,713)
                                                                     ------        ------      -------      -------
     NET INCOME                                                    $ 94,500      $ 71,387    $ 190,640    $ 155,062
                                                                     ======        ======      =======      =======

     The following is a condensed statement of cash flows of the Corporation (Parent Company only) for the six months ended June 30, 1994 and 1993:


     (in thousands)                                            1994          1993
                                                          ---------     ---------
     Cash Flows From Operating Activities:
     Net income                                          $  190,640    $  155,062
     Reconciliation of net income to net cash
       provided from (used for) operating activities:
     Extraordinary item, net of tax                             360
     Cumulative effect of change in method
       of accounting for income taxes                                       1,713
     Equity in undistributed net income of
      subsidiaries                                         (167,482)     (160,824)
     Net change in interest receivables and
      payables                                                9,632          (225)
     Other, net                                                 946        (4,131)
                                                           --------      --------
      Net cash provided from (used for)
       operating activities                                  34,096        (8,405)
                                                           --------      --------

     Cash Flows From Investing Activities:
     Net cash provided from (used for) short-term
      investments                                           (30,330)       17,710
     Net cash provided from advances to subsidiaries         25,822        18,031
     Investments in subsidiaries                            (20,465)     (104,000)
     Purchase of subordinated note receivable
      from bank subsidiary                                 (180,000)
                                                           --------      --------
      Net cash used for investing activities               (204,973)      (68,259)
                                                           --------      --------

     Cash Flows From Financing Activities:
     Net cash provided from (used for)
      commercial paper                                         (900)          200
     Net proceeds from issuance of notes
      payable                                               398,601        99,866
     Net proceeds from issuance of
      common stock                                           16,794         9,928
     Repayments of notes payable                           (178,500)
     Net proceeds from issuance of preferred stock                         67,595
     Dividends paid                                         (65,438)      (32,968)
                                                           --------      --------
      Net cash provided from financing activities           170,557       144,621
                                                           --------      --------


     NET CHANGE IN CASH AND DUE FROM BANKS                     (320)       67,957
     Cash and Due from Banks at January 1                       550           236
                                                           --------      --------
     Cash and Due from Banks at June 30                  $      230    $   68,193
                                                           ========      ========

     Interest payments made                              $   19,805    $   23,923
     Income tax refunds received                         $   (7,870)   $   (1,500)


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

                                    GENERAL


The Corporation's net income for the quarter ended June 30, 1994 was $95 million, compared with net income of $71 million for the same period in 1993. Net income per common share was $.80 on a primary basis and $.77 on a fully diluted basis, compared with net income per common share of $.60 on a primary basis and $.59 on a fully diluted basis for the second quarter of 1993. Net income for the first half of 1994 was $191 million compared with net income of $155 million for the first half of 1993. Net income per common share was $1.62 on a primary basis and $1.56 on a fully diluted basis for the first half of 1994, compared with net income per common share of $1.32 on a primary basis and $1.29 on a fully diluted basis for the first half of 1993. The 1994 results included a $16 million restructuring charge ($9 million after tax) in the second quarter, comprised principally of severance costs and estimated costs to consolidate facilities and operations in connection with the Corporation's acquisition of BankWorcester Corporation (BankWorcester). The 1994 results also included an extraordinary loss, net of tax, of $7 million in the first quarter related to the prepayment of $186 million of senior debt by a non-banking subsidiary and the redemption of $179 million of the Corporation's floating rate notes. The 1993 results included $24 million of income, net of tax, from the cumulative effect of changes in accounting principles, reflecting a $77 million benefit as a result of adopting Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes," and a $53 million after-tax charge as a result of a change in accounting with respect to the valuation of purchased mortgage servicing rights (PMSR).

Excluding the effects of the BankWorcester restructuring charge, net income for the second quarter of 1994 was $104 million, compared with $71 million for the second quarter of 1993. On this basis, primary and fully diluted earnings per share were $.89 and $.86, respectively, in the second quarter of 1994 compared with $.60 and $.59, respectively, for the same period last year. Excluding the effects of the BankWorcester restructuring charge, the extraordinary loss and the cumulative effect of changes in accounting principles, net income for the first half of 1994 was $207 million compared with $131 million for the first half of 1993. On this basis, primary and fully diluted earnings per share were $1.77 and $1.71, respectively, in the first half of 1994 compared with $1.09 and $1.07, respectively, for the same period last year.


            NET INTEREST REVENUE - (Fully Taxable Equivalent Basis)

The discussion of net interest revenue should be read in conjunction with Average Balances and Interest Rates and Change in Net Interest Revenue - Volume and Rate Analysis on pages 38 through 42 of this report. For this review, interest income that is either exempt from federal income taxes or taxed at a preferential rate has been adjusted to a fully taxable equivalent basis. This adjustment has been calculated using a federal income tax rate of 35% in 1994 and 34% in 1993, plus applicable state and local taxes, net of related federal tax benefits. The adjustments amounted to $1.5 million and $3.0 million for the quarter and six months ended June 30, 1994, respectively, compared with $1.7 million and $3.5 million for the same periods in 1993.

Consolidated net interest revenue, on a fully taxable equivalent basis, was $376 million for the second quarter of 1994 compared with $332 million for the same period in 1993. For the first half of 1994, net interest revenue was $718 million compared with $658 million for the same period in 1993. Net interest margin in the second quarter of 1994 was 3.98% compared with 3.99% in the second quarter of 1993. For the first six months of 1994, net interest margin was 3.89% compared with 4.02% for the first half of 1993.

The following table presents a summary of net interest revenue, on a fully taxable equivalent basis, and related average earning asset balances and net interest margins for United States and International Operations:


Quarters Ended June 30                                    Change       Change
(dollars in millions)                1994        1993     Amount       Percent
                                  -------     -------     ------       -------
United States Operations:

  Net interest revenue           $  299.4    $  267.4    $  32.0            12%
  Average loans and lease
   financing                       22,411      20,448      1,963            10
  Average earning assets           28,092      26,179      1,913             7
  Net interest margin                4.27%       4.10%       .17%            4

International Operations:

  Net interest revenue           $   76.6    $   64.8    $  11.8            18%
  Average loans and lease
   financing                        6,694       5,406      1,288            24
  Average earning assets            9,790       7,244      2,546            35
  Net interest margin                3.14%       3.59%      (.45)%         (13)

Consolidated:

  Net interest revenue           $  376.0    $  332.2    $  43.8            13%
  Average loans and lease
   financing                       29,105      25,854      3,251            13
  Average earning assets           37,882      33,423      4,459            13
  Net interest margin                3.98%       3.99%      (.01)%



Six Months Ended June 30                                  Change       Change
(dollars in millions)                1994        1993     Amount       Percent
                                  -------     -------     ------       -------
United States Operations:

  Net interest revenue           $  573.6    $  522.8    $  50.8            10%
  Average loans and lease
   financing                       22,359      20,320      2,039            10
  Average earning assets           27,746      26,021      1,725             7
  Net interest margin                4.17%       4.05%       .12%            3

International Operations:

  Net interest revenue           $  144.6    $  135.4    $   9.2             7%
  Average loans and lease
   financing                        6,501       5,222      1,279            24
  Average earning assets            9,447       7,032      2,415            34
  Net interest margin                3.09%       3.88%      (.79)%         (20)

Consolidated:

  Net interest revenue           $  718.2    $  658.2    $  60.0             9%
  Average loans and lease
   financing                       28,860      25,542      3,318            13
  Average earning assets           37,193      33,053      4,140            13
  Net interest margin                3.89%       4.02%      (.13)%          (3)

The improvement in net interest revenue from the second quarter and first six months of 1993 reflects increases of $32 million and $51 million, respectively, from domestic operations. These increases were primarily due to a $2 billion increase in average loan and lease volume; wider spreads as the increase in rates on earning assets outpaced rate increases on interest bearing liabilities; and interest recoveries on loans. The wider spreads and higher level of interest recoveries served to increase domestic margin from 4.10% in the second quarter of 1993 to 4.27% in the second quarter of 1994 and from 4.05% in the first six months of 1993 to 4.17% in the first six months of 1994. BankWorcester contributed approximately $5 million to net interest revenue in the second quarter and first six months of 1994. Internationally, the $12 million growth in net interest revenue from the second quarter of 1993 and the $9 million increase from the first six months of 1993 was mainly attributable to an increase in Latin American average earning assets of approximately $2.5 billion. The growth in earning assets from each period included a $1.3 billion increase in average loans. International net interest margin declined from 3.59% in the second quarter of 1993 to 3.14% in the second quarter of 1994 and from 3.88% in the first six months of 1993 to 3.09% in the first six months of 1994 due to narrower spreads. Spreads have narrowed over the past year in Argentina, mainly because of declining inflation, which has resulted from the continued stability of the economy. Spreads in Brazil have also declined during the past year. The Corporation's Brazilian currency position has enabled it to mitigate the negative effects of narrower spreads from operations in that country. While the international margin declined 45 basis points from the second quarter of 1993, margin for the second quarter of 1994 represented a slight improvement over the immediately preceding three quarters.


                                     BRAZIL

During the first quarter of 1994, the Corporation reclassified translation gains and losses associated with Brazilian local currency earning assets and interest bearing liabilities from noninterest income to interest income and interest expense, respectively. This reclassification had no effect on the Corporation's total revenue (the sum of net interest revenue and noninterest income). As a result of hyperinflation in Brazil, interest income and interest expense from local currency assets and liabilities had a significant impact on consolidated interest income and interest expense, while contributing only modestly to consolidated net interest revenue. In addition, the Corporation has followed a strategy of maintaining a currency position in Brazil that is designed to capitalize on the spread between Brazilian interest rates and devaluation. This strategy has generally involved investing dollar denominated/indexed interest bearing liabilities in local currency earning assets. Such a strategy has enabled the Corporation to improve its total revenue compared with what would have been earned from exclusively funding local currency assets with local currency liabilities. The previous presentation resulted in high levels of net interest revenue that were mostly offset by translation losses recorded in noninterest income. In order to better present the results of the Corporation's interest operations, including the net revenue earned from this currency position, translation gains and losses related to local currency earning assets and interest bearing liabilities have been reclassified to the related components of interest income and interest expense. Prior periods were reclassified for comparative purposes.

The following table presents a summary of net interest revenue earned from the Corporation's Brazilian currency position during the past nine quarters and the effect on net interest margin of reclassifying net translation losses associated with this position from noninterest income to net interest revenue:

                                           June    March    Dec.   Sept.    June   March    Dec.   Sept.    June
(dollars in millions)                      1994     1994    1993    1993    1993    1993    1992    1992    1992
                                          -------  ------  ------  ------  ------  ------  ------  ------  ------
Consolidated net interest revenue,
   on a fully taxable equivalent basis,
   excluding Brazilian currency position  $  363   $ 331   $ 345   $ 339   $ 328   $ 322   $ 337   $ 326   $ 304
Effect of Brazilian currency position:
   Interest income from currency
    position                                 186     140      90      34      41      27      16      13      20
   Translation losses previously
    classified as noninterest income        (173)   (129)    (84)    (30)    (37)    (23)    (13)     (9)    (15)
                                          ------   -----   -----   -----   -----   -----   -----   -----   -----
   Net revenue from currency position         13      11       6       4       4       4       3       4       5
Consolidated net interest revenue, on a
   fully taxable equivalent basis, after
   reclassification of                    ------   -----   -----   -----   -----   -----   -----   -----   -----
   net translation losses                 $  376   $ 342   $ 351   $ 343   $ 332   $ 326   $ 340   $ 330   $ 309
                                          ======   =====   =====   =====   =====   =====   =====   =====   =====

Consolidated net interest margin:
   Before reclassification of net
    translation losses                      5.81%   5.24%   4.77%   4.26%   4.43%   4.33%   4.21%   4.05%   3.99%
   After reclassification of net
    translation losses                      3.98%   3.80%   3.86%   3.91%   3.99%   4.05%   4.06%   3.94%   3.81%

International net interest margin:
   Before reclassification of net
    translation losses                     10.23%   8.80%   6.98%   4.52%   5.63%   5.58%   4.57%   4.73%   4.79%
   After reclassification of net
    translation losses                      3.14%   3.03%   2.99%   2.99%   3.59%   4.20%   3.74%   4.17%   3.73%

Average principal amount of currency
 position                                 $  189   $ 147   $ 104   $  53   $  89   $  66   $  45   $  40   $  45

The Corporation's currency position exposes it to losses should devaluation exceed local currency interest rates; such losses could be significant if government intervention results in a major unanticipated devaluation. Management, however, has been able to quickly close its position in the past when market conditions warranted. Further, management will continue to closely monitor the position and will alter the present strategy if necessary. While the position could increase or decrease from the June 30, 1994 level of $199 million, the size of the position will continue to be a function of management's assessment of the frequently changing economic and political situation in Brazil, particularly in light of the government's new economic program and the upcoming presidential elections, both of which are discussed below.

On July 1, 1994, the government of Brazil instituted a new economic program aimed at stabilizing the economy and reducing inflation, which had risen to 45% per month by June, 1994. Since July 1, inflation, while still at comparatively high levels, has been reduced and the new local currency, known as the "real", has been fairly stable with the dollar. The ability of the Brazilian government to continue this program and achieve economic stability, however, remains uncertain. In addition, a presidential election is scheduled for October and the outcome of this election could have a major impact on the new economic program. While the new economic program has not had a significant positive or negative effect on the Corporation's financial position or results of operations, the volatility of the situation is such that no assurance can be given as to what effect the program will ultimately have on the Corporation.

                          PROVISION FOR CREDIT LOSSES

The provision for credit losses was $25 million for the quarter ended June 30, 1994, compared with $28 million for the same period in 1993. For the first six months of 1994, the provision for credit losses was $70 million compared with $50 million for the first six months of 1993. The provision for credit losses reflected management's assessment of the adequacy of the reserve for credit losses, including the current risk characteristics of the loan portfolio and economic conditions. The level of the provision for credit losses in the first quarter of 1994 also reflected, in part, the effect of transferring certain lower quality real estate assets to an accelerated disposition portfolio. The accelerated disposition portfolio is discussed below in Financial Condition.
The amount of future provisions will be a function of the regular quarterly review of the reserve for credit losses which considers the risk characteristics of the loan portfolio and the economic conditions existing at that time.

                               NONINTEREST INCOME

The following tables set forth the components of noninterest income, as well as a further breakdown of financial service fees. Additional information on the change in noninterest income follows each table. Noninterest income for all periods has been restated to reflect the reclassification of certain Brazilian translation gains and losses. This reclassification is discussed in Net Interest Revenue and in Note 11 to the Financial Statements.

Noninterest Income
- ------------------
(in millions)


                                            Second Quarter                  Six Months
                                   -----------------------     -----------------------
                                      1994    1993  Change        1994    1993  Change
                                      ----    ----  ------        ----    ----  ------
Financial service fees               $  94   $  92   $   2       $ 186   $ 164   $  22
Trust and agency fees                   50      45       5          98      89       9
Trading profits and commissions          1       6      (5)          5      13      (8)
Securities portfolio gains, net          6       6       0          10      12      (2)
Mezzanine/venture capital
 profits, net                            5       4       1          19      24      (5)
Foreign exchange trading profits        11      13      (2)         20      21      (1)
Gain from sale of domestic
 factoring business                      0       0       0          27       0      27
Other income                            25      25       0          62      42      20
                                     -----   -----   -----       -----   -----   -----
 Total                               $ 192   $ 191   $   1       $ 427   $ 365   $  62
                                     =====   =====   =====       =====   =====   =====


Trust and agency fees improved from the second quarter and first six months of 1993 primarily as a result of increased volumes and new business in the stock transfer and Latin American mutual fund businesses. The decline in trading account profits and commissions from the 1993 periods reflects the absence of 1993 profits from Argentine securities. The increase in other income from the first six months of 1993 is due, in part, to net gains from the sale of securities originally acquired in connection with loan restructurings.

On January 31, 1994, the Corporation completed the sale of its United States factoring business and recorded a gain of $27 million. The Corporation also has an agreement to sell its Canadian factoring business. This sale, which is subject to the purchaser receiving regulatory approval, is expected to close in the second half of 1994 with an additional pre-tax gain of approximately $5 million.


Financial Service Fees
- ----------------------
(in millions)
                                             Second Quarter                     Six Months
                                   ------------------------      -------------------------
                                     1994     1993   Change        1994      1993   Change
                                     ----     ----   ------        ----      ----   ------
Deposit fees                        $  31    $  31    $   0       $  61    $   61    $   0
Letter of credit and acceptance
 fees                                  14       14        0          27        29       (2)
Mortgage servicing fees:
 Fee income                            30       26        4          57        52        5
 Amortization of mortgage
  servicing assets                    (17)     (20)       3         (34)      (55)      21
                                    -----    -----    -----       -----    ------    -----
  Net mortgage servicing fees          13        6        7          23      (  3)      26
Loan-related fees                      15       11        4          29        20        9
Factoring fees                          1        6       (5)          3        11       (8)
Other                                  20       24       (4)         43        46       (3)
                                    -----    -----    -----       -----    ------    -----
   Total                            $  94    $  92    $   2       $ 186    $  164    $  22
                                    =====    =====    =====       =====    ======    =====

Financial service fees increased $2 million from the second quarter of 1993 and $22 million from the first six months of 1993. These improvements were mainly due to an increase in net mortgage servicing fees, reflecting a higher volume of business and lower amortization of mortgage servicing assets, and an increase in loan-related fees principally due to a higher volume of syndication activity. These increases were partially offset by lower levels of fees from domestic factoring and freight management due to the sales of these businesses in 1994. The decline in amortization of mortgage servicing assets mainly resulted from a declining rate of current and estimated future mortgage prepayments, as mortgage interest rates have risen. Future levels of amortization of mortgage servicing assets will be dependent on a number of factors, including changes in the level of mortgage interest rates and their effect on mortgage prepayments.

                              NONINTEREST EXPENSE

The following table sets forth the components of noninterest expense:

Noninterest Expense
- -------------------
(in millions)
                                          Second Quarter                    Six Months
                                 -----------------------       -----------------------
                                  1994    1993    Change        1994    1993    Change
                                 -----   -----    ------       -----   -----    ------
Employee costs                   $ 199   $ 195    $   4        $ 394   $ 392   $    2
Occupancy & equipment               56      56        0          111     114       (3)
Professional fees                   14      14        0           26      27       (1)
Other                               80      91      (11)         159     180      (21)
                                 -----   -----    -----        -----   -----   ------
 Noninterest expense, before
  restructuring and OREO costs     349     356       (7)         690     713      (23)
Restructuring charge                16       0       16           16       0       16
 OREO costs                          7      12       (5)          13      31      (18)
                                 -----   -----    -----        -----   -----   ------
  Total                          $ 372   $ 368    $   4        $ 719   $ 744   $  (25)
                                 =====   =====    =====        =====   =====   ======

Noninterest expense, before restructuring and OREO costs, declined $7 million from the second quarter of 1993 and $23 million from the first six months of 1993 mainly due to lower non-employee costs. The declines in non-employee costs in both comparisons included lower FDIC deposit insurance premiums due to lower rates, and declines in various other expense categories such as insurance, equipment rental, and travel. In addition, a property tax rebate and a first quarter of 1994 partial refund of 1993's FDIC deposit insurance assessment also contributed to the decline in the six month comparison.

Employee costs rose $4 million in the quarterly comparison and $2 million in the six month comparison. This was mainly due to an increase in the international payroll, reflecting strategic investments in Latin America; higher incentive compensation; and an increase in payroll taxes. Partially offsetting these increases was a decline in the domestic payroll resulting from a lower level of employees. Excluding Latin America, the acquisition of BankWorcester and the sales of the domestic factoring and freight management businesses, employee levels have declined approximately 1,300, or 9%, since June 30, 1993.

In connection with the acquisition of BankWorcester, the Corporation recorded a $16 million restructuring charge comprised principally of severance costs and estimated costs to consolidate facilities and operations. Since this is an in-market acquisition, the Corporation anticipates that it will achieve cost savings through reductions in staff, as well as systems and space consolidations.

The decline in OREO costs is due, in part, to lower valuation adjustments. The level of OREO assets has declined from $129 million at June 30, 1993 to $71 million at June 30, 1994.


                           PROVISION FOR INCOME TAXES

The provision for income taxes was $75 million for the second quarter of 1994, representing an effective tax rate of 44%. This compares with a provision and effective tax rate of $54 million and 43%, respectively, for the second quarter of 1993. For the first six months of 1994 the provision for income taxes before extraordinary items was $156 million, representing an effective tax rate of 44%. This compares with a provision and effective tax rate before the cumulative effect of accounting changes of $95 million and 42%, respectively, for the first six months of 1993. The increase in the income tax provision resulted from higher pre-tax income and, to a lesser extent, the higher effective tax rate. The increase in the effective tax rate was attributable to the increase in federal income tax rates enacted in the middle of 1993 and an increase in the estimate of foreign income taxes which may not be creditable for United States federal income tax purposes.

                              FINANCIAL CONDITION
                              -------------------

                           CONSOLIDATED BALANCE SHEET

At June 30, 1994, the Corporation's total assets were $43.4 billion, an increase of $1.0 billion from March 31, 1994. This increase mainly reflects the addition of BankWorcester, which added approximately $1.5 billion of assets. Loans grew $1.4 billion due to a $1.0 billion increase from BankWorcester and a $.6 billion increase in loans from international operations, reflecting a higher volume of Latin American loans. The increase in loans was partially offset by a $.9 billion decline in federal funds sold and resale agreements as the level of federal funds sold was reduced at the end of the second quarter in connection with the Corporation's capital plan. Deposits grew $1.2 billion reflecting the acquisition of BankWorcester and an increase in interest bearing deposits from overseas offices which more than offset declines in domestic money market, certificate of deposit and noninterest bearing deposit accounts. Funds borrowed declined $.4 billion as a decline in funding associated with the lower level of federal funds sold and resale agreements discussed above was partially offset by increases in Brazil and from The First National Bank of Boston's short-term bank note program. Total outstandings from this note program grew from $1.6 billion at March 31 to $2.0 billion at June 30, 1994.

                              LIQUIDITY MANAGEMENT

At June 30, 1994, the Corporation's level of liquid assets stood at $4.9 billion, compared with $5.0 billion at March 31, 1994. In addition, Bank of Boston Corporation (on a Parent Company only basis) had net liquid assets (liquid assets in excess of short-term funding commitments) of $216 million at June 30, 1994, compared with $96 million at March 31, 1994. The increase in the Parent Company's liquidity from March 31, 1994 resulted mainly from the issuance of $100 million of floating rate notes due June, 1996. Management considers overall liquidity, on both a consolidated and Parent Company only basis, to be adequate at June 30, 1994 to meet current obligations, support its expectations for future changes in asset and liability levels and carry on normal operations. Further, the Corporation has access to additional liquidity through the public markets.


       DERIVATIVE FINANCIAL INSTRUMENTS AND INTEREST RATE RISK MANAGEMENT

The Corporation participates as a counterparty in various derivative financial instruments. In the negotiated over-the-counter (OTC) markets these instruments include swaps, forwards and options, which are based upon interest rates and foreign currencies. Standardized exchange-traded futures contracts are also utilized. The Corporation enters into derivative transactions in connection with its trading activities and for asset and liability management purposes.

Derivatives have risks similar to balance sheet instruments. The principal or notional values of derivatives represent the volume of outstanding transactions and do not represent the potential for gain or loss associated with the market risks or credit risk of such transactions. As such, the actual market or credit exposure for all these instruments is significantly less than the notional amount and, historically, the Corporation's actual credit loss experience with respect to its derivatives has been immaterial. Gains and losses stemming from changes in the market values of the derivatives entered into in connection with the Corporation's trading activities are recognized currently as part of trading profits and commissions or foreign exchange profits. Income or expense related to instruments used to manage the Corporation's own balance sheet interest rate or foreign exchange risk are recorded over the period being managed as an adjustment to the yield of the related asset or liability.

The primary focus of the Corporation's derivatives trading activities is to provide these products to the Corporation's customers. As such, the Corporation has generally taken only modest risk positions, within Board of Directors' approved limits, with respect to its derivatives trading portfolio. Foreign exchange trading profits were $11 million in the second quarter of 1994 compared with $13 million in the second quarter of 1993. For the first six months of 1994, foreign exchange trading profits were $20 million compared with $21 million for the first six months of 1993. Trading profits from the Corporation's interest rate-related derivatives businesses were $.3 million in the second quarter of 1994 compared with $.9 million in the second quarter of 1993. For the first six months of 1994, such profits were $3.5 million compared with $3.0 million for the first six months of 1993.

The following table presents information on the significant categories of the Corporation's derivative financial instruments held in the trading portfolio:

Trading Portfolio
- -----------------

                                       June 30, 1994               December 31, 1993
                                --------------------            --------------------

                                Notional     Fair               Notional     Fair
(in millions)                     Amount    Value(1)              Amount    Value(1)
                                --------    --------            --------    --------
Futures and Forwards             $19,582     $  1                $15,026     $  0
Interest Rate Swaps               10,867       44                  6,732       84
Interest Rate Options:
     Written or Sold               4,664      (25)                 5,744      (14)
     Purchased                     2,816       32                  4,922       25

Foreign Exchange
  Spot and forward contracts      21,206        5                 21,592      (10)
  Options written or sold          1,084      (23)                   613      (22)
  Options purchased                1,079       26                    691       21

(1) The trading portfolio is carried at fair value which represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. In certain cases, instruments are subject to daily cash settlements; as such, the fair value of these instruments is considered zero for purposes of the table.


In connection with its asset and liability management, the Corporation uses both balance sheet instruments and derivatives to manage interest rate risk.
Interest rate risk can be defined as an exposure to a movement in interest rates which could have a positive or negative effect on the Corporation's net income or financial position. Interest rate risk arises from the Corporation's normal banking activities due to an imbalance in the repricing or maturity schedules of assets and liabilities. The Corporation seeks to minimize its risk of exposure to changes in interest rates while also allowing for some imbalance which could enable it to profit from favorable market opportunities. Derivatives provide the Corporation with important flexibility in managing its interest rate exposure, enabling it to efficiently manage risk while minimizing the impact on balance sheet leverage and liquidity. For example, the Corporation may have floating rate liabilities funding fixed rate assets during a period of rising interest rates. Through the use of an interest rate swap, the Corporation can effectively convert its floating rate liabilities to a fixed rate funding source and safeguard its interest rate spread against rising rates.

Policies are established by management and approved by the Corporation's Board of Directors, which establish limits for the amount of the Corporation's income at risk and market value exposure that could result under various interest rate scenarios. To evaluate the Corporation's exposure to various potential changes in interest rates and to facilitate the management of interest rate risk, the Corporation uses computer simulation models which allow it to assess the impact on market value and net interest revenue from various interest rate scenarios given the Corporation's existing interest rate risk position.

The following table presents information on the significant categories of the Corporation's derivative financial instruments held in the risk management portfolio:


Risk Management Portfolio
- -------------------------

                                             June 30, 1994                                         December 31, 1993
                             ---------------------------------------------------       --------------------------------------------
                                            Average                                               Average
                             Notional     Remaining   Fair          Unrecognized      Notional  Remaining    Fair      Unrecognized
(in millions)                  Amount      Maturity  Value(1)     Gain/(Loss)(2)        Amount   Maturity   Value(1)        Gain(2)
                              -------     ---------  --------     --------------       -------  ---------   --------     ----------
Futures and Forwards          $ 2,390      4 months  $   5               $  11         $3,581   3 months       $ 2           $ 2
Interest Rate Swaps             4,846      4 years    (138)               (149)         3,463   4 years         47            46
Interest Rate Options (3):
     Written or Sold            9,150      9 months    (12)                 (9)            39   6 months         0             0
     Purchased                 11,669     10 months     33                  39            414   3 years          5             5

Foreign Exchange
  Spot and forward
   contracts                      363      5 months      4                   0            556   3 months        13             0

(1) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. In certain cases, instruments are subject to daily cash settlements; as such, the fair value of these instruments is considered zero for purposes of the table.

(2) Unrecognized gain or loss represents the amount of gain or loss, based on fair value, that has not been recognized in the income statement at the balance sheet date. Such amounts are recognized as an adjustment of yield over the period being managed. At June 30, 1994, unrecognized gain/(loss) includes $31 million of unrecognized gain, with a weighted average amortization period of 22 months, from contracts which have been terminated or transferred to the trading portfolio, compared with $15 million, with a weighted average amortization period of 12 months, at December 31, 1993. Additional information on the Corporation's accounting policies for derivatives can be found in the Corporation's 1993 Annual Report to Stockholders on pages 59 and 60, which is incorporated by reference in its 1993 Annual Report on Form 10-K.

(3) The increase in the notional amounts related to interest rate options from December 31, 1993 is due to transactions entered into during the first quarter as the Corporation adjusted its strategy in response to rising domestic interest rates.

As noted in the table above, there has been a substantial decline in the fair value and unrecognized gain/loss of interest rate-related derivatives between December 31, 1993 and June 30, 1994. This decline was mainly caused by the increase in domestic interest rates that occurred during the first half of 1994. Since these derivatives are used to manage the Corporation's overall domestic interest rate risk, however, these declines must be examined in connection with changes in the value and yields of the Corporation's domestic assets and liabilities over the same period. In this context, the overall effect on the Corporation from rising domestic interest rates during the first half of 1994 was positive. The decline in the fair value of the derivatives during the second quarter of 1994 was offset by changes in the value of assets and liabilities.
In addition, domestic net interest revenue in the second quarter of 1994 improved $25 million over the first quarter with the principal factor being wider spreads that were attributable to the increase in rates on earning assets outpacing the rise in rates on interest bearing liabilities. At June 30, 1994, the Corporation maintained a relatively neutral risk position with respect to potential future changes in domestic interest rates, however, this position can be changed quickly through the use of derivatives and/or balance sheet instruments as market conditions warrant.

                                    CAPITAL

Stockholders' equity increased $58 million from March 31, 1994. This was mainly due to second quarter net income of $95 million, partially offset by the payment of dividends and a decline, net of tax, in the securities available for sale portfolio from an unrealized gain of $3 million at March 31, 1994 to an unrealized loss of $8 million at June 30, 1994.

In July 1994, the Board of Directors declared a quarterly dividend of $.22 per share payable on August 26. The payment of future common dividends will continue to be determined by the Board of Directors based on the Corporation's financial condition, recent earnings history and other factors.

The Corporation's Tier 1 and total capital ratios were 7.1% and 12.3%, respectively, at June 30, 1994, compared with 7.4% and 12.7%, respectively, at March 31, 1994. The Corporation's leverage ratio at June 30, 1994 was 6.6% compared with 6.9% at March 31, 1994. The decline in the ratios from March 31 is mainly a result of the purchase of BankWorcester. As of June 30, 1994, the capital ratios of the Corporation and all of its banking subsidiaries exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). During the past few years, certain of the Corporation's subsidiaries had been subject to regulatory agreements which precluded them from being considered "well capitalized" under FDICIA. With the merger of South Shore Bank, Mechanics Bank and Multibank West into The First National Bank of Boston during the second quarter and the lifting of Bank of Boston Connecticut's regulatory agreement on July 15, however, all remaining regulatory agreements pertaining to the Corporation's banking subsidiaries were eliminated. The capital categories of the Corporation's banking subsidiaries are determined solely for purposes of applying FDICIA's provisions and, accordingly, such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's banking subsidiaries. In order to assist the Corporation's banking subsidiaries to maintain regulatory capital at desired levels and in connection with its capital planning process, the Corporation has provided capital contributions to certain of its banking subsidiaries in the past, and may contribute additional capital to its banking subsidiaries in future periods, if needed, to assist the subsidiaries in maintaining capital ratios at desired levels. There were no capital contributions made to banking subsidiaries during the first half of 1994, however, the Corporation purchased a $180 million subordinated note, which qualifies as tier 2 capital, from The First National Bank of Boston during the first quarter of 1994.

                         ACQUISITIONS AND DIVESTITURES

The Corporation continues to engage in reviewing and discussing possible acquisitions and divestitures of financial institutions, as well as banking and other assets, in connection with the implementation of its business strategy. During 1994, the following events have occurred:

     . On January 31, 1994, the Corporation completed the sale of its domestic factoring business and recorded a pre-tax gain of $27 million. The sale of the Canadian factoring business remains subject to regulatory approval and is expected to close in the second half of 1994 with a pre-tax gain of approximately $5 million.

     . On May 27, 1994, the Corporation completed its acquisition of
       BankWorcester, a $1.5 billion bank holding company headquartered in Worcester, Massachusetts. Concurrent with the acquisition, BankWorcester's banking subsidiary, Worcester County Institution for Savings, was merged into The First National Bank of Boston.

     . On May 31, 1994, the Corporation completed the sale of its freight management business.

     . On June 24, 1994, the Corporation announced an agreement to sell two of its banking subsidiaries, Bank of Vermont and Casco Northern Bank, N.A. (Casco). At June 30, 1994, Casco had $1.1 billion and Bank of Vermont had $.7 billion of total assets. These sale transactions are subject to the purchaser obtaining required regulatory approvals.

     . In mid-July 1994, the Corporation received federal bank regulatory approval for its acquisition of Pioneer Financial, A Co-operative Bank (Pioneer). Pioneer, with assets of $.8 billion at June 30, 1994, is based in Middlesex County, Massachusetts. Consummation of this transaction is expected during the third quarter, subject to receiving remaining regulatory approvals.

Additional information on certain of these purchase and sale transactions can be found in Note 2 to the Financial Statements.

In addition to the above, the Corporation has continued to grow its mortgage servicing business. Two major bulk acquisitions that occurred during 1994 contributed $3.4 billion to total servicing volume. At June 30, 1994, the Corporation's mortgage banking subsidiary had a total servicing volume of $33 billion compared with $24 billion at June 30, 1993.

                                 CREDIT PROFILE

The segments of the lending portfolio are as follows:

                                           June 30      March 31     Dec. 31       Sept. 30        June 30
 (in millions)                                1994          1994        1993           1993           1993
                                          ---------    ---------    --------      ---------        -------
 Domestic:
 Commercial, industrial and financial     $ 11,871      $ 12,064    $ 11,991       $ 11,380       $ 10,778
 Commercial real estate:
     Construction                              499           542         617            705            714
     Other                                   3,084         2,851       3,123          3,054          3,167
                                          --------      --------    --------       --------       --------
          Total commercial real estate       3,583         3,393       3,740          3,759          3,881
   Real estate loans secured by
       1-4 family residential properties     4,215         3,923       4,159          4,291          3,836
   Loans to individuals                      2,283         1,795       1,610          1,556          1,530
   Lease financing                           1,263         1,257       1,264          1,226          1,187
   Unearned income                            (198)         (202)       (204)          (210)          (298)
                                          ---------     --------    --------       --------       --------
                                            23,017        22,230      22,560         22,002         20,914
                                          --------      --------    --------       --------       --------
   International:
   Loans and lease financing, net of
       unearned income                       6,949         6,324       6,222          5,935          5,464
                                          --------     ---------    --------       --------       --------
   Total loan and lease financing         $ 29,966      $ 28,554    $ 28,782       $ 27,937       $ 26,378
                                          ========     =========    ========       ========       ========


The $.8 billion increase in domestic loans and leases from March 31, 1994 was mainly due to the acquisition of BankWorcester. BankWorcester contributed nearly $1 billion in loans to the June 30, 1994 balance sheet of which approximately $.7 billion were in consumer-related categories. Before the effect of BankWorcester, domestic loans and leases declined $.2 billion stemming from runoff in the mortgage warehousing and mutual fund industry portfolios which exceeded growth in other portfolios, such as in the specialized industry and New England corporate businesses. International loans increased $.6 billion from March 31, 1994, reflecting ongoing growth in Latin America. Additional information on the Corporation's international outstandings can be found under Cross-Border Outstandings. Compared with June 30, 1993, loans and leases have grown approximately 10% before the effect of the BankWorcester acquisition.

A discussion of the Corporation's real estate lending activities is included in the Corporation's 1993 Annual Report to Stockholders on pages 39 through 41, which is incorporated by reference in its 1993 Annual Report on Form 10-K. The following tables set forth the Corporation's domestic commercial real estate loans and OREO, and domestic commercial real estate nonaccrual loans and OREO, by geographic location.

      DOMESTIC COMMERCIAL REAL ESTATE OUTSTANDINGS BY GEOGRAPHIC LOCATION

                                                             Other                          Other
(in millions)                    Massachusetts  Connecticut  New England  Florida  Texas    States  Total
Balance at June 30, 1994 (1)            $1,505         $435         $741     $207    $82    $  682  $3,652
                                        ======         ====         ====     ====    ====   ======  ======

Balance at December 31, 1993            $1,373         $607         $802     $187    $54    $  823  $3,846
                                        ======         ====         ====     ====    ===    ======  ======


(1) Excludes assets transferred to accelerated disposition portfolio during 1994.


DOMESTIC COMMERCIAL REAL ESTATE NONACCRUAL LOANS AND OREO BY GEOGRAPHIC LOCATION

                                                               Other                        Other
(in millions)                      Massachusetts  Connecticut  New England  Florida  Texas  States  Total
Balance at June 30, 1994 (1)                $ 54          $62          $36      $18     $6    $83    $259
                                            ====          ===          ===      ===     ==    ====   ====

Balance at December 31, 1993                $103          $68          $52      $15     $8    $121   $367
                                            ====          ===          ===      ===     ==    ====   ====

Percent of related outstandings
   at June 30, 1994

(1) Excludes assets transferred to accelerated disposition portfolio during 1994.


                         HIGHLY LEVERAGED TRANSACTIONS

The Corporation's total loan portfolio at June 30, 1994 included $1.2 billion of highly leveraged transaction (HLT) loans to 74 customers, compared with $1.2 billion to 72 customers at March 31, 1994. The average HLT loan size was $17 million at both June 30, 1994 and March 31, 1994. The HLT loans are to customers operating in a variety of industries. The amount of unused commitments for HLTs at June 30, 1994 was $544 million, compared with $409 million at March 31, 1994. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At June 30, 1994, $24 million of the HLT portfolio was on nonaccrual status, compared with $4 million at March 31, 1994. Net credit losses from the HLT portfolio were $3 million in the second quarter of 1994 while none were recognized in the preceding quarter. The Corporation actively manages the risks in its HLT portfolio, including adherence to special HLT lending limits and periodic reviews of the portfolio by senior managers. The Corporation has historically been involved in transactions that qualify as HLTs and it expects to continue to agent and participate in such transactions in the future. The Corporation, however, does not currently anticipate a substantial increase in HLT lending over the June 30, 1994 level. A discussion of the Corporation's HLT lending activities, policies and the effect of these activities on results of operations is included in the Corporation's 1993 Annual Report to Stockholders on pages 41 through 43, which is incorporated by reference in its 1993 Annual Report on Form 10-K.

                           NONACCRUAL LOANS AND OREO

The details of consolidated nonaccrual loans and OREO are as follows:

                                              June 30      March 31       Dec. 31      Sept. 30      June 30
  (in millions)                                  1994 (1)      1994 (1)      1993          1993         1993
                                            ---------      --------       -------      --------      -------
    Domestic:
    Commercial, industrial and financial        $ 131        $  112         $ 121        $  131        $ 150
    Commercial real estate:
      Construction                                 30            27            30            37           51
      Other                                       160           134           231           225          275
                                                -----        ------         -----        ------        -----
       Total commercial real estate               190           161           261           262          326
     Real estate loans secured by 1-4
      family residential properties                30            17            64            65           59
     Loans to individuals                           9            13            10            13           20
     Lease financing                                0             0             1             1            1
                                                -----        ------         -----        ------        -----
                                                  360           303           457           472          556
                                                -----        ------         -----        ------        -----

     International                                 87            96            94            86           43
                                                -----         -----         -----        ------        -----
      Total nonaccrual loans                      447           399           551           558          599
     OREO                                          71            66           108           136          129
                                                -----         -----         -----        ------        -----
     Total                                      $ 518        $  465         $ 659        $  694        $ 728
                                                =====        ======         =====        ======        =====

     Nonaccrual loans and OREO as a
      percent of related asset categories         1.7%          1.6%          2.3%          2.5%         2.7%

(1) Excludes assets transferred to accelerated disposition portfolio during 1994.

The following table summarizes the changes in nonaccrual loans and OREO which have occurred during the last nine quarters:

                                                 1992                                               1993                     1994
                   ----------------------------------        --------------------------------------------        -----------------
                      Second       Third        Fourth        First       Second        Third       Fourth        First     Second
(in millions)            Qtr         Qtr           Qtr          Qtr          Qtr          Qtr          Qtr          Qtr        Qtr
                     -------     -------       -------       ------       ------       ------       ------       ------     ------
Beginning balance    $ 1,597     $ 1,323       $ 1,113       $  949       $  820       $  728       $  694       $  659     $  465
Additions from
 BankWorcester                                                                                                                  12
Additions                156         184           180          107          117          135          127          169        173
Restructurings           (61)       (104)          (29)         (13)         (14)
Transfers to
 accelerated
 disposition portfolio
 (before writedown)                                                                                                (224)
Sales, payments
 and other decreases    (252)       (180)         (187)        (132)        (115)        (105)        (103)         (88)       (80)
Credit losses and
 valuation write-
 downs (1)              (117)       (110)         (128)         (91)         (80)         (64)         (59)         (51)       (52)
                     -------     -------       -------       ------       ------       ------       ------       ------     ------
Ending balance       $ 1,323     $ 1,113       $   949       $  820       $  728       $  694       $  659       $  465     $  518
                     =======     =======       =======       ======       ======       ======       ======       ======     ======

(1) The credit losses shown for the first quarter of 1994 exclude the chargeoff taken on loans transferred to the accelerated disposition portfolio.

Nonaccrual loans and OREO increased $53 million from March 31, 1994. This increase includes $12 million related to the acquisition of BankWorcester. Nonaccrual loans and OREO represent 1.7% of related assets at June 30, 1994 compared with 1.6% at March 31, 1994. Excluding the transfer of nonperforming assets to the accelerated disposition portfolio in the first quarter, the Corporation has experienced an increase in its nonaccrual loan and OREO portfolio in each of the first two quarters of 1994. The level of nonaccrual loans and OREO is influenced by the economic environment, interest rates, the regulatory environment and other internal and external factors. Despite the increases that have occurred during the first half of 1994, the Corporation believes that the level of its nonaccrual loans and leases and OREO will remain within an acceptable range.

                       ACCELERATED DISPOSITION PORTFOLIO

During the first quarter of 1994, in order to expedite the disposition of a component of its remaining problem real estate assets and to strengthen its balance sheet, the Corporation transferred $378 million of lower quality real estate exposure to an accelerated disposition portfolio. At the point of transfer, and after an individual review of each exposure, the Corporation took a chargeoff of $119 million, leaving the March 31, 1994 carrying value of the pool at $259 million, of which $241 million related to balance sheet exposure. During the second quarter, this portfolio was reduced by $54 million principally as a result of dispositions that had no effect on earnings. Also, in connection with the BankWorcester acquisition, the Corporation acquired certain loans which it classified as available for sale. These loans were added to the accelerated disposition portfolio at their estimated disposition value of $31 million. As a result of the second quarter activity, the level of the accelerated disposition portfolio was reduced to $236 million at June 30, 1994, of which $218 million relates to balance sheet exposure. The carrying value of the June 30 portfolio approximates the estimated disposition value of the assets on a liquidation basis, and is not indicative of the value that would be realized if these assets were managed in the normal course of business or disposed of on a basis other than liquidation. Until liquidated, this portfolio will be carried at the lower of the established carrying value or estimated disposition value. The Corporation is actively engaged in a formal selling effort and expects to dispose of a majority of the portfolio during the second half of the year.

                               RENEGOTIATED LOANS

As part of its approach to managing credit, the Corporation renegotiates certain of its loans when a determination is made that greater economic value will ultimately be realized under the new terms than through foreclosure, liquidation or bankruptcy. Renegotiated loans totaled $81 million at June 30, 1994, compared with $116 million at March 31, 1994. The decline was due to a combination of factors including the sale of certain loans, the receipt of principal payments and the return of $10 million of renegotiated loans to nonaccrual status. The renegotiated loans outstanding at June 30, 1994, which had a yield of approximately 9 percent, are performing in accordance with their new terms and are not included in nonaccrual loans.

Renegotiated loans as of each of the last five quarter-ends were as follows:


                          June 30    March 31    Dec. 31    Sept. 30    June 30
(dollars in millions)        1994        1994       1993        1993       1993
                          -------    --------    -------    --------    -------
Renegotiated loans          $  81       $ 116      $ 225       $ 244      $ 248
                             ====        ====       ====        ====       ====

Approximate yield
on renegotiated loans           9%          8%         8%          8%         8%
                             ====        ====       ====        ====       ====

In connection with the renegotiation of loans, the Corporation may obtain equity interests in the borrower. Under certain circumstances, the Corporation's investment in and loans to such borrowers are accounted for as investments and included in other assets. Such investments amounted to $41 million at June 30, 1994 compared with $42 million at March 31, 1994.

                           RESERVE FOR CREDIT LOSSES

The reserve for credit losses at June 30, 1994 was $676 million, or 2.26%, of outstanding loans and leases, compared with $664 million or 2.33% at March 31, 1994 and $835 million, or 3.17%, at June 30, 1993. The reserve for credit losses was 151% of nonaccrual loans and leases at June 30, 1994, compared with 166% at March 31, 1994 and 140% at June 30, 1993.

Net credit losses were $30 million for the second quarter of 1994 and, excluding the writedowns in connection with the accelerated disposition portfolio in the first quarter, were $62 million for the first half of 1994. This compares with $62 million for the second quarter and $138 million for the first half of 1993. As a percentage of average loans and leases on an annualized basis, net credit losses were .41% in the second quarter of 1994, compared with .46% for the first quarter of 1994, excluding the writedowns in connection with the accelerated disposition portfolio, and .96% for the second quarter of 1993.


Net credit losses are as follows:
(in millions)
                                             Second Quarter                 Six Months
                                           ----------------              -------------
                                              1994     1993              1994*    1993
                                              ----     ----              ----     ----
Domestic:
Commercial, industrial and finance         $     6   $   12            $    4   $   26
Commercial real estate                          10       16                17       48
Loans secured by 1-4 family residential
properties                                       2        4                 5        7
Loans to individuals                             9        6                20       10
                                            -------  ------           -------   ------
                                                27       38                46       91
International                                    3       24                16       47
                                            -------   ------          -------   ------
  Total                                     $    30   $   62           $   62    $  138
                                            =======   ======           ======    ======

*Excludes $119 million of credit losses related to the transfer of assets to the accelerated disposition portfolio.


                                 * * * * * * *


The economies of the United States and New England continued to improve during the first half of 1994. Management, however, cannot currently predict to what extent the domestic economic recovery or interest rate changes will affect future periods. In addition, it is uncertain what impact future changes in the economies in Latin America and other foreign countries where the Corporation does business will have on future periods, particularly in Brazil, which has implemented a new economic program in July and will hold a presidential election in October. No assurance, therefore, can be given that the positive trends achieved during the first half of 1994 will continue.

                           CROSS-BORDER OUTSTANDINGS

Total cross-border outstandings, which are reported on a regulatory basis, represented 14% of consolidated total assets at June 30, 1994 and December 31, 1993. Cross-border outstandings in countries which individually amounted to 1% or more of consolidated total assets at June 30, 1994 and December 31, 1993 were approximately as follows:


                                                           Percentage of
                                                            Consolidated
(dollars in millions)       Public  Banks   Other   Total   Total Assets   Commitments(2)
                            ------  -----  ------  ------  -------------  --------------
 June 30, 1994 (1)
 -------------
  Argentina                   $270   $230  $1,175  $1,675            3.9%         $110
  Brazil                               50     900     950            2.2            20
  Chile                        135    150     175     460            1.1            40
  United Kingdom                       55     550     605            1.4           145

 December 31,1993 (1)
 --------------------
  Argentina                   $255   $225  $1,025  $1,505            3.7%         $ 40
  Brazil                       110            695     805            2.0            20
  United Kingdom                       15     565     580            1.4           145


  (1) Cross-border outstandings in countries which fell between .75% and 1.0% of consolidated total assets at June 30, 1994 and December 31, 1993 were approximately as follows: Korea $330 million at June 30, 1994; Canada $315 million, Chile $395 million and Korea $310 million at December 31, 1993.

  (2) Included within commitments are letters of credit and guarantees and the undisbursed portion of loan commitments. Amounts presented are net of reallocations.

At June 30, 1994, approximately $3.7 billion of the Corporation's cross-border outstandings were to Less Developed Countries (LDCs), of which $3.1 billion were to Argentina, Brazil and Chile, three countries in which the Corporation maintains a branch network and subsidiaries. The $3.7 billion of LDC cross-border outstandings were mainly comprised of short-term performing trade credits, capital investments in branches and subsidiaries, and non-trade-related loans and leases not subject to country debt rescheduling agreements. The Corporation does not separately allocate a portion of its reserve for credit losses for LDC loans and leases; however, they are considered in the determination of the adequacy of the overall reserve for credit losses.

Changes in aggregate cross-border outstandings to Argentina and Brazil since December 31, 1993 were approximately as follows:


(in millions)                                Argentina           Brazil
                                             ----------          ------

Cross-border outstandings at December
 31, 1993                                  $     1,505         $    805
Increase in non-trade-related loans and
 leases not subject to
country debt rescheduling                           92
Net change in trade-related
 cross-border outstandings, primarily
   short-term                                      (81)             102
Net change in investment and trading
 securities                                         79               21
Net change in local currency assets
   funded by non-local currency
    liabilities                                                       4
Net change in placements                            68
Other                                               12               18
                                           -----------         --------
Cross-border outstandings at June 30,      $     1,675(1)      $    950(2)
 1994                                      ===========         ========

     (1) Approximately 46% are non-trade-related local dollar loans funded by locally generated dollar liabilities and approximately 23% are trade-related outstandings.

     (2) Approximately 65% are trade-related outstandings.

  The Corporation has not experienced and does not expect to experience any collection problems stemming from currency restrictions or foreign exchange liquidity problems on its current portfolio of LDC cross-border outstandings. The Corporation, however, will be closely reviewing the level of its Brazilian cross-border outstandings, particularly in light of the country's new economic plan and the presidential elections scheduled for October (as previously described under "Results of Operations-Brazil"). Management may reduce the level of its Brazilian cross-border outstandings during the third quarter should the political and economic situation dictate that this is the most prudent course of action. While minimal problems have been experienced to date with respect to the Corporation's current portfolio of Brazilian cross-border outstandings, there can be no assurance, given the current situation, that such problems will not occur in the future.



Consolidated Balance Sheet Averages by Quarter
Last Nine Quarters
(in millions)
                                                              1992                                        1993                  1994

                                      ----------------------------     ---------------------------------------     -----------------
                                           2          3          4          1          2          3          4          1          2
                                      ----------------------------------------------------------------------------------------------

ASSETS
Interest bearing deposits in
   other banks                     $   1,315   $  1,222   $  1,252   $  1,262   $  1,422   $  1,305   $  1,185   $  1,083   $    902

Federal funds sold and
   securities purchased under
   agreements to resell                1,063      1,092        801      1,309      1,089      1,367      2,005      2,447      3,485

Trading securities                       183        233        242        290        276        300        259        452        402

Loans held for sale                      607        640        869        682        944      1,334      1,314        960        824

Securities                             4,232      4,521      4,907      3,909      3,838      3,561      3,194      2,945      3,164

Loans and lease financing             25,248     25,577     25,269     25,224     25,854     26,953     28,172     28,615     29,105
                                      ------     ------     ------     ------     ------     ------     ------     ------     ------
     Total earning assets             32,648     33,285     33,340     32,676     33,423     34,820     36,129     36,502     37,882

Other assets                           3,592      3,589      3,956      3,775      4,078      4,248      4,274      4,712      4,820
                                      ------     ------     ------     ------     ------     ------     ------     ------     ------
     TOTAL ASSETS                  $  36,240   $ 36,874   $ 37,296   $ 36,451   $ 37,501   $ 39,068   $ 40,403   $ 41,214   $ 42,702
                                      ======     ======     ======     ======     ======     ======     ======     ======     ======

LIABILITIES AND
   STOCKHOLDERS' EQUITY

Deposits:
Domestic offices:
   Noninterest bearing             $   3,731   $  3,762   $  4,220   $  4,031   $  4,397   $  4,578   $  4,863   $  4,633   $  4,403

   Interest bearing                   20,771     20,567     20,084     19,245     18,580     18,360     18,096     17,110     16,672

Overseas offices:
   Noninterest bearing                   290        360        362        349        336        387        469        497        393

   Interest bearing                    4,314      4,322      4,214      4,537      4,881      5,218      5,819      6,375      6,764
                                      ------     ------     ------     ------     ------     ------     ------     ------     ------
        Total deposits                29,106     29,011     28,880     28,162     28,194     28,543     29,247     28,615     28,232

Federal funds purchased and
    repurchase agreements              1,420      1,708      2,207      1,705      2,315      3,430      3,787      3,619      4,014

Other funds borrowed                   1,578      1,713      1,507      1,436      1,606      1,485      1,603      2,411      4,124

Notes payable                          1,187      1,186      1,223      1,669      1,670      1,752      1,876      2,194      1,957

Other liabilities                        865        919        957        886      1,022      1,085      1,073      1,433      1,404

Stockholders' equity                   2,084      2,337      2,522      2,593      2,694      2,773      2,817      2,942      2,971
                                      ------     ------     ------     ------     ------     ------     ------     ------     ------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY        $  36,240   $ 36,874   $ 37,296   $ 36,451   $ 37,501   $ 39,068   $ 40,403   $ 41,214   $ 42,702
                                      ======     ======     ======     ======     ======     ======     ======     ======     ======


Consolidated Statement of Income by Quarter - Taxable Equivalent Basis Last Nine Quarters
(in millions, except per share amounts)

                                                                  1992                                    1993              1994
                                           ---------------------------   -------------------------------------   ---------------

                                                 2         3         4         1         2         3         4         1       2
                                             -----     -----     -----     -----     -----     -----     -----     -----   -----
Net Interest Revenue                       $ 306.7   $ 327.9   $ 336.3   $ 324.2   $ 330.5   $ 340.8   $ 349.3   $ 340.7 $ 374.5
Taxable equivalent adjustment                  2.2       2.1       3.7       1.8       1.7       2.3       2.0       1.5     1.5
                                             -----     -----     -----     -----     -----     -----     -----     -----   -----
Total net interest revenue                   308.9     330.0     340.0     326.0     332.2     343.1     351.3     342.2   376.0
Provision for credit losses                   45.2      44.5      23.0      22.5      27.6      10.0      10.0      45.0    25.0
                                             -----     -----     -----     -----     -----     -----     -----     -----   -----
Net interest revenue after
    provision for credit losses              263.7     285.5     317.0     303.5     304.6     333.1     341.3     297.2   351.0
                                             -----     -----     -----     -----     -----     -----     -----     -----   -----

Noninterest Income:
Financial service fees                        93.0      81.1      88.9      71.3      92.6      90.9      95.2      92.4    93.9
Trust and agency fees                         40.5      41.1      42.0      43.9      45.2      43.1      45.5      47.7    50.3
Trading profits and commissions                5.4       5.5        .5       6.9       5.8       6.9       3.9       3.9     1.2
Securities portfolio gains                    11.6       8.7       1.5       6.4       6.0      11.0       8.8       3.9     5.9
Other income                                  38.5      40.9      45.7      45.9      41.4      39.3      35.6      87.2    41.0
                                             -----     -----     -----     -----     -----     -----     -----     -----   -----
      Total noninterest income               189.0     177.3     178.6     174.4     191.0     191.2     189.0     235.1   192.3
                                             -----     -----     -----     -----     -----     -----     -----     -----   -----

Noninterest Expense:
Salaries                                     146.1     154.9     163.7     159.1     161.7     160.4     153.3     157.8   161.5
Employee benefits                             32.9      30.4      25.6      37.5      33.7      32.2      32.7      36.9    37.0
Occupancy expense                             31.6      31.7      31.0      32.2      32.2      32.2      31.3      31.9    33.1
Equipment expense                             24.7      24.6      25.5      25.6      24.0      23.3      23.4      23.6    23.4
Restructuring charge                                                                            85.0                        16.4
Other expense                                125.7     123.9     141.2     121.3     116.7     107.1     105.9      96.5   101.0
                                             -----     -----     -----     -----     -----     -----     -----     -----   -----
   Total noninterest expense                 361.0     365.5     387.0     375.7     368.3     440.2     346.6     346.7   372.4
                                             -----     -----     -----     -----     -----     -----     -----     -----   -----
Income before income
   taxes, extraordinary items and
   cumulative effect of changes in
   accounting principles                      91.7      97.3     108.6     102.2     127.3      84.1     183.7     185.6   170.9
                                             -----     -----     -----     -----     -----     -----     -----     -----   -----
Provision for income taxes                    41.6      40.3      42.7      40.9      54.2      40.4      79.2      81.4    74.9
Taxable equivalent adjustment                  2.2       2.1       3.7       1.8       1.7       2.3       2.0       1.5     1.5
                                             -----     -----     -----     -----     -----     -----     -----     -----   -----
                                              43.8      42.4      46.4      42.7      55.9      42.7      81.2      82.9    76.4
                                             -----     -----     -----     -----     -----     -----     -----     -----   -----
Income before extraordinary
   items and cumulative effect of
   changes in accounting principles           47.9      54.9      62.2      59.5      71.4      41.4     102.5     102.7    94.5
Extraordinary items                           18.4      19.0      17.3                                              (6.6)
Cumulative effect of changes in
   accounting principles, net                                               24.2
                                             -----     -----     -----     -----     -----     -----     -----     -----   -----
NET INCOME                                 $  66.3   $  73.9   $  79.5   $  83.7   $  71.4   $  41.4   $ 102.5   $  96.1 $  94.5
                                             =====     =====     =====     =====     =====     =====     =====     =====   =====

Per Common Share:
Income before
   extraordinary items and
   cumulative effect of changes in
   accounting principles:
     Primary                               $   .43   $   .47   $   .52   $   .49   $   .60   $   .30   $   .88   $   .88 $   .80
     Fully diluted                             .42       .46       .50       .48       .59       .30       .85       .85     .77
Net Income:
     Primary                               $   .61   $   .65   $   .68   $   .72   $   .60   $   .30   $   .88   $   .82 $   .80
     Fully diluted                             .59       .63       .66       .70       .59       .30       .85       .79     .77
Cash dividends declared                                            .10       .10       .10       .10       .10       .22     .22


AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis
Quarters Ended June 30, 1994
In Millions of Dollars
- -------------------------------------------------------------------------------------------------------------------------
                                                                                         Average                  Average
                                                                                          Volume     Interest(1)     Rate
                                                                                       ----------------------------------
                Interest Revenue
    Interest Bearing Deposits in          U.S.                                         $     187   $      2.2        4.62%
      other Banks                         International(4)                                   715         16.3        9.16
                                                                                          ------        -----
                                             Total                                           902         18.5        8.22
                                                                                          ------        -----      ------
   Federal Funds Sold and Resale          U.S.                                             1,847         18.3        3.98
     Agreements                           International(4)                                 1,638        134.5       32.94
                                                                                          ------        -----
                                             Total                                         3,485        152.8       17.59
                                                                                          ------        -----      ------
              Trading Securities          U.S.                                               183          2.2        4.93
                                          International(4)                                   219          6.8       12.30
                                                                                          ------        -----
                                             Total                                           402          9.0        8.98
                                                                                          ------        -----      ------
             Loans Held for Sale          U.S.(2)                                            824         12.8        6.23
                                                                                          ------        -----      ------
                      Securities          U.S.
                                            Available For Sale                             1,423         19.5        5.48
                                            Held to Maturity                               1,217         23.2        7.64

                                          International(4)
                                            Available For Sale                               349         11.9       13.75
                                            Held to Maturity                                 175          5.7       13.38
                                                                                          ------        -----
                                            Total Securities                               3,164         60.3        7.64
                                                                                          ------        -----      ------
                Loans and Leases
        (Net of Unearned Income)          U.S.                                            22,411        423.8        7.59
                                          International(4)                                 6,694        164.4        9.85
                                                                                          ------        -----
                                            Total Loans and Leases(3)                     29,105        588.2        8.11
                                                                                          ------        -----      ------
                                          Interest-Earning Assets                         37,882        841.6        8.91
                                          Non-Interest-Earning Assets                      4,820        -----      ------
                                                                                          ------
                                          Total Assets                                 $  42,702
                                                                                          ======
                                          -------------------------------------------------------------------------------

       Interest Expense Deposits          U.S.
                                           Savings Deposits                            $   9,413   $     45.6        1.94%
                                           Time Deposits                                   7,259         80.1        4.42
                                          International(4)                                 6,764        116.4        6.90
                                                                                          ------        -----
                                            Total                                         23,436        242.1        4.14
                                                                                          ------        -----      ------
         Federal Funds Purchased
       and Repurchase Agreements          U.S.                                             3,689         34.4        3.74
                                          International(4)                                   325         20.8       25.75
                                                                                          ------        -----
                                             Total                                         4,014         55.2        5.52
                                                                                          ------        -----      ------
            Other Funds Borrowed          U.S.                                             2,641         31.7        4.81
                                          International(4)                                 1,483        107.9       29.19
                                                                                          ------        -----
                                             Total                                         4,124        139.6       13.58
                                                                                          ------        -----      ------
                   Notes Payable          U.S.                                             1,824         24.9        5.47
                                          International(4)                                   133          3.8       11.56
                                                                                          ------        -----
                                             Total                                         1,957         28.7        5.89
                                                                                          ------        -----      ------
                                          Total Interest-Bearing Liabilities              33,531        465.6        5.57
                                          Demand Deposits U.S.                             4,403        -----      ------
                                          Demand Deposits International                      393
                                          Other Non-Interest-Bearing Liabilities           1,404
                                          Total Stockholders' Equity                       2,971
                                                                                          ------
                                          Total Liabilities and Stockholders' Equity   $  42,702
                                                                                          ======
                                          -------------------------------------------------------------------------------

            NET INTEREST REVENUE
              AS A PERCENTAGE OF
               AVERAGE INTEREST
                 EARNING ASSETS           U.S.                                         $  28,092   $    299.4        4.27%
                                          International                                    9,790         76.6        3.14
                                                                                          ------        -----
                                          Total                                        $  37,882   $    376.0        3.98%
                                                                                          ======        =====
- -------------------------------------------------------------------------------------------------------------------------

(1)  This data is shown with income on a fully taxable equivalent basis.
(2)  Amounts include the Corporation's accelerated disposition portfolio.
(3) Data for loans includes nonaccrual and renegotiated balances as well as fees earned on loans.
(4) During the first quarter of 1994, the Corporation reclassified the translation gains and losses associated with Brazilian local currency earning assets and interest bearing liabilities from noninterest income to interest income and interest expense, respectively. This reclassification is more fully discussed in Note 11 to the Financial Statements.


AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis
Quarters Ended June 30, 1993

In Millions of Dollars
- ------------------------------------------------------------------------------------------------------------------------
                                                                                         Average                 Average
                                                                                          Volume     Interest(1)    Rate
                                                                                       ---------------------------------
                Interest Revenue
    Interest Bearing Deposits in          U.S.                                         $     402   $      3.1       3.06%
      other Banks                         International(4)                                 1,020         33.0      12.99
                                                                                          ------        -----
                                             Total                                         1,422         36.1      10.18
                                                                                          ------        -----      -----
   Federal Funds Sold and Resale          U.S.                                               819          6.2       3.08
     Agreements                           International(4)                                   270         15.0      22.20
                                                                                          ------        -----
                                             Total                                         1,089         21.2       7.82
                                                                                          ------        -----      -----
             Trading Securities           U.S.                                               133          1.3       3.79
                                          International(4)                                   143          0.5       1.57
                                                                                          ------        -----
                                             Total                                           276          1.8       2.64
                                                                                          ------        -----      -----
            Loans Held for Sale           U.S.(2)                                            944         17.0       7.20
                                                                                          ------        -----      -----
                     Securities           U.S.(5)                                          3,433         49.8       5.81
                                          International(4)(5)                                405         15.4      15.26
                                                                                          ------        -----
                                             Total Securities                              3,838         65.2       6.81
                                                                                          ------        -----      -----
               Loans and Leases
       (Net of Unearned Income)           U.S.                                            20,448        394.4       7.74
                                          International(4)                                 5,406        123.2       9.14
                                                                                          ------        -----
                                             Total Loans and Leases(3)                    25,854        517.6       8.03
                                                                                          ------        -----      -----
                                          Interest-Earning Assets                         33,423        658.9       7.91
                                          Non-Interest-Earning Assets                      4,078        -----      -----
                                                                                          ------
                                          Total Assets                                 $  37,501
                                                                                          ======
- ------------------------------------------------------------------------------------------------------------------------
       Interest Expense Deposits          U.S.
                                           Savings Deposits                            $   9,371   $     56.2       2.45%
                                           Time Deposits                                   9,209        107.3       4.67
                                          International(4)                                 4,881         82.3       6.76
                                                                                          ------        -----
                                             Total                                        23,461        245.8       4.20
                                                                                          ------        -----      -----
         Federal Funds Purchased
       and Repurchase Agreements          U.S.                                             2,236         16.4       2.94
                                          International(4)                                    79          2.7      13.85
                                                                                          ------        -----
                                             Total                                         2,315         19.1       3.31
                                                                                          ------        -----      -----
            Other Funds Borrowed          U.S.                                               992         12.6       5.09
                                          International(4)                                   614         22.0      14.35
                                                                                          ------        -----
                                             Total                                         1,606         34.6       8.64
                                                                                          ------        -----      -----
                   Notes Payable          U.S.                                             1,564         25.0       6.42
                                          International(4)                                   106          2.2       8.26
                                                                                          ------        -----
                                             Total                                         1,670         27.2       6.54
                                                                                          ------        -----      -----
                                          Total Interest-Bearing Liabilities              29,052        326.7       4.54
                                          Demand Deposits U.S.                             4,397        -----      -----
                                          Demand Deposits International                      336
                                          Other Non-Interest-Bearing Liabilities           1,022
                                          Total Stockholders' Equity                       2,694
                                                                                          ------
                                          Total Liabilities and Stockholders' Equity   $  37,501
                                                                                          ======
- ------------------------------------------------------------------------------------------------------------------------
            NET INTEREST REVENUE
              AS A PERCENTAGE OF
                AVERAGE INTEREST
                  EARNING ASSETS          U.S.                                         $  26,179   $    267.4       4.10%
                                          International                                    7,244         64.8       3.59
                                                                                          ------        -----
                                             Total                                     $  33,423   $    332.2       3.99%
                                                                                          ======        =====
- ------------------------------------------------------------------------------------------------------------------------

(1)  This data is shown with income on a fully taxable equivalent basis.
(2)  Amounts include the Corporation's accelerated disposition portfolio.
(3) Data for loans includes nonaccrual and renegotiated balances as well as fees earned on loans.
(4) During the first quarter of 1994, the Corporation reclassified the translation gains and losses associated with Brazilian local currency earning assets and interest bearing liabilities from noninterest income to interest income and interest expense, respectively. This reclassification is more fully discussed in Note 11 to the Financial Statements.
(5) Prior to January 1, 1994, average balances for Securities Available for Sale and Securities Held to Maturity were not separately accumulated.


AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis
Six Months Ended June 30, 1994

In Millions of Dollars
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                               Average                  Average
                                                                                                Volume     Interest(1)    Rate
                                                                                             ----------------------------------
                   Interest Revenue
       Interest Bearing Deposits in             U.S.                                         $     217   $      3.9        3.63 %
        Other Banks                             International(4)                                   776         36.9        9.58
                                                                                                ------      -------
                                                   Total                                           993         40.8        8.29
                                                                                                ------      -------     -------
      Federal Funds Sold and Resale             U.S.                                             1,586         28.8        3.66
       Agreements                               International(4)                                 1,380        203.7       29.77
                                                                                                ------      -------
                                                   Total                                         2,966        232.5       15.81
                                                                                                ------      -------     -------
                   Trading Securities
                                                U.S.                                               148          3.4        4.66
                                                International(4)                                   280         24.0       17.30
                                                                                                ------      -------
                                                   Total                                           428         27.4       12.93
                                                                                                ------      -------     -------
                Loans Held for Sale             U.S.(2)                                            892         28.5        6.43
                                                                                                ------      -------     -------
                         Securities             U.S.
                                                Available For Sale                               1,150         35.4        6.19
                                                Held to Maturity                                 1,394         40.1        5.80
                                                International(4)
                                                Available For Sale                                 293         21.7       14.90
                                                Held to Maturity                                   217          8.4        7.83
                                                                                                ------      -------
                                                   Total Securities                              3,054        105.6        6.61
                                                                                                ------      -------     -------
                   Loans and Leases
            (Net of Unearned Income)            U.S.                                            22,359        824.9        7.44
                                                International(4)                                 6,501        307.0        9.52
                                                                                                ------      -------
                                                 Total Loans and Leases(3)                      28,860      1,131.9        7.91
                                                                                                ------      -------     -------
                                                Interest-Earning Assets                         37,193      1,566.7        8.49
                                                                                                            -------     -------
                                                Non-Interest-Earning Assets                      4,765
                                                                                                ------
                                                Total Assets                                 $  41,958
                                                                                                ======
                                          -------------------------------------------------------------------------------------
          Interest Expense Deposits             U.S.
                                                Savings Deposits                             $   9,336   $     89.1        1.93 %
                                                Time Deposits                                    7,554        166.4        4.44
                                                International(4)                                 6,569        226.2        6.94
                                                                                                ------      -------
                                                   Total                                        23,459        481.7        4.14
                                                                                                ------      -------     -------
            Federal Funds Purchased
            and Repurchase Agreements           U.S.                                             3,541         60.9        3.47
                                                International(4)                                   276         31.1       22.68
                                                                                                ------      -------
                                                   Total                                         3,817         92.0        4.86
                                                                                                ------      -------     -------
               Other Funds Borrowed             U.S.                                             2,062         49.5        4.84
                                                International(4)                                 1,206        163.4       27.32
                                                                                                ------      -------
                                                   Total                                         3,268        212.9       13.14
                                                                                                ------      -------     -------
                      Notes Payable             U.S.                                             1,963         54.8        5.63
                                                International(4)                                   112          7.1       12.83
                                                                                                ------      -------
                                                  Total                                          2,075         61.9        6.02
                                                                                                ------      -------     -------
                                                Total Interest-Bearing Liabilities              32,619        848.5        5.25
                                                                                                            -------     -------
                                                Demand Deposits U.S.                             4,518
                                                Demand Deposits International                      445
                                                Other Non-Interest-Bearing Liabilities           1,418
                                                Total Stockholders' Equity                       2,958
                                                                                                ------
                                                Total Liabilities and Stockholders' Equity   $  41,958
                                                                                                ======
                                          -------------------------------------------------------------------------------------
               NET INTEREST REVENUE
                AS A PERCENTAGE OF
                  AVERAGE INTEREST
                    EARNING ASSETS              U.S.                                           $27,746       $573.6        4.17%
                                                International                                    9,447        144.6        3.09
                                                                                                ------       ------
                                                Total                                          $37,193       $718.2        3.89%
                                                                                                ======       ======
- -------------------------------------------------------------------------------------------------------------------------------

(1)  This data is shown with income on a fully taxable equivalent basis.
(2)  Amounts include the Corporation's accelerated disposition portfolio.
(3) Data for loans includes nonaccrual and renegotiated balances as well as fees earned on loans.
(4) During the first quarter of 1994, the Corporation reclassified the translation gains and losses associated with Brazilian local currency earning assets and interest bearing liabilities from noninterest income to interest income and interest expense, respectively. This reclassification is more fully discussed in Note 11 to the Financial Statements.


AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis
Six Months Ended June 30, 1993

In Millions of Dollars
- ------------------------------------------------------------------------------------------------------------------------
                                                                                         Average                 Average
                Interest Revenue                                                          Volume     Interest(1)    Rate
                                                                                       ---------------------------------
     Interest Bearing Deposits in         U.S.                                         $     367   $      6.0       3.28%
       other Banks                        International(4)                                   975         66.1      13.69
                                                                                          ------      -------
                                             Total                                         1,342         72.1      10.84
                                                                                          ------      -------      -----
    Federal Funds Sold and Resale         U.S.                                               924         14.1       3.08
      Agreements                          International(4)                                   274         29.4      21.56
                                                                                          ------      -------
                                             Total                                         1,198         43.5       7.32
                                                                                          ------      -------      -----
               Trading Securities         U.S.                                               134          2.7       4.00
                                          International(4)                                   149          1.0       1.42
                                                                                          ------      -------
                                             Total                                           283          3.7       2.64
                                                                                          ------      -------      -----
             Loans Held for Sale          U.S.(2)                                            814         30.3       7.51
                                                                                          ------      -------      -----
                      Securities          U.S.(5)                                          3,462        103.2       6.01
                                          International(4)(5)                                412         32.2      15.76
                                                                                          ------      -------
                                             Total Securities                              3,874        135.4       7.05
                                                                                          ------      -------      -----
                Loans and Leases
        (Net of Unearned Income)          U.S.                                            20,320        786.8       7.81
                                          International(4)                                 5,222        249.2       9.62
                                                                                          ------      -------
                                             Total Loans and Leases(3)                    25,542      1,036.0       8.18
                                                                                          ------      -------      -----
                                          Interest-Earning Assets                         33,053      1,321.0       8.06
                                          Non-Interest-Earning Assets                      3,929      -------      -----
                                                                                          ------
                                          Total Assets                                 $  36,982
                                                                                          ======
                                          ------------------------------------------------------------------------------

       Interest Expense Deposits          U.S.
                                           Savings Deposits                            $   9,296   $    115.3       2.53%
                                           Time Deposits                                   9,615        229.2       4.81
                                          International(4)                                 4,710        165.9       7.10
                                                                                          ------      -------
                                             Total                                        23,621        510.4       4.36
                                                                                          ------      -------      -----
         Federal Funds Purchased
       and Repurchase Agreements          U.S.                                             1,878         27.1       2.91
                                          International(4)                                   134          8.4      12.68
                                                                                          ------      -------
                                             Total                                         2,012         35.5       3.56
                                                                                          ------      -------      -----
            Other Funds Borrowed          U.S.                                               969         22.0       4.58
                                          International(4)                                   553         38.9      14.16
                                                                                          ------      -------
                                             Total                                         1,522         60.9       8.06
                                                                                          ------      -------      -----
                   Notes Payable          U.S.                                             1,562         50.4       6.50
                                          International(4)                                   107          5.6      10.46
                                                                                          ------      -------
                                             Total                                         1,669         56.0       6.76
                                                                                          ------      -------      -----
                                          Total Interest-Bearing Liabilities              28,824        662.8       4.66
                                          Demand Deposits U.S.                             4,215      -------      -----
                                          Demand Deposits International                      342
                                          Other Non-Interest-Bearing Liabilities             954
                                          Total Stockholders' Equity                       2,647
                                                                                          ------
                                          Total Liabilities and Stockholders' Equity   $  36,982
                                                                                          ======
                                          ------------------------------------------------------------------------------
            NET INTEREST REVENUE
              AS A PERCENTAGE OF
                AVERAGE INTEREST
                  EARNING ASSETS          U.S.                                         $  26,021   $    522.8       4.05%
                                          International                                    7,032        135.4       3.88
                                                                                          ------        -----
                                             Total                                     $  33,053   $    658.2       4.02%
                                                                                          ======        =====
- ------------------------------------------------------------------------------------------------------------------------

(1)  This data is shown with income on a fully taxable equivalent basis.
(2)  Amounts include the Corporation's accelerated disposition portfolio.
(3) Data for loans includes nonaccrual and renegotiated balances as well as fees earned on loans.
(4) During the first quarter of 1994, the Corporation reclassified the translation gains and losses associated with Brazilian local currency earning assets and interest bearing liabilities from noninterest income to interest income and interest expense, respectively. This reclassification is more fully discussed in Note 11 to the Financial Statements.
(5) Prior to January 1, 1994, average balances for Securities Available for Sale and Securities Held to Maturity were not separately accumulated.

Change in Net Interest Revenue - Volume and Rate Analysis

The following table summarizes the changes in net interest revenue, on a fully taxable equivalent basis, by the amount resulting from changes in rate and the amount resulting from changes in volume.

Second Quarter 1994 Compared With Second Quarter 1993 - (in millions)

                                            United States                 International                  Consolidated
                                                 Increase                      Increase                      Increase
                                               (Decrease)                    (Decrease)                    (Decrease)
                                                   Due to                        Due to                        Due to
                                                Change in                     Change in                     Change in

                                                      Net                           Net                           Net
                            Volume(2)     Rate     Change  Volume(2)     Rate    Change  Volume(2)     Rate    Change
                            ---------     ----     ------  ---------     ----    ------  ---------     ----    ------
Interest Income:
Loans and lease financing    $  37.1   $  (7.7)   $  29.4   $  31.7   $   9.5   $  41.2   $  65.8   $   4.8   $  70.6

Other earning assets             (.7)      1.5         .8      71.1      40.2     111.3      34.8      77.3     112.1

Adjustment(1)                   (2.2)      2.2          0     (14.5)     14.5         0      (1.5)      1.5         0
                              ------    ------     ------    ------    ------    ------    ------    ------    ------

Total interest income           34.2      (4.0)      30.2      88.3      64.2     152.5      99.1      83.6     182.7

Total interest expense          13.8     (15.6)      (1.8)     68.4      72.3     140.7      54.8      84.1     138.9
                              ------    ------     ------    ------    ------    ------    ------    ------    ------

Total Interest Revenue       $  20.4   $  11.6    $  32.0   $  19.9   $  (8.1)  $  11.8   $  44.3   $   (.5)  $  43.8
                              ======    ======     ======    ======    ======    ======    ======    ======    ======
Six Months 1994 Compared with Six Months 1993 - (in millions)

                                            United States                 International                  Consolidated
                                                 Increase                      Increase                      Increase
                                               (Decrease)                    (Decrease)                    (Decrease)
                                                   Due to                        Due to                        Due to
                                                Change in                     Change in                     Change in

                                                      Net                           Net                           Net
                            Volume(2)     Rate     Change  Volume(2)     Rate    Change  Volume(2)     Rate    Change
                            ---------     ----     ------  ---------     ----    ------  ---------     ----    ------
Interest Income:
Loans and lease financing    $  75.2   $ (37.1)   $  38.1   $  60.4   $  (2.6)  $  57.8   $ 130.1   $ (34.2)  $  95.9

Other earning assets            (8.2)     (8.0)     (16.2)    113.6      52.4     166.0      42.9     106.9     149.8

Adjustment(1)                   (7.1)      7.1          0     (20.2)     20.2         0       1.4      (1.4)        0
                              ------    ------     ------    ------    ------    ------    ------    ------    ------

Total interest income           59.9     (38.0)      21.9     153.8      70.0     223.8     174.4      71.3     245.7

Total interest expense          24.3     (53.2)     (28.9)    116.8      97.8     214.6      94.5      91.2     185.7
                              ------    ------     ------    ------    ------    ------    ------    ------    ------

Total Interest Revenue       $  35.6   $  15.2    $  50.8   $  37.0   $ (27.8)  $   9.2   $  79.9   $ (19.9)  $  60.0
                              ======    ======     ======    ======    ======    ======    ======    ======    ======

(1) Adjustment to reflect the effect on total volume and rate changes of the differences in the component mix of earning assets and interest bearing liabilities between periods.
(2) The change due to the volume/rate variance has been allocated to volume and the change resulting from the difference in the number of days in the period has been allocated to rate.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported, in January 1994, the Securities and Exchange Commission (the Commission) commenced an administrative proceeding against the Corporation. The administrative proceeding relates to the Commission's claim that the Corporation's second quarter 1989 Form 10-Q did not disclose known trends or uncertainties with respect to the Corporation's credit portfolio and specifically its domestic commercial real estate portfolio. The Corporation reported a significant loss in the third quarter of 1989 as a result of adding to its reserve for credit losses, primarily due to deterioration in the credit quality of its domestic commercial real estate portfolio. Management believes that the disclosures made in its second quarter 1989 Form 10-Q were appropriate and intends to defend the action vigorously. A hearing before an administrative law judge was conducted in May 1994, and the parties are in the process of preparing and filing post-trial briefs. Although management cannot predict the outcome of this proceeding, an unfavorable outcome will not result in any monetary penalties to the Corporation.

As previously reported, in March 1993, a complaint was filed in Delaware Chancery Court against the Corporation, Society for Savings Bancorp, Inc. (Bancorp) and Bancorp's directors who voted in favor of the Corporation's acquisition of Bancorp. The action was brought by a Bancorp stockholder, individually and as a class action on behalf of all Bancorp stockholders of record on the date the acquisition was announced, and sought an injunction with respect to the proposed acquisition and damages in an unspecified amount. In July 1993, the Corporation acquired Bancorp. In December 1993, the Chancery Court granted summary judgment in favor of the Corporation, Bancorp and Bancorp's former directors. The plaintiff has appealed that decision to the Delaware Supreme Court. Hearing before a three-judge panel of the Court was held on April 5, 1994, and a second hearing before the full panel has been scheduled for October 21, 1994.

Item 5.  Other Information

As previously reported, in March 1994, the Corporation announced that it had reached a definitive agreement to acquire Pioneer Financial, A Co-operative Bank (Pioneer) for $118 million in cash. Pioneer is based in Middlesex County, Massachusetts. The Pioneer transaction has been approved by the boards of directors of both companies and Pioneer's stockholders, and has also been approved by the Office of the Comptroller of the Currency (the OCC) and the Federal Deposit Insurance Corporation (the FDIC). The Pioneer transaction remains subject to the approval of the Massachusetts Board of Bank Incorporation and the Commissioner of Banks for the Commonwealth of Massachusetts and applications for these approvals have been submitted. The transaction may not be consummated until the 30th day after the date of the OCC approval, during which time the Justice Department is authorized to review the transaction on antitrust grounds. The Corporation's objective is to consummate the Pioneer Bank transaction in the third quarter of 1994, although no assurances can be given that the requisite regulatory approvals will be granted or, if granted, that such approvals will be received within these time frames.

As previously reported, the Corporation obtained regulatory approval in April 1994 to merge Mechanics Bank, South Shore Bank and Multibank West into The First National Bank of Boston (FNBB) and on May 6, 1994 merged South Shore Bank into FNBB. The mergers of Multibank West and Mechanics Bank into FNBB were completed on June 10, 1994.

On June 23, 1994, the Corporation entered into stock purchase agreements (the Agreements) pursuant to which the purchaser will acquire all of the capital stock of two of the Corporation's subsidiaries, Bank of Vermont and Casco. The acquisitions are subject to the purchaser's receipt of applicable state and federal regulatory approvals.

As previously reported, in 1991, Bank of Boston Connecticut entered into a stipulation and agreement with the Connecticut Banking Commissioner. In July 1994, the Connecticut Banking Commissioner terminated the agreement with Bank of Boston Connecticut as a result of progress made by Bank of Boston Connecticut in the areas addressed in the agreement.

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits.

          10(a)  Form of Severance Agreement for certain executive officers.

          10(b)  Form of Severance Agreement for certain executive officers.

          11     Computation of Earnings Per Share.

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


    (b)   Current Reports on Form 8-K.

During the second quarter of 1994, the Corporation filed two Current Reports on Form 8-K. The Current Reports, dated May 27, 1994 and June 15, 1994, respectively, contained information pursuant to Items 5 and 7 of Form 8-K.

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



August 12, 1994
- ---------------
  Date