Form 10-Q
period 1994-09-30
BANK OF BOSTON CORP
filed 1994-11-14
CIK 36672

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

         (Mark One)

              ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1994
                                       OR
              (    )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                         Commission file number 1-6522



                           BANK OF BOSTON CORPORATION

             (Exact name of Registrant as specified in its charter)



      Massachusetts                                          04-2471221
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                         Identification No.)


      100 Federal Street, Boston, Massachusetts              02110
      (Address of principal executive office)                (Zip Code)


      Registrant's telephone number, including area code     (617) 434-2200

      Former name, former address and former fiscal year, if changed since last report: Not applicable

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                    ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1994:

      Common Stock, $2.25 par value                           107,188,893

                           BANK OF BOSTON CORPORATION
                           --------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                    Page
  CONSOLIDATED SELECTED FINANCIAL DATA...........................................    3

  Part I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:
     -------

     Bank of Boston Corporation and Subsidiaries:
              Consolidated Balance Sheet.........................................    4
              Consolidated Statement of Income...................................    6
              Consolidated Statement of Changes in Stockholders' Equity..........    7
              Consolidated Statement of Cash Flows...............................    8

     Notes to Financial Statements...............................................    9


     Item 2.  Management's Discussion and Analysis of Financial Condition
     -------
              and Results of Operations..........................................   18

  Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings..................................................   46
     -------

     Item 5.  Other Information..................................................   46
     -------

     Item 6.  Exhibits and Reports on Form 8-K...................................   47
     -------

  Signatures.....................................................................   48

  LIST OF TABLES

     Consolidated Average Balance Sheet - Nine Quarters..........................   39

     Consolidated Statement of Income - Nine Quarters............................   40

     Average Balances and Interest Rates - Quarter...............................   41

     Average Balances and Interest Rates - Nine Months...........................   43

     Change in Net Interest Revenue - Volume and Rate Analysis...................   45

                           BANK OF BOSTON CORPORATION
                      Consolidated Selected Financial Data
                (dollars in millions, except per share amounts)

Quarters Ended September 30                     1994         1993
                                           ---------    ---------
Income Statement Data:
Net interest revenue                       $   423.9    $   340.8
Provision for credit losses                     25.0         10.0
Noninterest income                             202.2        191.2
Noninterest expense                            378.3        440.2
Net income                                     124.0         41.4
Per common share:
Net income:
      Primary                                   1.07          .30
      Fully diluted                             1.04          .30
Market value per common share:
      High                                    27 3/8       25 7/8
      Low                                     24 3/8       23 1/2

Nine Months Ended September 30
Income Statement Data:
Net interest revenue                       $ 1,139.1    $   995.5
Provision for credit losses                     95.0         60.1
Noninterest income                             629.5        556.6
Noninterest expense                          1,097.3      1,184.2
Income before extraordinary item and
 cumulative effect of changes in
 accounting principles                         321.2        172.3
Net income                                     314.6        196.5
Per common share:
Income before extraordinary item and
 cumulative effect of changes in
 accounting principles:
      Primary                                   2.75         1.40
      Fully diluted                             2.66         1.36
Net income:
      Primary                                   2.69         1.63
      Fully diluted                             2.60         1.58
Market value per common share:
      High                                    28 1/2       28 7/8
      Low                                     22 5/8       20 1/2

At September 30
Balance Sheet Data:
Loans and lease financing                  $  30,881    $  27,937
Total assets                                  44,294       39,189
Deposits                                      30,313       28,533
Total stockholders' equity                     3,113        2,781
Book value per common share                    24.30        21.54
Regulatory capital ratios:
  Risk-based capital ratios:
      Tier 1                                     6.9%         7.2%
      Total                                     11.9         11.6
  Leverage ratio                                 6.4          6.8

                           BANK OF BOSTON CORPORATION
                           Consolidated Balance Sheet
               (in thousands, except share and per share amounts)

ASSETS                                     September 30     December 31
                                                   1994            1993
                                           ------------    ------------
Cash and due from banks                    $  2,084,343    $  2,539,286
Interest bearing deposits in other banks      1,172,763         991,389
Federal funds sold and securities
 purchased under agreements to resell         1,947,485       1,454,478
Trading securities                              755,490         305,775
Mortgages held for sale                         314,111       1,321,607
Securities (Note 4):
    Available for sale                        2,214,036       1,437,887
    Held to maturity (fair value of
     $1,974,423 in 1994 and
     $1,568,617 in 1993)                      2,021,986       1,568,823
Loans and lease financing  (Note 5):
     United States Operations                23,925,287      22,560,194
     International Operations                 6,955,492       6,221,780
                                           ------------    ------------
        Total loans and lease financing
         (net of unearned income of
         $268,400 in 1994 and $311,955
         in 1993)                            30,880,779      28,781,974

Reserve for credit losses (Note 7)             (676,534)       (770,279)
                                           ------------    ------------
     Net loans and lease financing           30,204,245      28,011,695
Accelerated disposition portfolio (Note 6)      127,651

Premises and equipment, net                     553,262         522,271
Due from customers on acceptances               325,018         391,204
Accrued interest receivable                     314,433         287,368
Other real estate owned                          92,487         107,845
Other assets (Note 8)                         2,166,608       1,648,274
                                           ------------    ------------

TOTAL ASSETS                               $ 44,293,918    $ 40,587,902
                                           ============    ============

The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION
                           Consolidated Balance Sheet
               (in thousands, except share and per share amounts)
                                  (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY       September 30     December 31
                                                   1994            1993
                                           ------------    ------------
Deposits:
  Domestic offices:
    Noninterest bearing                    $  4,863,708    $  5,040,028
    Interest bearing                         17,076,705      17,495,648
  Overseas offices:
    Noninterest bearing                         580,689         525,620
    Interest bearing                          7,791,437       6,552,849
                                           ------------    ------------
      Total deposits                         30,312,539      29,614,145
Funds borrowed:
  Federal funds purchased                       810,512         417,107
  Term federal funds purchased                1,151,400       2,150,000
  Securities sold under agreements to
   repurchase                                 1,351,423         798,842
  Other funds borrowed                        3,969,874       1,608,631
Acceptances outstanding                         325,364         391,484
Accrued expenses and other liabilities
 (Note 8)                                     1,129,003         723,266
Notes payable (Note 9)                        2,131,051       1,972,758
                                           ------------    ------------
TOTAL LIABILITIES                            41,181,166      37,676,233
                                           ------------    ------------

Commitments and contingencies (Notes 2
 and 10)

Stockholders' equity:
  Preferred stock without par value:
    Authorized shares - 10,000,000
    Issued and outstanding shares -
     4,593,941                                  508,436         508,436
  Common stock, par value $2.25:
    Authorized shares - 200,000,000
    Issued and outstanding shares -
     107,169,524 in 1994 and
     105,801,268 in 1993                        241,131         238,053
  Surplus                                       800,612         768,372
  Retained earnings                           1,570,794       1,361,960
  Net unrealized gain (loss) on
   securities available for sale                 (2,299)         42,980
  Cumulative translation adjustments             (5,922)         (8,132)
                                           ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                    3,112,752       2,911,669
                                           ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                    $ 44,293,918    $ 40,587,902
                                           ============    ============

The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION
                        Consolidated Statement of Income
                    (in thousands, except per share amounts)

                                                       Quarters Ended             Nine Months Ended
                                                        September 30                 September 30
                                                  -------------------------   -------------------------
                                                         1994          1993          1994          1993
                                                  -----------   -----------   -----------   -----------
Interest Income (Note 11):
Loans and lease financing, including fees         $   721,515   $   531,978   $ 1,853,503   $ 1,565,764
Securities                                             60,947        64,063       165,190       197,981
Trading securities                                     29,882         3,018        57,441         6,898
Mortgages held for sale                                 9,639        23,831        36,267        54,137
Federal funds sold and securities
  purchased under agreements to resell                223,082        40,330       455,597        83,803
Deposits in other banks                                38,479        36,034        79,291       108,151
                                                  -----------   -----------   -----------   -----------
  Total interest income                             1,083,544       699,254     2,647,289     2,016,734
                                                  -----------   -----------   -----------   -----------
Interest Expense (Note 11):
Deposits of domestic offices                          131,543       148,250       380,010       489,029
Deposits of overseas offices                          202,352       107,452       435,582       277,103
Funds borrowed                                        295,020        73,999       599,926       170,400
Notes payable                                          30,749        28,734        92,665        84,692
                                                  -----------   -----------   -----------   -----------
  Total interest expense                              659,664       358,435     1,508,183     1,021,224
                                                  -----------   -----------   -----------   -----------
Net interest revenue (Note 11)                        423,880       340,819     1,139,106       995,510
Provision for credit losses (Notes 6 and 7)            25,000        10,000        95,000        60,126
                                                  -----------   -----------   -----------   -----------
Net interest revenue after provision for
   credit losses                                      398,880       330,819     1,044,106       935,384
                                                  -----------   -----------   -----------   -----------
Noninterest Income:
Financial service fees                                104,315        90,928       290,638       254,756
Trust and agency fees                                  50,530        43,105       148,478       132,184
Trading profits and commissions                        10,857         6,936        15,927        19,725
Securities gains                                        1,333        10,965        11,150        23,377
Other income (Notes 2 and 11)                          35,112        39,306       163,306       126,589
                                                  -----------   -----------   -----------   -----------
  Total noninterest income                            202,147       191,240       629,499       556,631
                                                  -----------   -----------   -----------   -----------
Noninterest Expense:
Salaries                                              168,052       160,374       487,464       481,232
Employee benefits                                      38,608        32,238       112,488       103,457
Occupancy expense                                      35,207        32,176       100,163        96,525
Equipment expense                                      24,183        23,282        71,137        72,822
Merger and restructuring charges and other
 related conversion costs                               5,000        85,000        21,390        85,000
Other real estate owned expense                         6,172         6,929        18,262        38,240
Other expense                                         101,037       100,178       286,444       306,967
                                                  -----------   -----------   -----------   -----------
  Total noninterest expense                           378,259       440,177     1,097,348     1,184,243
                                                  -----------   -----------   -----------   -----------
Income before income taxes, extraordinary item
 and cumulative effect of changes in
 accounting principles                                222,768        81,882       576,257       307,772
Provision for income taxes                             98,799        40,438       255,113       135,461
                                                  -----------   -----------   -----------   -----------
Income before extraordinary item and cumulative
 effect of changes in accounting principles           123,969        41,444       321,144       172,311
Extraordinary loss from early extinguishment of
 debt, net of tax (Note 9)                                                         (6,535)
Cumulative effect of changes in accounting
 principles, net (Notes 12 and 13)                                                               24,203
                                                  -----------   -----------   -----------   -----------
NET INCOME                                        $   123,969   $    41,444   $   314,609   $   196,514
                                                  ===========   ===========   ===========   ===========
NET INCOME APPLICABLE TO
 COMMON STOCK                                     $   114,580   $    32,061   $   286,546   $   171,168
                                                  ===========   ===========   ===========   ===========

Per Common Share:
Income before extraordinary item and cumulative
 effect of changes in accounting principles:
    Primary                                       $      1.07   $       .30   $      2.75   $      1.40
    Fully diluted                                 $      1.04   $       .30   $      2.66   $      1.36
Net Income:
    Primary                                       $      1.07   $       .30   $      2.69   $      1.63
    Fully diluted                                 $      1.04   $       .30   $      2.60   $      1.58
Dividends declared                                $       .22   $       .10   $       .66   $       .30
Average Number of Common Shares:
    Primary                                           106,981       105,443       106,602       105,232
    Fully diluted                                     111,690       110,446       111,391       110,296

The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION
           Consolidated Statement of Changes in Stockholders' Equity
                                 (in thousands)

                                                  1994           1993
                                           -----------    -----------
Quarters Ended September 30
Balance, beginning of period               $ 3,004,952    $ 2,756,315
Net income                                     123,969         41,444
Common stock issued in connection with:
     Dividend reinvestment and common
      stock purchase plan                        7,055          1,751
     Exercise of stock options                   1,090          1,378
     Restricted stock grants, net of
      forfeitures                                 (287)          (136)
     Change in unearned compensation
      related to restricted stock grants         1,488            563
     Other, principally employee
      benefit plans                                163            344
Cash dividends declared:
     Preferred stock                            (9,391)        (9,161)
     Common stock                              (23,521)       (10,541)
Change in net unrealized appreciation
 on marketable equity securities of
 nonbanking subsidiary                                            234
Change in net unrealized gain or loss
 on securities available for sale, net
 of tax                                          6,070
Translation adjustments, net of tax              1,164           (668)
                                           -----------    -----------
Balance, end of period                     $ 3,112,752    $ 2,781,523
                                           ===========    ===========

Nine Months Ended September 30
Balance, beginning of period               $ 2,911,669    $ 2,553,530
Net income                                     314,609        196,514
Common stock issued in connection with:
     Dividend reinvestment and common
      stock purchase plan                       18,547          4,691
     Exercise of stock options                   5,139          7,942
     Restricted stock grants, net of
      forfeitures                                9,212          2,621
     Change in unearned compensation
      related to restricted stock grants        (7,427)        (1,244)
     Other, principally employee
      benefit plans                              2,421          3,909
Preferred stock issued in public offering                      67,595
Cash dividends declared:
     Preferred stock                           (28,096)       (25,110)
     Common stock                              (70,253)       (27,560)
Change in net unrealized appreciation
 on marketable equity securities of
 nonbanking subsidiary                                          1,217
Change in net unrealized gain or loss
 on securities available for sale, net
 of tax                                        (45,279)
Translation adjustments, net of tax              2,210         (2,582)
                                           -----------    -----------
Balance, end of period                     $ 3,112,752    $ 2,781,523
                                           ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION
                      Consolidated Statement of Cash Flows
                                 (in thousands)

Nine Months Ended September 30                     1994            1993
                                           ------------    ------------
Cash Flows From Operating Activities:
Net income                                 $    314,609    $    196,514
Reconciliation of net income to net cash
  provided from operating activities:
    Extraordinary loss from early
     extinguishment of debt, net of tax           6,535
    Cumulative effect of change in
     accounting for purchased mortgage
     servicing rights, net of tax                                52,960
    Cumulative effect of change in
     method of accounting for income
     taxes                                                      (77,163)
    Provision for credit losses                  95,000          60,126
    Depreciation and amortization               131,099         131,423
    Provision for deferred taxes               (132,329)         77,805
    Net gains on sales of securities
     and other assets                           (66,064)        (57,181)
    Change in trading securities               (449,715)       (153,050)
    Change in mortgages held for sale         1,007,496        (414,218)
    Change in securities available for
     sale                                                       433,441
    Net change in interest receivables
     and payables                              (137,094)        (35,654)
    Other, net                                  192,843         153,666
                                           ------------    ------------
      Net cash provided from operating
       activities                               962,380         368,669
                                           ------------    ------------
Cash Flows From Investing Activities:
Net cash provided from (used for)
 interest bearing deposits in other
 banks                                         (181,374)        340,038
Net cash provided from (used for)
 federal funds sold and securities
 purchased under agreements to resell          (493,007)        403,655
Purchases of securities held to maturity     (1,297,331)     (1,523,599)
Purchases of securities available for
 sale (Note 3)                               (3,005,366)
Sales of securities held to maturity                             18,364
Sales of securities available for sale
 (Note 3)                                     2,315,560
Maturities of securities held to
 maturity                                       614,154       1,276,806
Maturities of securities available for
 sale (Note 3)                                  185,249
Dispositions of venture capital
 investments                                     14,725          58,099
Loans and lease financing originated by
 nonbank entities                            (2,901,918)     (2,450,451)
Proceeds from sales of loan portfolios
 by bank subsidiaries                           160,557
Loans and lease financing collected by
 nonbank entities                             2,413,641       2,297,170
Net cash used for lending activities of
 bank subsidiaries                           (1,911,453)     (2,466,951)
Lease financing originated by bank
 entities                                       (20,365)        (40,549)
Lease financing collected by bank
 entities                                        19,696          18,041
Proceeds from sales of other real
 estate owned                                    37,730         102,906
Expenditures for premises and equipment        (142,110)        (64,537)
Proceeds from sales of business units,
 premises and equipment                         134,917           5,919
Other, net                                     (431,718)        389,844
                                           ------------    ------------
  Net cash used for investing
   activities                                (4,488,413)     (1,635,245)
                                           ------------    ------------
Cash Flows From Financing Activities:
Net cash provided from (used for)
 deposits                                       698,394        (569,143)
Net cash provided from funds borrowed         2,308,629       2,045,169
Net repayments of notes payable                (537,800)        (94,375)
Net proceeds from issuance of notes
 payable                                        696,093         111,179
Net proceeds from issuance of preferred
 stock                                                           67,595
Net proceeds from issuance of common
 stock                                           24,909          12,816
Dividends paid                                  (98,349)        (52,670)
                                           ------------    ------------
  Net cash provided from financing
   activities                                 3,091,876       1,520,571
Effect of foreign currency translation
 on cash                                        (20,786)        (10,522)
NET CHANGE IN CASH AND DUE FROM BANKS          (454,943)        243,473
Cash and Due from Banks at January 1          2,539,286       1,936,396
                                           ------------    ------------
Cash and Due from Banks at September 30    $  2,084,343    $  2,179,869
                                           ============    ============

Interest payments made                     $  1,618,212    $  1,063,775
Income tax payments made                   $     90,215    $     45,240

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

2.   Acquisitions and Divestitures:

     On August 19, 1994, the Corporation completed its acquisition of Pioneer Financial, A Co-operative Bank (Pioneer), a $.8 billion privately held financial institution based in Middlesex County, Massachusetts. The total purchase price amounted to $117 million. On the date of acquisition, Pioneer was merged into The First National Bank of Boston (FNBB). The acquisition was accounted for as a purchase and, accordingly, the assets and liabilities of Pioneer were recorded at their estimated fair values as of the acquisition date. The excess of the cost of the acquisition over the estimated fair values of the net assets acquired is being amortized over a fifteen year period. In connection with the acquisition, the Corporation recorded a restructuring charge, comprised of employee reduction costs, and paid other merger-related costs, primarily conversion costs, during the third quarter of 1994. The restructuring charge and conversion costs amounted to $5 million. The acquisition has been included in the Corporation's financial statements since the acquisition date. Pro forma results of operations including Pioneer for the nine months ended September 30, 1994 and 1993 are not presented since the results would not have been significantly different in relation to the Corporation's results of operations.

     On May 27, 1994, the Corporation completed its acquisition of BankWorcester Corporation (BankWorcester), a $1.5 billion bank holding company headquartered in Worcester, Massachusetts. The total purchase price amounted to $243 million. BankWorcester, through its wholly owned subsidiary, Worcester County Institution for Savings (WCiS), was engaged in retail and commercial banking. On the date of acquisition, WCiS was merged into FNBB. The acquisition was accounted for as a purchase and, accordingly, the assets and liabilities of BankWorcester were recorded at their estimated fair values as of the acquisition date. The excess of the cost of the acquisition over the estimated fair values of the net assets acquired, excluding the excess allocated to core deposit intangibles, is being amortized over a twenty-five year period. The core deposit intangible is being amortized over a seven year period. In connection with the acquisition, the Corporation recorded a restructuring charge of $16 million, comprised principally of employee reduction costs and estimated conversion costs. The acquisition has been included in the Corporation's financial statements since the acquisition date. Pro forma results of operations including BankWorcester for the nine months ended September 30, 1994 and 1993 are not presented since the results would not have been significantly different in relation to the Corporation's results of operations.

     On June 24, 1994, the Corporation announced a definitive agreement to sell two of its affiliate banks, Bank of Vermont and Maine-based Casco Northern Bank, N.A. (Casco). Bank of Vermont, based in Burlington, Vermont, had $700 million in assets and $500 million in deposits as of September 30, 1994. It has 212 employees and operates 12 branches. Casco, headquartered in Portland, Maine, had $1.2 billion in assets and $900 million in deposits as of September 30, 1994. It has 524 employees and operates 34 branches. The sale is subject to the purchaser's receipt of required regulatory approvals. In addition, in January 1994, the Corporation completed the sale of its U.S. factoring business, and recorded a pre-tax gain of $27 million on the transaction.

     On November 10, 1994, the Corporation announced a definitive agreement to acquire Ganis Credit Corporation (Ganis), a privately-held consumer finance company headquartered in Newport Beach, California. Upon completion of the acquisition, the Corporation will pay Ganis stockholders approximately $20 million, and up to an additional $16 million based upon Ganis reaching certain performance goals over the next several years. The purchase price will be paid in shares of the Corporation's common stock, which is expected to be purchased by the Corporation in the open market. As of September 30, 1994, Ganis had 120 employees in 11 offices throughout the U.S. and approximately $30 million in total assets.

3.   Significant Noncash Transactions - Statement of Cash Flows:

     During the first nine months of 1994 and 1993, the Corporation transferred approximately $60 million and $123 million, respectively, to Other Real Estate Owned (OREO) from loans. Loans made to facilitate sales of OREO properties totaled approximately $2 million and $3 million in the first nine months of 1994 and 1993, respectively. Other significant noncash transactions included the transfer of certain assets to an accelerated disposition portfolio, which is more fully discussed in
     Note 6.

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

4.   Securities:

     A summary comparison of securities available for sale by type is as follows:

                                                  September 30, 1994                         December 31, 1993
                                         ------------------------------------        ----------------------------------
    (in thousands)                                 Cost        Carrying value                  Cost      Carrying value
                                         --------------        --------------        --------------      --------------
    U.S. Treasury                        $      646,523        $      646,987        $      108,017      $      109,601
    U.S. government
     agencies and corporations:
     Mortgage-backed securities                 826,325               806,019               493,142             498,172
    States and political subdivisions               144                   135                   478                 474
    Foreign debt securities                     448,365               448,158               441,038             490,066
    Other debt securities                       136,521               136,493               149,585             149,585
    Marketable equity
     securities                                  52,007                66,585                57,959              74,330
    Other equity securities                     109,659               109,659               115,659             115,659
                                         --------------        --------------        --------------       -------------
                                         $    2,219,544        $    2,214,036        $    1,365,878       $   1,437,887
                                         ==============        ==============        ==============       =============

    In accordance with SFAS No. 115, securities available for sale are carried at fair value, except for equity securities not traded on established exchanges, which are carried at cost. The cost of such equity securities was $110 million and $116 million at September 30, 1994 and December 31, 1993, respectively.

    A summary comparison of securities held to maturity, which are carried at amortized cost, by type is as follows:

                                                  September 30, 1994                         December 31, 1993
                                         ------------------------------------        ----------------------------------
    (in thousands)                               Cost              Fair value                Cost            Fair value
                                         ------------            ------------        ------------          ------------
    U.S. Treasury                        $    317,428            $    316,804        $    317,396          $    317,599
    U.S. government
     agencies and corporations:
     Mortgage-backed securities             1,465,927               1,419,429           1,045,574             1,044,026
    States and political
     subdivisions                              29,641                  29,785              29,480                30,512
    Foreign debt securities                   119,914                 119,329             108,503               108,610
    Other debt securities                                                                      65                    65
    Other equity securities                    89,076                  89,076              67,805                67,805
                                         ------------            ------------        ------------          ------------
                                         $  2,021,986            $  1,974,423        $  1,568,823          $  1,568,617
                                         ============            ============        ============          ============

5.   Loans and Lease Financing:

     The following are the details of loan and lease financing balances:

                                                   September 30     December 31
    (in thousands)                                         1994            1993
                                                   ------------    ------------
    United States Operations:
     Commercial, industrial and financial          $ 11,988,440    $ 11,991,440
     Real Estate:
       Secured by 1-4 family residential
        properties                                    4,878,075       4,159,069
       Construction                                     463,530         617,426
       Other commercial                               3,110,044       3,123,024
     Loans to individuals                             2,372,809       1,609,566
     Lease financing                                  1,311,528       1,263,267
     Unearned income                                   (199,139)       (203,598)
                                                   ------------    ------------
                                                     23,925,287      22,560,194
                                                   ------------    ------------
    International Operations:
     Loans and lease financing                        7,024,753       6,330,137
     Unearned income                                    (69,261)       (108,357)
                                                   ------------    ------------
                                                      6,955,492       6,221,780
                                                   ------------    ------------
                                                   $ 30,880,779    $ 28,781,974
                                                   ============    ============

6.   Accelerated Disposition Portfolio:

     During the first quarter of 1994, the Corporation created an accelerated disposition portfolio by transferring $378 million of lower quality real estate exposure to this category. In connection with this transfer, a first quarter chargeoff of $119 million was recorded to reduce this exposure to its estimated disposition value of $259 million. During the second quarter, certain loans with an estimated disposition value of $31 million were added to the portfolio in connection with the Corporation's acquisition of BankWorcester; in addition, during the third quarter, the Corporation added certain loans with an estimated disposition value of $47 million to the portfolio. A portion of these loans were added in connection with the Corporation's acquisition of Pioneer. During the second and third quarters of 1994, the portfolio was reduced by $54 million and $138 million, respectively, as a result of dispositions. Until liquidated, this portfolio will be carried at the lower of the established carrying value or estimated disposition value.

     The accelerated disposition portfolio consisted of the following:

                                           September 30          June 30         March 31
  (in millions)                                    1994             1994             1994
                                           ------------     ------------     ------------
  Loans:
     Nonaccrual real estate,               $         50     $        132     $        129
      including 1-4 family residential
     Performing renegotiated loans                   37               46               51
     Other performing real estate                    27               26               30
  OREO                                               13               14               31
                                           ------------     ------------     ------------
     Total balance sheet assets                     127              218              241
  Off-balance-sheet exposure (letters
   of credit)                                        18               18               18
                                           ------------     ------------     ------------
     Total exposure                        $        145     $        236     $        259
                                           ============     ============     ============

7.   Reserve for Credit Losses:

     An analysis of the reserve for credit losses is as follows:
    (in thousands)

                                                          Quarters Ended            Nine Months Ended
                                                           September 30               September 30
                                                    ------------------------    ------------------------
                                                          1994          1993          1994          1993
                                                    ----------    ----------    ----------    ----------
    Balance, beginning of period                    $  675,775    $  835,230    $  770,279    $  923,120
    Provision                                           25,000        10,000        95,000        60,126
    Reserves of acquired banks                           8,167                      24,797
    Domestic credit losses:
      Commercial, industrial
       and financial                                    (9,529)      (10,162)      (21,293)      (42,676)
      Real estate:
        Construction                                      (986)       (7,096)       (3,019)      (18,089)
        1-4 family residential properties               (2,617)       (9,460)       (8,884)      (18,224)
        Other                                          (11,575)       (5,068)      (33,369)      (46,730)
      Loans to individuals                             (13,763)      (15,655)      (42,375)      (33,658)
      Lease financing                                                    (63)                       (106)
    International credit losses                        (13,367)       (9,876)      (34,929)      (60,180)
                                                    ----------    ----------    ----------    ----------
    Total credit losses                                (51,837)      (57,380)     (143,869)     (219,663)
                                                    ----------    ----------    ----------    ----------
    Domestic recoveries:
      Commercial, industrial
       and financial                                     3,283         2,882        11,044         9,551
      Real estate:
        Construction                                       807           332         1,175         1,440
        1-4 family residential properties                  531         1,813         1,445         3,957
        Other                                            4,432         1,083        10,867         4,526
      Loans to individuals                               4,100         3,093        12,350        11,153
      Lease financing                                      132           354           228           379
    International recoveries                             6,144         1,445        12,218         4,263
                                                    ----------    ----------    ----------    ----------
    Total recoveries                                    19,429        11,002        49,327        35,269
                                                    ----------    ----------    ----------    ----------
      Net credit losses before activities related
       to acelerated disposition portfolio             (32,408)      (46,378)      (94,542)     (184,394)
    Accelerated disposition portfolio:
        Credit losses upon transfer                    (20,000)                   (139,000)
        Recoveries on assets sold                       20,000                      20,000
                                                    ----------    ----------    ----------    ----------
      Net credit losses                                (32,408)      (46,378)     (213,542)     (184,394)
                                                    ----------    ----------    ----------    ----------
    Balance, end of period                          $  676,534    $  798,852    $  676,534    $  798,852
                                                    ==========    ==========    ==========    ==========

8.   Offsetting of Carrying Amounts Related to Certain Contracts:

     Effective January 1, 1994, the Corporation adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." The interpretation requires the reporting of gross unrealized gains and gross unrealized losses on foreign exchange and interest rate contracts separately as assets and liabilities, respectively, unless a right of setoff exists, including a right of setoff resulting from contracts executed with the same counterparty under a master netting arrangement. Previously, the Corporation reported unrealized gains and losses related to forward foreign exchange rate contracts, interest rate swap agreements and similar contracts on a net basis. At September 30, 1994, both assets and liabilities were increased by $323 million as a result of adoption of the interpretation.

9.   Notes Payable:

     In January 1994, the Corporation issued $300 million of 6 5/8% Subordinated Notes, due 2004. When the notes were issued, the Corporation entered into an interest rate swap agreement that effectively converted the fixed rate obligation to a floating rate obligation. Such interest rate was 5.76% at September 30, 1994. The subordinated notes are not subject to redemption prior to maturity. In March 1994, the Corporation redeemed its floating rate notes due September 2000 at their principal amount plus accrued interest. The carrying value of the notes at the time of redemption was $179 million. In addition, during the first quarter of 1994, a nonbanking subsidiary of the Corporation called for prepayment $186 million of its senior notes, with fixed interest rates ranging from 6.67% to 9.50%, at their principal amount plus accrued interest and a prepayment penalty. The loss on the early extinguishment of the debt amounted to $6.5 million, net of taxes, or $.06 per common share on both a primary and fully diluted basis, and is presented as an extraordinary item in the consolidated statement of income. In June 1994, the Corporation issued $100 million of floating rate senior notes, due 1996. The interest rate on such notes was 5.33% at September 30, 1994. In September 1994, FNBB issued $200 million of 8% Subordinated Notes, due 2004. When the notes were issued, FNBB entered into an interest rate swap agreement that effectively converted the fixed rate obligation to a floating rate obligation. Such interest rate was 5.94% at September 30, 1994. The subordinated notes are not subject to redemption prior to maturity.

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

11.  Brazilian Translation Gains and Losses:

     A new economic program was implemented in Brazil on July 1, 1994. Prior to the third quarter of 1994, Brazil had been experiencing significant hyperinflation with very high interest rates on local currency transactions and substantial devaluations of the Brazilian currency against the U.S. dollar. As a result of the high local interest rates, interest income and interest expense from Brazilian local currency assets and liabilities had a significant effect on consolidated interest income and interest expense, while contributing only modestly to consolidated net interest revenue.

     In order to better present the effects of devaluations on the results of its interest operations, the Corporation, during the first quarter of 1994, reclassified the translation losses associated with Brazilian local currency earning assets and the translation gains associated with local currency interest bearing liabilities from noninterest income to interest income and interest expense, respectively. While the reclassification had no effect on the Corporation's total revenue (the sum of net interest revenue and noninterest income), it provided a better presentation of consolidated interest income, interest expense and related yields; net interest revenue and margin; and noninterest income. For the nine months ended September 30, 1994, $4,295 million of translation losses were included in interest income and $3,993 million of translation gains were included in interest expense, resulting in a reclassification from noninterest income of $302 million of net translation losses. For the nine months ended September 30, 1993, $2,582 million of translation losses were reclassified to interest income and $2,492 million of translation gains were reclassified to interest expense, resulting in a reclassification from noninterest income of $90 million of net translation losses. For the third quarter of 1993, $1,159 million of translation losses were reclassified to interest income and $1,129 million of translation gains were reclassified to interest expense, resulting in a reclassification from noninterest income of $30 million of net translation losses. As discussed below, this reclassification was not relevant or appropriate for the third quarter of 1994. Translation gains and losses related to Brazilian local currency nonearning assets and noninterest bearing liabilities continue to be classified as noninterest income. The net translation gain/loss from these local currency nonearning assets and noninterest bearing liabilities was immaterial for the nine months ended September 30, 1994 and 1993, respectively.

     As part of its pre-economic program strategy, the Corporation maintained a currency position in Brazil that was designed to capitalize on the spread between high Brazilian interest rates and devaluation. This strategy had generally involved investing dollar denominated/indexed interest bearing liabilities in various types of local currency earning assets. Such a strategy enabled the Corporation to improve its total revenue compared with what would have been earned from funding local currency assets exclusively with local currency liabilities. As noted above, however, Brazil implemented a new economic program on July 1, 1994. As a result of this program, coupled with government intervention in the financial markets, inflation has declined substantially from a monthly rate of nearly 50% in June, 1994 to a monthly rate in the 1% to 4% range since the inception of the program and the new Brazilian currency has strengthened against the U.S. dollar. As discussed above, the Corporation had previously reclassified translation gains and losses associated with Brazilian local currency earning assets and interest bearing liabilities from noninterest income to interest income and interest expense, respectively. Due to the implementation of the initial phase of the economic program in the third quarter, the factors which gave rise to this reclassification, hyperinflation and significant devaluations of the Brazilian currency against the dollar, were absent; consequently, such a reclassification was not relevant or appropriate for that period.

     The Corporation did continue to maintain a Brazilian currency position in the third quarter of 1994, however, with devaluation removed from the Brazilian economy, the strategic purpose for maintaining the currency position shifted from capitalizing on the spread between Brazilian interest rates and devaluation, to taking advantage of Brazil's currency strengthening against the U.S. dollar. The Corporation recognized $15 million of noninterest income from this position in the third quarter of 1994, stemming from the strengthening of Brazil's currency against the dollar. The currency position at September 30, 1994 was $150 million compared with $103 million at December 31, 1993 and averaged $142 million for the nine months ended September 30, 1994 compared with an average of $69 million for the nine months ended September 30, 1993.

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

14.  Parent Company Condensed Financial Statements:

     The following is a condensed balance sheet of the Corporation (Parent Company only) at September 30, 1994 and December 31, 1993:

                                          September 30   December 31
    (in thousands)                                1994          1993
                                           -----------   -----------
    ASSETS
    Cash and short term investments in
     bank subsidiary                       $   260,192   $   206,920
    Advances to subsidiaries:
      Bank subsidiaries                         35,864        63,709
      Nonbank subsidiaries                     214,252       226,203
    Subordinated notes receivable from
     bank subsidiary                           580,000       400,000
    Investments in subsidiaries:
      Bank subsidiaries                      3,408,602     3,175,274
      Nonbank subsidiaries                     134,971       134,751
    Other assets                                29,545        22,846
                                           -----------   -----------
    TOTAL ASSETS                           $ 4,663,426   $ 4,229,703
                                           ===========   ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Commercial paper due to nonbank
     subsidiary                            $    17,209   $    10,200
    Notes payable                            1,513,444     1,293,247
    Other liabilities                           20,021        14,587
                                           -----------   -----------
    TOTAL LIABILITIES                        1,550,674     1,318,034
                                           -----------   -----------
    TOTAL STOCKHOLDERS' EQUITY               3,112,752     2,911,669
                                           -----------   -----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                $ 4,663,426   $ 4,229,703
                                           ===========   ===========

     The following is a condensed income statement of the Corporation (Parent Company only) for the quarters and nine months ended September 30, 1994 and 1993:

                                                      Quarters Ended          Nine Months Ended
                                                       September 30             September 30
                                                 ----------------------    ----------------------
    (in thousands)                                    1994         1993         1994         1993
                                                 ---------    ---------    ---------    ---------
    OPERATING INCOME
    Dividends from subsidiaries:
      Bank subsidiaries                          $  34,627    $   1,986    $  55,845    $   1,986
      Nonbank subsidiary                             9,960                    19,920
    Interest from subsidiaries:
      Bank subsidiaries                             12,455        8,947       33,633       25,924
      Nonbank subsidiaries                           2,511        1,502        6,443        4,044
                                                 ---------    ---------    ---------    ---------

    Total operating income                          59,553       12,435      115,841       31,954
                                                 ---------    ---------    ---------    ---------

    EXPENSE
    Interest expense                                20,481       13,484       54,624       36,951
    Other expense, net                               1,031        1,167        4,193        3,305
                                                 ---------    ---------    ---------    ---------
    Total operating expense                         21,512       14,651       58,817       40,256
                                                 ---------    ---------    ---------    ---------
    Income (Loss) before income taxes, equity
     in undistributed net income of
     subsidiaries, extraordinary item and
     cumulative effect of change in
     accounting principle                           38,041       (2,216)      57,024       (8,302)
    Benefit from income taxes                       (2,535)      (1,547)      (7,070)      (3,584)
                                                 ---------    ---------    ---------    ---------
    Income (Loss) before equity in
     undistributed net income of subsidiaries,
     extraordinary item and cumulative effect
     of change in accounting principle              40,576         (669)      64,094       (4,718)
    Equity in undistributed net income of
     subsidiaries                                   83,393       42,113      250,875      202,945
                                                 ---------    ---------    ---------    ---------
    Income before extraordinary item and
     cumulative effect of change in
     accounting principle                          123,969       41,444      314,969      198,227
    Extraordinary loss from early
     extinguishment of debt, net of tax                                         (360)
    Cumulative effect of change in
     accounting for income taxes                                                           (1,713)
                                                 ---------    ---------    ---------    ---------
    NET INCOME                                   $ 123,969    $  41,444    $ 314,609    $ 196,514
                                                 =========    =========    =========    =========

     The following is a condensed statement of cash flows of the Corporation (Parent Company only) for the nine months ended September 30, 1994 and 1993:


    (in thousands)                                          1994          1993
                                                      ----------    ----------
    Cash Flows From Operating Activities:
    Net income                                        $  314,609    $  196,514
    Reconciliation of net income to net
       cash provided from (used for) operating
       activities:
      Extraordinary item, net of tax                         360
      Cumulative effect of change in method
       of accounting for income taxes                                    1,713
      Equity in undistributed net income of
       subsidiaries                                     (250,875)     (202,945)
      Net change in interest receivables and
       payables                                            1,989           752
      Other, net                                          (1,673)       (5,666)
                                                      ----------    ----------
        Net cash provided from (used for)
         operating activities                             64,410        (9,632)
                                                      ----------    ----------

    Cash Flows From Investing Activities:
    Net cash provided from (used for) short-term
     investments                                         (43,630)      176,180
    Net cash provided from (used for) advances to
     subsidiaries                                         39,796      (145,047)
    Investments in subsidiaries                          (24,700)     (149,000)
    Purchase of subordinated note receivable
      from bank subsidiary                              (180,000)
                                                      ----------    ----------
      Net cash used for investing activities            (208,534)     (117,867)
                                                      ----------    ----------

    Cash Flows From Financing Activities:
    Net cash provided from
     commercial paper                                      7,009           200
    Net proceeds from issuance of notes
     payable                                             398,697        99,866
    Net proceeds from issuance of
     common stock                                         24,909        12,816
    Redemption of notes payable                         (178,500)
    Net proceeds from issuance of
     preferred stock                                                    67,595
    Dividends paid                                       (98,349)      (52,670)
                                                      ----------    ----------
      Net cash provided from financing
       activities                                        153,766       127,807
                                                      ----------    ----------

    NET CHANGE IN CASH AND DUE FROM BANKS                  9,642           308
    Cash and Due from Banks at January 1                     550           236
                                                      ----------    ----------
    Cash and Due from Banks at September 30           $   10,192    $      544
                                                      ==========    ==========

    Interest payments made                            $   50,308    $   36,234
    Income tax refunds received                       $   (7,870)   $   (1,500)


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

                                    GENERAL


The Corporation's net income for the quarter ended September 30, 1994 was $124 million, compared with net income of $41 million for the same period in 1993. Net income per common share was $1.07 on a primary basis and $1.04 on a fully diluted basis in the third quarter of 1994, compared with net income per common share of $.30 on both a primary basis and fully diluted basis for the third quarter of 1993. Net income for the first nine months of 1994 was $315 million compared with net income of $197 million for the first nine months of 1993. Net income per common share was $2.69 on a primary basis and $2.60 on a fully diluted basis for the first nine months of 1994, compared with net income per common share of $1.63 on a primary basis and $1.58 on a fully diluted basis for the first nine months of 1993.

The 1994 results included (1) a $5 million charge ($3 million after tax) in the third quarter for a restructuring charge and conversion costs paid in connection with the Corporation's acquisition of Pioneer Financial, A Co-operative Bank (Pioneer); (2) a $16 million merger and restructuring charge ($9 million after tax) in the second quarter in connection with the Corporation's acquisition of BankWorcester Corporation (BankWorcester); and (3) an extraordinary loss, net of tax, of $7 million in the first quarter related to the prepayment of $186 million of senior debt by a non-banking subsidiary and the redemption of $179 million of the Corporation's floating rate notes. The 1993 results included (1) $85 million ($57 million after tax) of merger and restructuring charges recorded in the third quarter, primarily in connection with the Corporation's July 1993 mergers with Society for Savings Bancorp, Inc. (Bancorp) and Multibank Financial Corp. (Multibank), as well as costs of downsizing and reconfiguring certain of the Corporation's business and corporate units; and (2) $24 million of income, net of tax, from the cumulative effect of changes in accounting principles, reflecting a $77 million benefit as a result of adopting Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," and a $53 million after-tax charge as a result of a change in accounting with respect to the valuation of purchased mortgage servicing rights (PMSR). The merger and restructuring charges and other related converstion costs are more fully discussed below under the caption "Noninterest Expense".

Excluding the effects of the restructuring charges and other related conversion costs discussed above, net income for the third quarter of 1994 was $127 million, compared with $98 million for the third quarter of 1993. On this basis, primary and fully diluted earnings per share were $1.10 and $1.06, respectively, in the third quarter of 1994 compared with $.84 and $.82, respectively, for the same period last year. Excluding the effects of the restructuring charge and other related conversion costs, the extraordinary loss and the cumulative effect of changes in accounting principles, net income for the first nine months of 1994 was $333 million compared with $229 million for the first nine months of 1993. On this basis, primary and fully diluted earnings per share were $2.87 and $2.77, respectively, in the first nine months of 1994 compared with $1.94 and $1.88, respectively, for the same period last year.

            NET INTEREST REVENUE - (Fully Taxable Equivalent Basis)

The discussion of net interest revenue should be read in conjunction with Average Balances and Interest Rates and Change in Net Interest Revenue - Volume and Rate Analysis on pages 41 through 45 of this report. For this review, interest income that is either exempt from federal income taxes or taxed at a preferential rate has been adjusted to a fully taxable equivalent basis. This adjustment has been calculated using a federal income tax rate of 35% in 1994 and 1993, plus applicable state and local taxes, net of related federal tax benefits. The adjustments amounted to $1.3 million and $4.3 million for the quarter and nine months ended September 30, 1994, respectively, compared with $2.3 million and $5.8 million for the same periods in 1993. Net interest revenue for prior periods has been restated to reflect the reclassification of certain Brazilian translation gains and losses. This reclassification is discussed below under the caption "Brazil" and in Note 11 to the Financial Statements.

Consolidated net interest revenue, on a fully taxable equivalent basis, was $425 million for the third quarter of 1994, compared with $343 million for the same period in 1993. For the first nine months of 1994, net interest revenue was $1,143 million compared with $1,001 million for the same period in 1993. Net interest margin in the third quarter of 1994 was 4.34% compared with 3.91% in the third quarter of 1993. For the first nine months of 1994, net interest margin was 4.05% compared with 3.98% for the first nine months of 1993.

The following table presents a summary of net interest revenue, on a fully taxable equivalent basis, and related average earning asset balances and net interest margins for United States and International Operations:


Quarters Ended September 30                               Change     Change
(dollars in millions)               1994         1993     Amount    Percent
                               ---------    ---------    -------    -------
United States Operations:

  Net interest revenue         $   319.3    $   283.9    $  35.4        12%
  Average loans and lease
   financing                      23,431       21,282      2,149        10
  Average earning assets          28,710       26,967      1,743         6
  Net interest margin               4.41%        4.18%       .23%        6

International Operations:

  Net interest revenue         $   105.9    $    59.2    $  46.7        79%
  Average loans and lease
   financing                       6,931        5,671      1,260        22
  Average earning assets          10,136        7,853      2,283        29
  Net interest margin               4.15%        2.99%      1.16%       39

Consolidated:

  Net interest revenue         $   425.2    $   343.1    $  82.1        24%
  Average loans and lease
   financing                      30,362       26,953      3,409        13
  Average earning assets          38,846       34,820      4,026        12
  Net interest margin               4.34%        3.91%       .43%       11



Nine Months Ended September 30                            Change    Change
(dollars in millions)               1994         1993     Amount   Percent
                               ---------    ---------    -------   -------
United States Operations:

  Net interest revenue         $   892.9    $   806.7    $  86.2        11%
  Average loans and lease
   financing                      22,720       20,657      2,063        10
  Average earning assets          28,071       26,352      1,719         7
  Net interest margin               4.25%        4.09%       .16%        4

International Operations:

  Net interest revenue         $   250.5    $   194.6    $  55.9        29%
  Average loans and lease
   financing                       6,646        5,373      1,273        24
  Average earning assets           9,679        7,309      2,370        32
  Net interest margin               3.46%        3.56%      (.10)%      (3)

Consolidated:

  Net interest revenue         $ 1,143.4    $ 1,001.3    $ 142.1        14%
  Average loans and lease
   financing                      29,366       26,030      3,336        13
  Average earning assets          37,750       33,661      4,089        12
  Net interest margin               4.05%        3.98%       .07%        2

Both domestic and international operations contributed to the improvements in net interest revenue from the third quarter and first nine months of 1993. The domestic increases of $35 million compared with the third quarter of 1993 and $86 million compared with the first nine months of 1993 were driven by the combination of higher average loan volume, which grew approximately $2 billion in both the quarterly and full year comparisons, and wider spreads.
Contributing to the loan volume increases were the acquisitions of BankWorcester, in May 1994, and Pioneer, in August 1994, which accounted for approximately $500 million of the quarterly increase and $1.3 billion of the nine month increase. In addition, the Corporation's personal banking, specialized finance and New England commercial lending businesses also contributed to the growth in average loan volume. Compared with the third quarter and first nine months of 1993, domestic spreads widened as the growth in earning asset yields, which has taken place during the course of 1994, has outpaced the increase in rates paid on interest bearing liabilities. The widening of spreads is also mainly responsible for net interest margin increasing by 23 basis points in the quarterly comparison and by 16 basis points in the nine month comparison.

Internationally, the $47 million growth in net interest revenue from the third quarter of 1993 and the $56 million increase from the first nine months of 1993 were mainly attributable to Latin America. A significant factor in the international net interest revenue increase from prior year periods was an improved performance from Brazil in the third quarter of 1994. This resulted from the Corporation positioning itself to take advantage of interest rate movements during the initial phase of Brazil's new economic program, which was announced on July 1, 1994. A more detailed discussion of the Brazilian economic program and its effects on the Corporation is included below. Overall, net interest revenue from the Corporation's Brazilian business improved over $30 million from the third quarter of 1993 and over $40 million from the first nine months of 1993. In addition, increases in average earning international loans of $1.3 billion and in total average earning international assets of over $2 billion contributed to the growth in net interest revenue in both comparisons. The loan and earning asset growth primarily occurred in Latin America, with Argentina and Brazil contributing the largest increases. The effects of the growth in Brazilian loans and earning assets contributed to the Brazilian net interest revenue improvements referred to above. International net interest margin improved 116 basis points from the third quarter of 1993 primarily from the improved Brazilian results discussed above. Despite the improvement registered in the quarterly comparison, international net interest margin for the first nine months of 1994 was 10 basis points lower than the first nine months of 1993 primarily caused by narrower spreads in Argentina. This has resulted from declining inflation reflecting the continued stability of the Argentine economy.

                                     BRAZIL

As discussed above, Brazil implemented a new economic program on July 1, 1994. As a result of this program, coupled with government intervention in the financial markets, inflation has declined substantially from a monthly rate of approximately 50% in June to a monthly rate in the 1% to 4% range since the inception of the program; the new Brazilian currency has strengthened against the U.S. dollar; and, during the initial stages of the program, real interest rates (the excess of local interest rates over Brazilian inflation) rose sharply before declining back to lower levels. The impact in the Brazilian financial markets, particularly with respect to the strengthening of Brazil's currency and the rise in real interest rates, presented arbitrage opportunities from which the Corporation benefited in the third quarter. As discussed above under the caption "Net Interest Revenue", Brazilian net interest revenue grew over $30 million from the third quarter of 1993 due, in part, to positions taken by the Corporation to benefit from the increase in real interest rates. In addition, and as discussed below, the Corporation recognized $15 million of noninterest income in the third quarter stemming from positions taken which benefited from the strengthening of Brazil's currency against the U.S. dollar. Information on changes in the Corporation's cross-border outstandings to Brazil can be found below under the caption "Cross-Border Outstandings".

Prior to the third quarter of 1994, Brazil had been experiencing significant hyperinflation with very high interest rates on local currency transactions and substantial devaluations of the Brazilian currency against the U.S. dollar. As a result of the high local interest rates, interest income and interest expense from Brazilian local currency assets and liabilities had a significant effect on consolidated interest income and interest expense, while contributing only modestly to consolidated net interest revenue. In addition, and as part of its pre-economic program strategy, the Corporation maintained a currency position in Brazil that was designed to capitalize on the spread between high Brazilian interest rates and devaluation. This strategy had generally involved investing dollar denominated/indexed interest bearing liabilities in various types of local currency earning assets. Such a strategy enabled the Corporation to improve its total revenue compared with what would have been earned from funding local currency assets exclusively with local currency liabilities. In order to better present the effects of devaluations on the results of its interest operations, the Corporation, during the first quarter of 1994, reclassified the translation losses associated with Brazilian local currency earning assets and the translation gains associated with local currency interest bearing liabilities from noninterest income to interest income and interest expense, respectively. While the reclassification had no effect on the Corporation's total revenue (the sum of net interest revenue and noninterest income), it provided a better presentation of consolidated interest income, interest expense and related yields; net interest revenue and margin; and noninterest income. Prior periods were restated for comparative purposes. The factors which gave rise to this reclassification, hyperinflation and significant devaluations of the Brazilian currency against the dollar, were absent in the third quarter of 1994 due to the effects of the new economic program and government intervention; consequently, such a reclassification was not relevant or appropriate for that period.

The following table presents a summary of net interest revenue earned from the Corporation's Brazilian currency position for the eight quarters prior to the implementation of the new economic program on July 1, 1994. The information presented provides a summary of the net interest revenue earned from the position and the effect on net interest margin of reclassifying net translation losses associated with this position from noninterest income to net interest revenue:


                                            June    March    Dec.   Sept.    June   March    Dec.   Sept.
(dollars in millions)                       1994     1994    1993    1993    1993    1993    1992    1992
                                          ------   ------  ------  ------  ------  ------  ------  ------
Consolidated net interest revenue,
   on a fully taxable equivalent basis,
   excluding Brazilian currency position    $363     $331    $345    $339    $328    $322    $337    $326
Effect of Brazilian currency position:
   Interest income from currency
    position                                 186      140      90      34      41      27      16      13
   Translation losses previously
    classified as noninterest income        (173)    (129)    (84)    (30)    (37)    (23)    (13)     (9)
                                          ------   ------  ------  ------  ------  ------  ------  ------
   Net revenue from currency position         13       11       6       4       4       4       3       4
Consolidated net interest revenue, on a
 fully taxable equivalent basis, after
 reclassification of net translation      ------   ------  ------  ------  ------  ------  ------  ------
 losses                                     $376     $342    $351    $343    $332    $326    $340    $330
                                          ======   ======  ======  ======  ======  ======  ======  ======

Consolidated net interest margin:
   Before reclassification of net
    translation losses                      5.81%   5.24%    4.77%   4.26%   4.43%   4.33%   4.21%   4.05%
   After reclassification of net
    translation losses                      3.98%   3.80%    3.86%   3.91%   3.99%   4.05%   4.06%   3.94%

International net interest margin:
   Before reclassification of net
    translation losses                     10.23%   8.80%    6.98%   4.52%   5.63%   5.58%   4.57%   4.73%
   After reclassification of net
    translation losses                      3.14%   3.03%    2.99%   2.99%   3.59%   4.20%   3.74%   4.17%

Average principal amount of currency
 position                                   $189    $147     $104     $53     $89     $66     $45     $40

The Corporation continued to maintain a Brazilian currency position in the third quarter of 1994; however, with devaluation removed from the Brazilian economy, the strategic purpose for maintaining this currency position shifted from capitalizing on the spread between Brazilian interest rates and devaluation, as discussed above, to taking advantage of Brazil's currency strengthening against the U.S. dollar. As noted previously, the Corporation recognized $15 million of noninterest income in the third quarter stemming from positions taken which benefited from the strengthening of Brazil's currency against the U.S. dollar. The average principal amount of the position maintained during the third quarter was $92 million, while the September 30, 1994 ending balance of the position was $150 million. This position exposes the Corporation to losses should the Brazilian currency weaken against the U.S. dollar; such losses could be significant if government intervention results in a major unanticipated devaluation. Management, however, has been able to quickly close its position in the past, both before and since the inception of the economic program, when market conditions warranted. Further, management will continue to closely monitor the position and will alter the present strategy if necessary. While the position could increase or decrease from the September 30, 1994 level, the size of the position will continue to be a function of management's assessment of the frequently changing economic and political situation in Brazil, particularly in light of the government's new economic program.

On October 3, 1994 Fernando Cardoso, a leading proponent of Brazil's new economic program, was elected as Brazil's new president. In addition, and in connection with the new economic program, certain banking reform measures have been announced and continue to be modified by the government as they assess the overall impact of the economic plan. The Corporation is currently evaluating the effect that these measures would have on its Brazilian operation. While the initial effects of Brazil's economic program produced a benefit to the Corporation in the third quarter, no assurance can be given as to what effect the evolution of this economic program, including finalization of the banking reform measures, will have on the Corporation's financial position or results of operations in future periods.

                          PROVISION FOR CREDIT LOSSES

The provision for credit losses was $25 million for the quarter ended September 30, 1994, compared with $10 million for the same period in 1993. For the first nine months of 1994, the provision for credit losses was $95 million compared with $60 million for the first nine months of 1993. The provision for credit losses reflected management's assessment of the adequacy of the reserve for credit losses, including the current risk characteristics of the loan portfolio and economic conditions. The level of the provision for credit losses in 1994 also reflected the effect of transferring certain lower quality real estate assets to an accelerated disposition portfolio. The accelerated disposition portfolio is discussed below under "Financial Condition". The amount of future provisions will be a function of the regular quarterly review of the reserve for credit losses, which considers the risk characteristics of the loan portfolio and the economic conditions existing at that time.

                               NONINTEREST INCOME

The following tables set forth the components of noninterest income, as well as a further breakdown of financial service fees. Additional information on the change in noninterest income follows each table. Noninterest income for prior periods has been restated to reflect the reclassification of certain Brazilian translation gains and losses. This reclassification is discussed above under the caption "Brazil" and in Note 11 to the Financial Statements.


Noninterest Income
- ------------------
(in millions)
                                             Third Quarter                 Nine Months
                                     ---------------------       ---------------------
                                      1994    1993  Change        1994    1993  Change
                                      ----    ----  ------        ----    ----  ------
Financial service fees               $ 104   $  91   $  13       $ 291   $ 255   $  36
Trust and agency fees                   51      43       8         148     132      16
Trading profits and commissions         11       7       4          16      20      (4)
Securities portfolio gains, net          1      11     (10)         11      23     (12)
Mezzanine/venture capital
 profits, net                            9      12      (3)         27      36      (9)
Foreign exchange trading profits        11      12      (1)         31      33      (2)
Gain from sale of domestic
 factoring business                      0       0       0          27       0      27
Other income                            15      15       0          78      57      21
                                       ---     ---     ---         ---     ---     ---
  Total                              $ 202   $ 191   $  11       $ 629   $ 556   $  73
                                       ===     ===     ===         ===     ===     ===


Trust and agency fees improved from the third quarter and first nine months of 1993 primarily as a result of increased volumes and new business in the stock transfer and Latin American mutual fund businesses. The changes in trading account profits from prior periods stemmed mainly from varying levels of profits earned from Latin American securities. Other income in the third quarter of 1994 included $15 million of exchange-rate related profits stemming from the strengthening of Brazil's currency against the U.S. dollar subsequent to the implementation of Brazil's new economic program on July 1, 1994. A further discussion of this revenue is included above under the caption "Brazil". In addition, other income in the third quarter of 1994 included the effect of approximately $15 million of charges associated with certain investments, including investments in foreign equity subsidiaries and writedowns of domestic investments acquired in connection with loan restructurings. The increase in other income from the first nine months of 1993 is due, in part, to net gains from the sale of securities originally acquired in connection with loan restructurings.

On January 31, 1994, the Corporation completed the sale of its United States factoring business and recorded a gain of $27 million.


Financial Service Fees
- ----------------------
(in millions)
                                              Third Quarter                   Nine Months
                                     ----------------------        ----------------------
                                     1994     1993   Change        1994     1993   Change
                                     ----     ----   ------        ----     ----   ------
Deposit fees                        $  32    $  29    $   3       $  93    $  90    $   3
Letter of credit and acceptance
 fees                                  17       14        3          44       43        1
Mortgage servicing fees:
 Fee income                            32       26        6          90       78       12
 Amortization of mortgage
  servicing assets                    (16)     (22)       6         (50)     (76)      26
                                      ---      ---       --         ---      ---      ---
  Net mortgage servicing fees          16        4       12          40        2       38
Loan-related fees                      15       11        4          44       31       13
Factoring fees                          1        7       (6)          4       21      (17)
Other                                  23       26       (3)         66       68       (2)
                                      ---      ---       --         ---      ---      ---
  Total                             $ 104    $  91    $  13       $ 291    $ 255    $  36
                                      ===      ===       ==         ===      ===      ===

The increase in net mortgage servicing fee income from prior year periods reflected ongoing growth in BancBoston Mortgage Corporation's servicing portfolio, which rose to $35 billion at September 30, 1994 from $26 billion a year ago, as well as lower amortization of servicing rights resulting from a declining rate of current and estimated future mortgage prepayments, as mortgage interest rates have risen. Loan-related fees improved in both the quarterly and nine month comparisons, mainly reflecting growth in syndication activity. The decline in factoring fees from prior year periods is attributable to the January 31, 1994 sale of the Corporation's domestic factoring business. Other financial service fees have declined from prior year periods, stemming from the sale of the Corporation's freight management business. This was partially offset, however, by higher fees from the Corporation's Argentine credit card business.


                              NONINTEREST EXPENSE

The following table sets forth the components of noninterest expense:


Noninterest Expense
- ---------------------
(in millions)
                                                  Third Quarter                   Nine Months
                                         ----------------------        ----------------------
                                         1994     1993   Change        1994     1993   Change
                                         ----     ----   ------        ----     ----   ------
Employee costs                         $ 207    $ 193    $  14       $  600   $  585     $ 15
Occupancy & equipment                     59       55        4          171      169        2
Professional fees                         16       13        3           41       40        1
Other                                     85       87       (2)         246      267      (21)
                                         ---      ---      ---        -----    -----      ---
 Noninterest expense, before
  restructuring, conversion-
  related and OREO costs                 367      348       19        1,058    1,061       (3)
Merger and restructuring charges
  and other related conversion costs       5       85      (80)          21       85      (64)
OREO costs                                 6        7       (1)          18       38      (20)
                                         ---      ---      ---        -----    -----      ---
   Total                               $ 378    $ 440    $ (62)      $1,097   $1,184     $(87)
                                         ===      ===      ===        =====    =====      ===

Noninterest expense, before restructuring charges, conversion costs and OREO costs, increased $19 million from the third quarter of 1993 but declined $3 million from the first nine months of 1993. These changes were mainly due to higher employee and other costs stemming from the acquisitions of BankWorcester and Pioneer, as well as growth in Latin America. These increases were partially offset in the quarterly comparison and more than offset in the nine month comparison by other declines which resulted, in part, from a lower level of domestic employees, including declines from the sale of the domestic factoring business, and lower FDIC insurance premiums. Excluding the third quarter 1994 acquisition of Pioneer, employee levels at September 30, 1994 declined by approximately 550 from September 30, 1993.

During the third quarter of 1993, the Corporation recorded merger and restructuring charges of $85 million, primarily in connection with its mergers with Bancorp and Multibank, which were completed in July 1993 and accounted for as poolings of interests. The charges also included the estimated costs of downsizing and reconfiguring certain of the Corporation's business and corporate units. The charges included only specific, reasonably measurable costs that directly resulted from the mergers or the downsizing and reconfiguration plan and were incremental to the Corporation's normal costs of operations. The charges did not contain any provisions for general reserves or operating losses of the affected operations.

The following table sets forth significant components of the charges:


                                           Employee                  Property       Total
                            Professional  Reduction    Conversion     Related
                                    Fees      Costs         Costs       Costs
(in millions)               ------------  ---------    ----------    --------       -----
Mergers                           $   13      $    17      $    29      $     9   $    68
Downsizing and
 reconfiguration                                   12            3            2        17
                                     ---          ---          ---          ---       ---
Total                             $   13      $    29      $    32      $    11   $    85
                                     ===          ===          ===          ===       ===

Significant components of the merger-related charges were professional fees, including investment banking, legal and accounting fees, stock registration costs and other costs of effecting the mergers; employee reduction costs, principally termination benefits paid to employees; conversion costs, including costs to convert loans, deposits and other computer systems of the acquired banks to a common Corporation system, costs of replacing Bancorp and Multibank customers' checkbooks, automatic teller machine cards and other deposit documents and costs to dispose of systems hardware and software of the acquired banks; and property related costs, including costs related to the closing of 24 branches and the disposition of other principal properties, such as post-closing lease payments and other monthly costs. Components related to the downsizing and reconfiguration plan included employee reduction costs and estimated costs related to the disposal of branches and other principal properties and exiting operating leases. Total employee reduction related to both the mergers and the downsizing and reconfiguration plan amounted to 950. During the third and fourth quarters of 1993, the Corporation charged costs totaling $40 million to the reserve created by the charges. Charges to the reserve during the nine months ended September 30, 1994 totaled $32 million.

The remaining reserve of $13 million is principally comprised of the Corporation's liability for termination benefits and ongoing lease costs for facilities that have been abandoned. With the exception of the continuation of certain long-term lease payments related to abandoned facilities, the remaining costs are expected to be incurred in 1994 or 1995.

During the second quarter of 1994, in connection with its acquisition of BankWorcester, which was completed in May 1994 and accounted for as a purchase, the Corporation recorded merger and restructuring charges of $16 million. Significant components of the charges included $6 million for estimated costs of employee reduction of 220; and $10 million for conversion costs, consisting of costs to convert loans, deposits and other computer systems to a common Corporation system and costs of replacing customers' checkbooks, automatic teller machine cards and other deposit documents. In addition, during the third quarter of 1994, in connection with its acquisition of Pioneer which was completed in August 1994 and accounted for as a purchase, the Corporation recorded a restructuring charge of $4 million, comprised of estimated costs of employee reduction of 194. The Corporation also paid $1 million of other merger-related costs, consisting principally of conversion costs, during the quarter, resulting in total costs for this acquisition recorded in the third quarter of $5 million. During the second and third quarters of 1994, the Corporation charged costs totaling $6 million to the BankWorcester and Pioneer reserves. The remaining costs of $14 million are expected to be incurred in 1994 and 1995.

The decline in OREO costs in the nine month comparison is due, in part, to lower valuation adjustments. The level of OREO assets has declined from $136 million at September 30, 1993 to $93 million at September 30, 1994.

                          PROVISION FOR INCOME TAXES


The provision for income taxes was $99 million for the third quarter of 1994, representing an effective tax rate of 44%. This compares with a provision and effective tax rate of $40 million and 49%, respectively, for the third quarter of 1993. For the first nine months of 1994 the provision for income taxes before extraordinary items was $255 million, representing an effective tax rate of 44%. This compares with a provision and effective tax rate before the cumulative effect of accounting changes of $135 million and 44%, respectively, for the first nine months of 1993. The increase in the income tax provision in both comparisons resulted from higher pre-tax income partially offset, in the case of the quarterly comparison, by a lower effective tax rate. The reduction in the effective tax rate in the third quarter of 1994 from that reported in the third quarter of 1993 was principally associated with the non-deductibility of certain merger-related costs incurred in 1993.

                              FINANCIAL CONDITION
                              -------------------

                           CONSOLIDATED BALANCE SHEET

At September 30, 1994, the Corporation's total assets were $44.3 billion, an increase of $.9 billion from June 30, 1994. This increase mainly reflected an increase in loans of $.9 billion stemming from the Pioneer acquisition and higher levels of consumer-related loans. Deposits also grew $.9 billion, reflecting the acquisition of Pioneer and an increase in deposits from overseas offices. Other balance sheet changes, which occurred in connection with the Corporation's management of its capital ratio and liquidity positions, included a decline in cash placed with the Federal Reserve, as funds were redeployed into earning asset categories, and a shift from term federal funds purchased into overnight federal funds purchased and repurchase agreements.

                              LIQUIDITY MANAGEMENT

At September 30, 1994, the Corporation's level of liquid assets stood at $5.3 billion, compared with $4.9 billion at June 30, 1994. In addition, Bank of Boston Corporation (on a Parent Company only basis) had net liquid assets (liquid assets in excess of short-term funding commitments) of $237 million at September 30, 1994, compared with $216 million at June 30, 1994. The increase in the Parent Company's liquidity from June 30, 1994 resulted, in part, from the receipt of dividends from banking and non-banking subsidiaries in excess of quarterly dividends paid on the Corporation's common and preferred stock. Management considers overall liquidity at September 30, 1994, on both a consolidated and Parent Company only basis, to be adequate to meet current obligations, support its expectations for future changes in asset and liability levels and carry on normal operations. Further, the Corporation has access to additional liquidity through the public markets.


       DERIVATIVE FINANCIAL INSTRUMENTS AND INTEREST RATE RISK MANAGEMENT

The Corporation participates as a counterparty in various derivative financial transactions in connection with its trading activities and for asset and liability management purposes. In the negotiated over-the-counter (OTC) markets, these instruments include swaps, forwards and options, which are based upon interest rates and foreign currencies. The OTC markets in which the Corporation operates are generally well established and liquid. Standardized exchange-traded futures contracts are also utilized. These transactions are subject to limits established by the Asset and Liability Committee and approved by the Corporation's Board of Directors.

Derivatives have risks similar to balance sheet instruments. The principal or notional values of derivatives represent the volume of outstanding transactions and do not represent the potential for gain or loss associated with the market risks or credit risk of such transactions. As such, the actual market or credit exposure for all of these instruments is significantly less than the notional amount and, historically, the Corporation's actual credit loss experience with respect to its derivatives has been immaterial.

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

The primary focus of the Corporation's derivatives trading activities is to provide these products to the Corporation's customers. As such, the Corporation has generally taken only modest risk positions, within approved limits, with respect to its derivatives trading portfolio. Foreign exchange trading profits were $11 million in the third quarter of 1994 compared with $12 million in the third quarter of 1993. For the first nine months of 1994, foreign exchange trading profits were $31 million compared with $33 million for the first nine months of 1993. Trading profits from the Corporation's interest rate-related derivatives businesses were $3.0 million in the third quarter of 1994 compared with $1.6 million in the third quarter of 1993. For the first nine months of 1994, such profits were $6.5 million compared with $4.7 million for the first nine months of 1993.

The following table presents information on the significant categories of the Corporation's derivative financial instruments held in the trading portfolio:


Trading Portfolio
- -----------------

                               September 30, 1994      December 31, 1993
                               ------------------      -----------------

                               Notional   Fair           Notional   Fair
(in millions)                    Amount  Value(1)          Amount  Value(1)
                                -------   ------         --------  -------
Futures and Forwards            $19,080   $  0            $15,026   $  0
Interest Rate Swaps              11,296     60              6,732     84
Interest Rate Options:
  Written or Sold                12,633    (27)             5,744    (14)
  Purchased                      10,927     34              4,922     25

Foreign Exchange:
 Spot and forward contracts      19,789     (9)            21,592    (10)
 Options written or sold            732    (17)               613    (22)
 Options purchased                  907     14                691     21

(1) The trading portfolio is carried at fair value which represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. In certain cases, instruments are subject to daily cash settlements; as such, the fair value of these instruments is zero.


In connection with its asset and liability management, the Corporation uses both balance sheet instruments, such as U.S. Treasury securities, and derivatives to manage interest rate risk. Interest rate risk can be defined as an exposure to a movement in interest rates which could have a positive or negative effect on the Corporation's net income or financial position. Interest rate risk arises from the Corporation's normal banking activities due to an imbalance in the repricing or maturity schedules of assets and liabilities. The Corporation seeks to minimize its risk of exposure to changes in interest rates while also allowing for some imbalance which could enable it to profit from favorable market opportunities. Derivatives provide the Corporation with important flexibility in managing its interest rate exposure, enabling it to efficiently manage risk while minimizing the impact on balance sheet leverage and liquidity. For example, the Corporation may have floating rate liabilities funding fixed rate assets during a period of rising interest rates. Through the use of an interest rate swap, the Corporation can effectively convert its floating rate liabilities to a fixed rate funding source and safeguard its interest rate spread against rising rates.

Policies are established by management and approved by the Corporation's Board of Directors, which establish limits for the amount of the Corporation's income at risk and market value exposure that could result under various interest rate scenarios. To evaluate the Corporation's exposure to various potential changes in interest rates and to facilitate the management of interest rate risk, the Corporation uses computer simulation models which allow it to assess the impact on market value and net interest revenue from various interest rate scenarios given the Corporation's existing interest rate risk position. The Board of Directors has assigned implementation and monitoring of these limits to the Chairman of the Asset and Liability Committee. The Asset and Liability Committee also issues strategic directives that specify the extent to which these limits can be utilized considering the results of the interest rate and market value modeling and the Corporation's existing interest rate risk position. The amount of the Corporation's U.S. dollar structural interest rate risk position, which represents the significant portion of the Corporation's balance sheet, is currently subject to an aggregate limit of U.S. dollar interest rate risk exposure resulting from the effect of an adverse movement in interest rates on non-trading activities which may not exceed: (1) in the case of net interest income at risk, 2% of the Corporation's simulated net interest revenue over a one year period given a 100 basis point rate shock or a 200 basis point move in interest rates over the one year period; and (2) in the case of market value sensitivity, 2% of the Corporation's risk-based capital given a 100 basis point rate shock. The Corporation has generally operated well below these limits, however, no assurance can be given as to the level of future interest rate risk positions. In addition, the Corporation has established limits for its non-dollar interest rate risk by establishing notional limits derived from annual income at risk calculations. All overseas locations are required to report compliance with these notional limits on a monthly basis.

The following table presents information on the significant categories of the Corporation's derivative financial instruments held in the asset and liability management portfolio:


Asset and Liability Management Portfolio
- ----------------------------------------
                                       September 30, 1994                                            December 31, 1993
                             ----------------------------------------------           ----------------------------------------------
                                         Average                                                  Average
                             Notional  Remaining   Fair        Unrecognized           Notional  Remaining     Fair      Unrecognized
(in millions)                  Amount   Maturity  Value(1)    Gain/(Loss)(2)            Amount   Maturity    Value(1)        Gain(2)
                              -------  ---------  -------     --------------          --------  ---------    ---------  ------------
Futures and Forwards           $7,895   8 months  $   4             $   9               $3,581   3 months      $ 2             $ 2
Interest Rate Swaps             3,862    5 years   (182)             (183)               3,463    4 years       47              46
Interest Rate Options (3):
     Written or Sold            9,125   6 months     (7)               (4)                  39   6 months        0               0
     Purchased                 12,253   7 months     37                35                  414    3 years        5               5

Foreign Exchange -
  Spot and forward
   contracts                      231   4 months      4                 0                  556   3 months       13               0

(1) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. In certain cases, instruments are subject to daily cash settlements; as such, the fair value of these instruments is zero.

(2) Unrecognized gain or loss represents the amount of gain or loss, based on fair value, that has not been recognized in the income statement at the balance sheet date. Such amounts are recognized as an adjustment of yield over the period being managed. At September 30, 1994, unrecognized gain/(loss) includes $23 million of unrecognized gain, with a weighted average amortization period of 21 months, from contracts which have been terminated or transferred to the trading portfolio, compared with $15 million, with a weighted average amortization period of 12 months, at December 31, 1993. Additional information on the Corporation's accounting policies for derivatives can be found in the Corporation's 1993 Annual Report to Stockholders on pages 59 and 60, which is incorporated by reference in its 1993 Annual Report on Form 10-K.

(3) The increase in the notional amounts related to interest rate options from December 31, 1993 is due to transactions entered into during the first quarter of 1994 as the Corporation adjusted its strategy in response to rising domestic interest rates.

The following table summarizes the composition of the Corporation's interest rate swaps entered into for asset and liability management purposes as of September 30, 1994.




$ millions                                Maturity
- ----------
                                              1994    1995    1996    1997    1998    1999+             Total Notional
                                              ----    ----    ----    ----    ----    -----             --------------
Domestic:

  Receive fixed rate swaps:(a)
  Notional Amount                             $155    $390     $12    $169     $50   $1,840            $2,616
  Weighted average receive rate              5.63%   7.73%   7.11%   9.05%   5.46%    6.22%
  Weighted average pay rate                  4.98%   4.96%   5.60%   4.92%   5.25%    5.21%

  Pay fixed rate swaps:(a)
  Notional Amount                                0     422      44      49      17       45              $577
  Weighted average receive rate                  -   5.12%   5.00%   5.03%   4.85%    5.14%
  Weighted average pay rate                      -   4.78%   7.80%   8.31%   9.26%    7.31%

  Basis swaps:(b)
  Notional Amount                               25     142      21       5       2        0              $195
  Weighted average receive rate              4.99%   4.93%   4.94%   4.94%   4.94%        -
  Weighted average pay rate                  5.06%   4.86%   5.70%   5.70%   5.70%        -

Total Domestic:

  Notional Value                              $180    $954     $77    $223     $69   $1,885            $3,388
  Weighted average receive rate              5.54%   6.16%   5.25%   7.99%   5.29%    6.21%
  Weighted average pay rate                  4.99%   4.86%   6.84%   5.56%   6.37%    5.26%

Total International Notional Amount(c)        $474       0       0       0       0        0              $474

Total Consolidated Notional Amount            $654    $954     $77    $223     $69   $1,885            $3,862

(a) Of the receive fixed rate swaps, $1.1 billion were linked to floating rate loans, $1.2 billion were linked to fixed rate notes payable and the remainder principally to funds borrowed. Of the swaps linked to notes payable, $1 billion are scheduled to mature in 1999 and thereafter. Of the pay fixed swaps, $410 million were linked to short term funds borrowed and the remainder to principally loans and leases. All of the basis swaps were linked to loans.

(b) Basis swaps represent swaps where both the pay rate and receive rate are floating rates.

(c) The majority of the international portfolio (85%) is comprised of swaps conducted by the Corporation's Brazilian operation with a weighted average maturity of 28 days. These swaps typically include the exchange of floating rate indices which are limited to the Brazilian market.

As noted in the Asset and Liability Management Portfolio table above, there has been a substantial decline in the fair value and unrecognized gain/loss of interest rate-related derivatives between December 31, 1993 and September 30, 1994. This decline was mainly caused by the increase in domestic interest rates that occurred during the first nine months of 1994. Since these derivatives are used to manage the Corporation's overall domestic interest rate risk, however, these declines should be considered in connection with changes in the value and yields of the Corporation's domestic assets and liabilities over the same period. In this context, the overall effect on the Corporation from rising domestic interest rates during the first nine months of 1994 was positive. The decline in the fair value of the derivatives during the third quarter of 1994 was offset by changes in the value of assets and liabilities. In addition, domestic net interest revenue in the third quarter of 1994 improved by $ 20 million over the second quarter due to wider spreads that were attributable to the increase in rates on earning assets outpacing the rise in rates on interest bearing liabilities. At September 30, 1994, the Corporation maintained a modest risk position to benefit from potential future increases in domestic interest rates, however, this position can be changed quickly through the use of derivatives and/or balance sheet instruments as market conditions warrant.

                                    CAPITAL



In October 1994, the Board of Directors declared a quarterly common dividend of $.27 per share, payable on November 25 and representing a $.05 per share increase from the previous quarterly dividend. The payment and level of future common dividends will continue to be determined by the Board of Directors based on the Corporation's financial condition, recent earnings history and other factors.

The Corporation's Tier 1 and total capital ratios were 6.9% and 11.9%, respectively, at September 30, 1994, compared with 7.1% and 12.3%, respectively, at June 30, 1994. The Corporation's leverage ratio at September 30, 1994 was 6.4% compared with 6.6% at June 30, 1994. The decline in the ratios from June 30 is mainly a result of the acquisition of Pioneer. As of September 30, 1994, the capital ratios of the Corporation and all of its banking subsidiaries exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The capital categories of the Corporation's banking subsidiaries are determined solely for purposes of applying FDICIA's provisions and, accordingly, such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's banking subsidiaries. In order to assist the Corporation's banking subsidiaries to maintain regulatory capital at desired levels and in connection with its capital planning process, the Corporation has provided capital contributions to certain of its banking subsidiaries in the past, and may contribute additional capital to its banking subsidiaries in future periods, if needed, to assist the subsidiaries in maintaining capital ratios at desired levels. There were no capital contributions made to banking subsidiaries during the first nine months of 1994, however, the Corporation purchased a $180 million subordinated note, which qualifies as tier 2 capital, from The First National Bank of Boston (FNBB) during the first quarter of 1994.


                         ACQUISITIONS AND DIVESTITURES

The Corporation engages, and intends to continue to engage, in reviewing and discussing possible acquisitions and divestitures of various businesses in connection with the implementation of its business strategy. During 1994, the following events have occurred:

     . On January 31, 1994, the Corporation completed the sale of its domestic factoring business and recorded a pre-tax gain of $27 million. The sale of the Canadian factoring business was completed on October 31, 1994; a small gain will be recorded on this sale in the fourth quarter.

     . On May 27, 1994, the Corporation completed its acquisition of
       BankWorcester, a $1.5 billion bank holding company headquartered in Worcester, Massachusetts. Concurrent with the acquisition, BankWorcester's banking subsidiary, Worcester County Institution for Savings, was merged into FNBB.

     . On May 31, 1994, the Corporation completed the sale of its freight management business.

     . On June 24, 1994, the Corporation announced an agreement to sell two of its banking subsidiaries, Bank of Vermont and Casco Northern Bank, N.A. (Casco). At September 30, 1994, Casco and Bank of Vermont had $1.2 billion and $.7 billion of total assets, respectively. These sale transactions are subject to the purchaser obtaining required regulatory approvals.

     . On August 19, 1994, the Corporation completed its acquisition of
       Pioneer, a $.8 billion co-operative bank based in Middlesex County, Massachusetts. Concurrent with the acquisition, Pioneer was merged into FNBB.

     . On November 10, 1994, the Corporation announced a definitive agreement to acquire Ganis Credit Corporation (Ganis), a privately-held consumer finance company headquartered in Newport Beach, California, whose primary business involves collateralized lending for recreational vehicles and boats. Upon completion of the acquisition, the Corporation will pay Ganis stockholders approximately $20 million, and up to an additional $16 million based upon Ganis reaching certain performance goals over the next several years. The purchase price will be paid in shares of the Corporation's common stock, which is expected to be purchased by the Corporation in the open market. As of September 30, 1994, Ganis had 120 employees in 11 offices throughout the U.S. and approximately $30 million in total assets.

Additional information on certain of these purchase and sale transactions can be found in Note 2 to the Financial Statements.

                                 CREDIT PROFILE

The segments of the lending portfolio are as follows:

                                           Sept. 30        June 30       March 31        Dec. 31       Sept. 30
(in millions)                                  1994           1994           1994           1993           1993
                                          ---------     ----------     ----------     ----------     ----------
 Domestic:
 Commercial, industrial and financial      $ 11,987       $ 11,871       $ 12,064       $ 11,991       $ 11,380
 Commercial real estate:
    Construction                                464            499            542            617            705
    Other                                     3,110          3,084          2,851          3,123          3,054
                                             ------         ------         ------         ------         ------
         Total commercial real estate         3,574          3,583          3,393          3,740          3,759
 Real estate loans secured by
      1-4 family residential properties       4,878          4,215          3,923          4,159          4,291
 Loans to individuals                         2,373          2,283          1,795          1,610          1,556
 Lease financing                              1,312          1,263          1,257          1,264          1,226

 Unearned income                               (199)          (198)          (202)          (204)          (210)
                                             ------         ------         ------         ------         ------
                                             23,925         23,017         22,230         22,560         22,002
                                             ------         ------         ------         ------         ------
 International:
 Loans and lease financing, net of
      unearned income                         6,956          6,949          6,324          6,222          5,935
                                             ------         ------         ------         ------         ------
 Total loan and lease financing            $ 30,881       $ 29,966       $ 28,554       $ 28,782       $ 27,937
                                             ======         ======         ======         ======         ======

The $.9 billion increase in domestic loans and leases from June 30, 1994 was mainly due to the acquisition of Pioneer, which contributed approximately $540 million in mostly consumer-related loans to the September 30, 1994 balance sheet, coupled with higher levels of residential mortgages and a modest increase in commercial loans. International loans were comparable to the level at June 30, 1994, as continued growth in Argentina and an increase in United Kingdom loans were offset by a decline in Brazilian loans. The Brazilian portfolio was reduced during the third quarter as a result of the uncertainty surrounding the country's new economic program and presidential elections. Additional information on the Corporation's Brazilian cross-border outstandings can be found below under the caption "Cross-Border Outstandings".

A discussion of the Corporation's real estate lending activities is included in the Corporation's 1993 Annual Report to Stockholders on pages 39 through 41, which is incorporated by reference in its 1993 Annual Report on Form 10-K. The following tables set forth the Corporation's domestic commercial real estate loans, and domestic commercial real estate nonaccrual loans and OREO, by geographic location.

      DOMESTIC COMMERCIAL REAL ESTATE OUTSTANDINGS BY GEOGRAPHIC LOCATION

                                                                        Other                  Other
(in millions)                        Massachusetts  Connecticut  New England  Florida  Texas  States  Total

Balance at September 30, 1994 (1)           $1,592         $411         $686     $183   $159    $631  $3,662
                                            ======         ====         ====     ====   ====    ====  ======
Balance at December 31, 1993                $1,373         $607         $802     $187    $54    $823  $3,846
                                            ======         ====         ====     ====   ====    ====  ======

(1) Excludes assets transferred to accelerated disposition portfolio during 1994.

DOMESTIC COMMERCIAL REAL ESTATE NONACCRUAL LOANS AND OREO BY GEOGRAPHIC LOCATION

                                                                         Other                      Other
(in millions)                        Massachusetts   Connecticut   New England   Florida   Texas   States   Total

Balance at September 30, 1994 (1)              $80           $52           $36       $13      $5      $40    $226
                                              ====           ===           ===       ===     ===     ====    ====
Balance at December 31, 1993                  $103           $68           $52       $15      $8     $121    $367
                                              ====           ===           ===       ===     ===     ====    ====
Percent of related outstandings
   at September 30, 1994                         5%           13%            5%        7%      3%       6%      6%

Percent of related outstandings
   at December 31, 1993                          8%           11%            6%        8%     15%      15%     10%


(1) Excludes assets transferred to accelerated disposition portfolio during 1994.

                         HIGHLY LEVERAGED TRANSACTIONS

The Corporation's total loan portfolio at September 30, 1994 included $1.3 billion of highly leveraged transaction (HLT) loans to 78 customers, compared with $1.2 billion to 74 customers at June 30, 1994. The average HLT loan size was $16 million at September 30, 1994 and $17 million at June 30, 1994. The HLT loans are to customers operating in a variety of industries. The amount of unused commitments for HLTs at September 30, 1994 was $577 million, compared with $544 million at June 30, 1994. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At September 30, 1994, $23 million of the HLT portfolio was on nonaccrual status, compared with $24 million at June 30, 1994. Net credit losses from the HLT portfolio were $1 million in the third quarter of 1994 compared with $3 million in the preceding quarter. The Corporation actively manages the risks in its HLT portfolio, including adherence to special HLT lending limits and periodic reviews of the portfolio by senior managers. The Corporation has historically been involved in transactions that qualify as HLTs and it expects to continue to agent and participate in such transactions in the future. The Corporation, however, does not currently anticipate a substantial increase in HLT lending over the September 30, 1994 level. A discussion of the Corporation's HLT lending activities, policies and the effect of these activities on results of operations is included in the Corporation's 1993 Annual Report to Stockholders on pages 41 through 43, which is incorporated by reference in its 1993 Annual Report on Form 10-K.

                           NONACCRUAL LOANS AND OREO

The details of consolidated nonaccrual loans and OREO are as follows:


                                                      Sept. 30      June 30     March 31      Dec. 31      Sept. 30
(in millions)                                          1994(1)      1994(1)      1994(1)         1993          1993
                                                     ---------      -------     --------      -------      --------
Domestic:
Commercial, industrial and financial                    $  119       $  131       $  112       $  121        $  131
Commercial real estate:
  Construction                                              18           30           27           30            37
  Other                                                    119          160          134          231           225
                                                         -----        -----        -----        -----         -----
   Total commercial real estate                            137          190          161          261           262
Real estate loans secured by 1-4
 family residential properties                              35           30           17           64            65
Loans to individuals                                        15            9           13           10            13
Lease financing                                              0            0            0            1             1
                                                         -----        -----        -----        -----         -----
                                                           306          360          303          457           472
                                                         -----        -----        -----        -----         -----

International                                               71           87           96           94            86
                                                         -----        -----        -----        -----         -----
   Total nonaccrual loans                                  377          447          399          551           558
OREO                                                        93           71           66          108           136
                                                         -----        -----        -----        -----         -----
Total                                                   $  470       $  518       $  465       $  659        $  694
                                                         =====        =====        =====        =====         =====

Nonaccrual loans and OREO as a
 percent of related asset categories                       1.5%         1.7%         1.6%         2.3%          2.5%

(1) Excludes assets transferred to accelerated disposition portfolio during 1994.

The following table summarizes the changes in nonaccrual loans and OREO which have occurred during the last nine quarters:

                                              1992                                       1993                            1994
                                ------------------     --------------------------------------     ---------------------------
                                  Third     Fourth     First       Second     Third    Fourth     First      Second     Third
(in millions)                       Qtr        Qtr       Qtr          Qtr       Qtr       Qtr       Qtr         Qtr       Qtr
                                -------    -------    ------       ------    ------    ------    ------       -----    -----
Beginning balance               $ 1,323    $ 1,113    $  949       $  820    $  728    $  694    $  659       $ 465    $  518
Additions from acquisitions                                                                                      12         8
Additions                           184        180       107          117       135       127       169         173       132
Restructurings                     (104)       (29)      (13)         (14)
Transfers to accelerated
     disposition portfolio
     (before writedown)                                                                            (224)                  (28)
Sales, payments
     and other decreases           (180)      (187)     (132)        (115)     (105)     (103)      (88)        (80)     (104)
Credit losses and valuation
     write-downs (1)               (110)      (128)      (91)         (80)      (64)      (59)      (51)        (52)      (56)
                                  -----      -----      ----         ----      ----      ----      ----         ---      ----
Ending balance                  $ 1,113    $   949    $  820       $  728    $  694    $  659    $  465       $ 518    $  470
                                  =====      =====      ====         ====      ====      ====      ====         ===      ====

(1) Excludes net credit losses related to the transfer of assets to the accelerated disposition portfolio during 1994.

Nonaccrual loans and OREO declined $48 million from June 30, 1994, including the transfer of an additional $28 million of nonperforming assets to the accelerated disposition portfolio (see further discussion below under the caption "Accelerated Disposition Portfolio"). Nonaccrual loans and OREO represented 1.5% of related assets at September 30, 1994 compared with 1.7% of related assets at June 30, 1994. The level of nonaccrual loans and OREO is influenced by the economic environment, interest rates, the regulatory environment and other internal and external factors. As such, no assurance can be given as to future levels of nonaccrual loans and leases and OREO.


                       ACCELERATED DISPOSITION PORTFOLIO

During the first quarter of 1994, in order to expedite the disposition of a component of its remaining problem real estate assets and to strengthen its balance sheet, the Corporation transferred $378 million of lower quality real estate exposure to an accelerated disposition portfolio. At the point of transfer, and after an individual review of each exposure, the Corporation took a chargeoff of $119 million, leaving the March 31, 1994 carrying value of the pool at $259 million, of which $241 million related to balance sheet exposure. During the second quarter, this portfolio was reduced by $54 million principally as a result of dispositions. Also, in connection with the BankWorcester acquisition, the Corporation acquired certain loans which it classified as available for sale. These loans were added to the accelerated disposition portfolio at their estimated disposition value of $31 million. As a result of the second quarter activity, the level of the accelerated disposition portfolio was reduced to $236 million at June 30, 1994, of which $218 million related to balance sheet exposure.

During the third quarter of 1994, the Corporation transferred an additional $67 million of loans into the accelerated disposition portfolio. This pool consisted of two components: (1) loans, classified as available for sale, that were acquired in connection with the Pioneer acquisition and added to the accelerated disposition portfolio at their estimated disposition value of $11 million and (2) an additional $56 million of the Corporation's loans on which a chargeoff of $20 million was taken at the point of transfer into the portfolio. The aggregate carrying value of this pool at September 30, 1994 was $47 million. Also during the third quarter of 1994, the Corporation sold assets contained in the portfolio with a carrying value of $138 million and recorded a $20 million recovery on these transactions. As a result of the third quarter activity, the level of the accelerated disposition portfolio was reduced to $145 million at September 30, 1994, of which $127 million related to balance sheet exposure.


The carrying value of the September 30 portfolio approximates the estimated disposition value of the assets on a liquidation basis, and is not indicative of the value that would be realized if these assets were managed in the normal course of business or disposed of on a basis other than liquidation. Until liquidated, this portfolio will be carried at the lower of the established carrying value or estimated disposition value. The Corporation is actively engaged in a formal selling effort and, during October, 1994, sold approximately $50 million of the portfolio's remaining assets.


                               RENEGOTIATED LOANS

As part of its approach to managing credit, the Corporation renegotiates certain of its loans when a determination is made that greater economic value will ultimately be realized under the new terms than through foreclosure, liquidation or bankruptcy. Renegotiated loans totaled $72 million at September 30, 1994, compared with $81 million at June 30, 1994. The decline was due to the receipt of principal payments. The renegotiated loans outstanding at September 30, 1994, which had a yield of approximately 9 percent, are performing in accordance with their new terms and are not included in nonaccrual loans.

Renegotiated loans as of each of the last five quarter-ends were as follows:

                                        Sept. 30     June 30    March 31     Dec. 31    Sept. 30
(dollars in millions)                       1994        1994        1994        1993        1993
                                         -------     -------    --------     -------    --------
Renegotiated loans                         $  72       $  81       $ 116       $ 225       $ 244
                                            ====        ====        ====        ====        ====

Approximate yield on renegotiated loans        9%          9%          8%          8%          8%
                                            ====        ====        ====        ====        ====

In connection with the renegotiation of loans, the Corporation may obtain equity interests in the borrower. Under certain circumstances, the Corporation's investment in and loans to such borrowers are accounted for as investments and included in other assets. Such investments amounted to $36 million at September 30, 1994 compared with $41 million at June 30, 1994.

                           RESERVE FOR CREDIT LOSSES

The reserve for credit losses at September 30, 1994 was $677 million, or 2.19%, of outstanding loans and leases, compared with $676 million or 2.26% at June 30, 1994 and $799 million, or 2.86%, at September 30, 1993. The reserve for credit losses was 179% of nonaccrual loans and leases at September 30, 1994, compared with 151% at June 30, 1994 and 143% at September 30, 1993.

Net credit losses, excluding the 1994 chargeoffs and recoveries in connection with the accelerated disposition portfolio, were $32 million for the third quarter of 1994 and were $95 million for the first nine months of 1994. This compares with $46 million for the third quarter and $184 million for the first nine months of 1993. As a percentage of average loans and leases on an annualized basis, net credit losses, excluding the 1994 chargeoffs and recoveries in connection with the accelerated disposition portfolio, were .42% in the third quarter of 1994, compared with .41% for the second quarter of 1994 and .68% for the third quarter of 1993.


Net credit losses are as follows:

(in millions)
                                                        Third Quarter           Nine Months
                                                    -----------------      ----------------
                                                       1994*     1993        1994*     1993
                                                       ----      ----        ----      ----
Domestic:
Commercial, industrial and financial                $     6    $    7      $   10    $   33
Commercial real estate                                    7        11          25        59
Loans secured by 1-4 family residential properties        2         8           7        14
Loans to individuals                                     10        12          30        22
                                                       ----      ----        ----      ----
                                                         25        38          72       128
International                                             7         8          23        56
                                                       ----      ----        ----      ----
  Total                                             $    32    $   46      $   95    $  184
                                                       ====      ====        ====      ====

*Excludes credit losses and recoveries related to assets contained in the accelerated disposition portfolio.

                                 * * * * * * *

The economies of the United States and New England continued to improve and domestic interest rates continued to rise during the third quarter of 1994. Management, however, cannot currently predict to what extent the domestic economic recovery or future interest rate changes will affect future periods. In addition, it is uncertain what impact future changes in the economies in Latin America and other foreign countries where the Corporation does business will have on future periods, particularly in Brazil, which implemented a new economic program in July and elected a new president in October. No assurance, therefore, can be given that the positive trends achieved during the third quarter and first nine months of 1994 will continue.

                           CROSS-BORDER OUTSTANDINGS

Total cross-border outstandings, which are reported on a regulatory basis, represented 15% of consolidated total assets at September 30, 1994 compared with 14% at December 31, 1993. Cross-border outstandings in countries which individually amounted to 1% or more of consolidated total assets at September 30, 1994 and December 31, 1993 were approximately as follows:

                                                           Percentage of
                                                            Consolidated
    (dollars in millions)    Public  Banks  Other   Total   Total Assets   Commitments(2)
                             ------  -----  ------  ------  -------------  --------------
     September 30, 1994 (1)
     ----------------------
      Argentina                $200   $340  $1,440  $1,980           4.5%         $115
      Brazil                            50     620     670           1.5            20
      United Kingdom                    65     510     575           1.3           125
     December 31, 1993 (1)
     ----------------------
      Argentina                $255   $225  $1,025  $1,505           3.7%         $ 40
      Brazil                    110            695     805           2.0            20
      United Kingdom                    15     565     580           1.4           145

  (1) Cross-border outstandings in countries which fell between .75% and 1.0% of consolidated total assets at September 30, 1994 and December 31, 1993 were approximately as follows: Chile $390 million at September 30, 1994; Canada $315 million, Chile $395 million and Korea $310 million at December 31, 1993.

  (2) Included within commitments are letters of credit and guarantees and the undisbursed portion of loan commitments. Amounts presented are net of reallocations.

At September 30, 1994, approximately $3.7 billion of the Corporation's cross-border outstandings were to Less Developed Countries (LDCs), of which $3.0 billion were to Argentina, Brazil and Chile, three countries in which the Corporation maintains a branch network and subsidiaries. The $3.7 billion of LDC cross-border outstandings were mainly comprised of short-term performing trade credits, capital investments in branches and subsidiaries, and non-trade-related loans and leases not subject to country debt rescheduling agreements. The Corporation does not separately allocate a portion of its reserve for credit losses for LDC loans and leases; however, these loans and leases are considered in the determination of the adequacy of the overall reserve for credit losses.

Changes in aggregate cross-border outstandings to Argentina and Brazil since December 31, 1993 were approximately as follows:

(in millions)                                       Argentina           Brazil
                                                   ----------          -------
Cross-border outstandings at December 31, 1993   $     1,505         $    805
Change in non-trade-related loans and
 leases not subject to
country debt rescheduling                                334             (107)
Net change in trade-related
 cross-border outstandings, primarily
   short-term                                            (39)             (98)
Net change in investment and trading                     135               63
 securities
Net change in local currency assets
   funded by non-local currency                                             4
   liabilities
Net change in placements                                  38
Other                                                      7                3
                                                       -----             ----
Cross-border outstandings at September 30, 1994  $     1,980(1)      $    670(2)
                                                       =====             ====

     (1) Approximately 51% are non-trade-related local dollar loans funded by locally generated dollar liabilities and approximately 23% are trade-related outstandings.

     (2) Approximately 62% are trade-related outstandings

As noted in the discussion above, primarily under the caption "Brazil", a new economic program was implemented on July 1 and a new president was elected on October 3, 1994. Given the present and future uncertainties related to these two events, the Corporation reduced the level of its Brazilian cross-border outstandings during the third quarter to $670 million at September 30, 1994 from $950 million at June 30, 1994. This decline was mainly accomplished through reductions in trade-related and non-trade-related cross-border loans. The Corporation is currently evaluating the effects of the economic program, including certain banking reform measures which have been announced and continue to be modified by the government as they assess the overall impact of the economic plan. As the various aspects of the economic program evolve, the Corporation will assess the levels of Brazilian cross-border outstandings and may increase or decrease the balance from the September 30 level as market conditions warrant and permit. No assurance can be given at this time, however, as to the future level of the Corporation's cross-border outstandings to Brazil.

The Corporation has not experienced and does not expect to experience any collection problems stemming from currency restrictions or foreign exchange liquidity problems on its current portfolio of LDC cross-border outstandings, including its cross-border outstandings to Argentina and Brazil, however, there can be no assurance that such problems will not occur in the future.

Consolidated Balance Sheet Averages by Quarter
Last Nine Quarters
(in millions)

                                                   1992                                        1993                             1994
                                      -----------------     ---------------------------------------     ----------------------------
                                           3          4          1          2          3          4          1          2          3
                                      -----------------     ---------------------------------------     ----------------------------
ASSETS
Interest bearing deposits in
   other banks                      $  1,222   $  1,252   $  1,262   $  1,422   $  1,305   $  1,185   $  1,083   $    902   $  1,131
Federal funds sold and
   securities purchased under
   agreements to resell                1,092        801      1,309      1,089      1,367      2,005      2,447      3,485      2,595
Trading securities                       233        242        290        276        300        259        452        402        618
Loans held for sale                      640        869        682        944      1,334      1,314        960        824        651
Securities                             4,521      4,907      3,909      3,838      3,561      3,194      2,945      3,164      3,489
Loans and lease financing             25,577     25,269     25,224     25,854     26,953     28,172     28,615     29,105     30,362
                                      ------     ------     ------     ------     ------     ------     ------     ------     ------
     Total earning assets             33,285     33,340     32,676     33,423     34,820     36,129     36,502     37,882     38,846
Other assets                           3,589      3,956      3,775      4,078      4,248      4,274      4,712      4,820      5,079
                                      ------     ------     ------     ------     ------     ------     ------     ------     ------
     TOTAL ASSETS                   $ 36,874   $ 37,296   $ 36,451   $ 37,501   $ 39,068   $ 40,403   $ 41,214   $ 42,702   $ 43,925
                                      ======     ======     ======     ======     ======     ======     ======     ======     ======

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Deposits:
Domestic offices:
   Noninterest bearing              $  3,762   $  4,220   $  4,031   $  4,397   $  4,578   $  4,863   $  4,633   $  4,403   $  4,477
   Interest bearing                   20,567     20,084     19,245     18,580     18,360     18,096     17,110     16,672     17,309
Overseas offices:
   Noninterest bearing                   360        362        349        336        387        469        497        393        415
   Interest bearing                    4,322      4,214      4,537      4,881      5,218      5,819      6,375      6,764      7,703
                                      ------     ------     ------     ------     ------     ------     ------     ------     ------
        Total deposits                29,011     28,880     28,162     28,194     28,543     29,247     28,615     28,232     29,904
Federal funds purchased and
    repurchase agreements              1,708      2,207      1,705      2,315      3,430      3,787      3,619      4,014      3,728
Other funds borrowed                   1,713      1,507      1,436      1,606      1,485      1,603      2,411      4,124      3,633
Notes payable                          1,186      1,223      1,669      1,670      1,752      1,876      2,194      1,957      1,987
Other liabilities                        919        957        886      1,022      1,085      1,073      1,433      1,404      1,625
Stockholders' equity                   2,337      2,522      2,593      2,694      2,773      2,817      2,942      2,971      3,048
                                      ------     ------     ------     ------     ------     ------     ------     ------     ------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY         $ 36,874   $ 37,296   $ 36,451   $ 37,501   $ 39,068   $ 40,403   $ 41,214   $ 42,702   $ 43,925
                                      ======     ======     ======     ======     ======     ======     ======     ======     ======

Consolidated Statement of Income by Quarter - Taxable Equivalent Basis Last Nine Quarters
(in millions, except per share amounts)

                                                        1992                                    1993                           1994
                                             ---------------     -----------------------------------     --------------------------
                                                 3         4         1         2         3         4         1          2         3
                                             -----     -----     -----     -----     -----     -----     -----      -----     -----
Net Interest Revenue                       $ 327.9   $ 336.3   $ 324.2   $ 330.5   $ 340.8   $ 349.3   $ 340.7    $ 374.5   $ 423.9
Taxable equivalent adjustment                  2.1       3.7       1.8       1.7       2.3       2.0       1.5        1.5       1.3
                                             -----     -----     -----     -----     -----     -----     -----      -----     -----
Total net interest revenue                   330.0     340.0     326.0     332.2     343.1     351.3     342.2      376.0     425.2
Provision for credit losses                   44.5      23.0      22.5      27.6      10.0      10.0      45.0       25.0      25.0
                                             -----     -----     -----     -----     -----     -----     -----      -----     -----
Net interest revenue after
    provision for credit losses              285.5     317.0     303.5     304.6     333.1     341.3     297.2      351.0     400.2
                                             -----     -----     -----     -----     -----     -----     -----      -----     -----

Noninterest Income:
Financial service fees                        81.1      88.9      71.3      92.6      90.9      95.2      92.4       93.9     104.3
Trust and agency fees                         41.1      42.0      43.9      45.2      43.1      45.5      47.7       50.3      50.6
Trading profits and commissions                5.5        .5       6.9       5.8       6.9       3.9       3.9        1.2      10.9
Securities portfolio gains                     8.7       1.5       6.4       6.0      11.0       8.8       3.9        5.9       1.3
Other income                                  40.9      45.7      45.9      41.4      39.3      35.6      87.2       41.0      35.1
                                             -----     -----     -----     -----     -----     -----     -----      -----     -----
      Total noninterest income               177.3     178.6     174.4     191.0     191.2     189.0     235.1      192.3     202.2
                                             -----     -----     -----     -----     -----     -----     -----      -----     -----

Noninterest Expense:
Salaries                                     154.9     163.7     159.1     161.7     160.4     153.3     157.8      161.5     168.1
Employee benefits                             30.4      25.6      37.5      33.7      32.2      32.7      36.9       37.0      38.6
Occupancy expense                             31.7      31.0      32.2      32.2      32.2      31.3      31.9       33.1      35.2
Equipment expense                             24.6      25.5      25.6      24.0      23.3      23.4      23.6       23.4      24.2
Merger and restructuring charges                                                      85.0                           16.4       5.0
Other expense                                123.9     141.2     121.3     116.7     107.1     105.9      96.5      101.0     107.2
                                             -----     -----     -----     -----     -----     -----     -----      -----     -----
   Total noninterest expense                 365.5     387.0     375.7     368.3     440.2     346.6     346.7      372.4     378.3
                                             -----     -----     -----     -----     -----     -----     -----      -----     -----
Income before income
   taxes, extraordinary items and
   cumulative effect of changes in
   accounting principles                      97.3     108.6     102.2     127.3      84.1     183.7     185.6      170.9     224.1
                                             -----     -----     -----     -----     -----     -----     -----      -----     -----
Provision for income taxes                    40.3      42.7      40.9      54.2      40.4      79.2      81.4       74.9      98.8
Taxable equivalent adjustment                  2.1       3.7       1.8       1.7       2.3       2.0       1.5        1.5       1.3
                                             -----     -----     -----     -----     -----     -----     -----      -----     -----
                                              42.4      46.4      42.7      55.9      42.7      81.2      82.9       76.4     100.1
                                             -----     -----     -----     -----     -----     -----     -----      -----     -----
Income before extraordinary
   items and cumulative effect of
   changes in accounting principles           54.9      62.2      59.5      71.4      41.4     102.5     102.7       94.5     124.0
Extraordinary items                           19.0      17.3                                              (6.6)
Cumulative effect of changes in
   accounting principles, net                                     24.2
                                             -----     -----     -----     -----     -----     -----     -----      -----     -----
NET INCOME                                 $  73.9   $  79.5   $  83.7   $  71.4   $  41.4   $ 102.5   $  96.1    $  94.5   $ 124.0
                                             =====     =====     =====     =====     =====     =====     =====      =====     =====
Per Common Share:
Income before
   extraordinary items and
   cumulative effect of changes in
   accounting principles:
     Primary                               $   .47   $   .52   $   .49   $   .60   $   .30   $   .88   $   .88    $   .80   $  1.07
     Fully diluted                             .46       .50       .48       .59       .30       .85       .85        .77      1.04
Net Income:
     Primary                               $   .65   $   .68   $   .72   $   .60   $   .30   $   .88   $   .82    $   .80   $  1.07
     Fully diluted                             .63       .66       .70       .59       .30       .85       .79        .77      1.04
Cash dividends declared                                  .10       .10       .10       .10       .10       .22        .22       .22

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis
Quarter Ended September 30, 1994


In Millions of Dollars
- ---------------------------------------------------------------------------------------------------------------------
                        ASSETS                                                    Average                     Average
                                                                                   Volume      Interest(1)       Rate
                                                                                 ------------------------------------
Interest Bearing Deposits with
                   Other Banks    U.S.                                          $     144     $     1.8          4.81%
                                  International                                       987          36.6         14.76
                                                                                 --------      --------
                                     Total                                          1,131          38.4         13.50
                                                                                 --------      --------      --------
 Federal Funds Sold and Resale
                    Agreements    U.S.                                              1,317          14.7          4.42
                                  International                                     1,278         208.4         64.69
                                                                                 --------      --------
                                     Total                                          2,595         223.1         34.11
                                                                                 --------      --------      --------
            Trading Securities    U.S.                                                242           3.5          5.71
                                  International                                       376          26.3         27.75
                                                                                 --------      --------
                                     Total                                            618          29.8         19.12
                                                                                 --------      --------      --------
           Loans Held for Sale    U.S. (2)                                            651          10.1          6.17
                                                                                 --------      --------      --------
                    Securities    U.S.
                                    Available For Sale (4)                          1,300          19.1          5.83
                                    Held to Maturity                                1,626          24.4          5.95
                                  International
                                    Available For Sale (4)                            373          14.1         15.00
                                    Held to Maturity                                  190           4.0          8.35
                                                                                 --------      --------
                                     Total                                          3,489          61.6          7.00
                                                                                 --------      --------      --------
              Loans and Leases
      (Net of Unearned Income)    U.S.                                             23,431         463.2          7.84
                                  International                                     6,931         258.7         14.81
                                                                                 --------      --------
                                     Total Loans and Leases (3)                    30,362         721.9          9.43
                                                                                 --------      --------      --------
                                  Interest-Earning Assets                          38,846       1,084.9         11.08
                                                                                               --------      --------
                                  Non-Interest-Earning Assets                       5,079
                                                                                 --------
                                  Total Assets                                  $  43,925
                                                                                 ========
                                  -----------------------------------------------------------------------------------
               LIABILITIES AND
          STOCKHOLDERS' EQUITY
                      Deposits    U.S.
                                     Savings Deposits                           $   9,897     $    51.4          2.06%
                                     Time Deposits                                  7,412          83.9          4.49
                                  International                                     7,703         198.6         10.23
                                                                                 --------      --------
                                     Total                                         25,012         333.9          5.30
                                                                                 --------      --------      --------
       Federal Funds Purchased
     and Repurchase Agreements    U.S.                                              3,596          35.8          3.94
                                  International                                       132          17.0         50.98
                                                                                 --------      --------
                                     Total                                          3,728          52.8          5.61
                                                                                 --------      --------      --------
          Other Funds Borrowed    U.S.                                              2,506          31.0          4.91
                                  International                                     1,127         211.3         74.37
                                                                                 --------      --------
                                     Total                                          3,633         242.3         26.46
                                                                                 --------      --------      --------
                 Notes Payable    U.S.                                              1,836          27.8          6.01
                                  International                                       151           2.9          7.76
                                                                                 --------      --------
                                     Total                                          1,987          30.7          6.14
                                                                                 --------      --------      --------
                                  Total Interest-Bearing Liabilities               34,360         659.7          7.62
                                                                                               --------      --------
                                  Demand Deposits U.S.                              4,477
                                  Demand Deposits International                       415
                                  Other Non-Interest-Bearing Liabilities            1,625
                                  Total Stockholders' Equity                        3,048
                                                                                 --------
                                  Total Liabilities and Stockholders' Equity    $  43,925
                                                                                 ========
                                  -----------------------------------------------------------------------------------

          NET INTEREST REVENUE
            AS A PERCENTAGE OF
              AVERAGE INTEREST
                EARNING ASSETS    U.S.                                          $  28,710     $   319.3          4.41%
                                  International                                    10,136         105.9          4.15
                                                                                 --------      --------
                                     Total                                      $  38,846     $   425.2          4.34%
                                                                                 ========      ========
- ---------------------------------------------------------------------------------------------------------------------

(1) This data is shown with income on a fully taxable equivalent basis.
(2) Amounts include the Corporation's accelerated disposition portfolio.
(3) Data for loans includes nonaccrual and renegotiated balances as well as fees earned on loans.

(4) Average rate for Securities Available for sale is based on the securities' amortized cost.

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis
Quarter Ended September 30, 1993

In Millions of Dollars
- --------------------------------------------------------------------------------------------------------------------
                        ASSETS                                                    Average                    Average
                                                                                   Volume     Interest(1)       Rate
                                                                                ------------------------------------
Interest Bearing Deposits with
                   Other Banks    U.S.                                          $     365    $     2.8          3.04%
                                  International (4)                                   940         33.2         14.02
                                                                                 --------     --------
                                     Total                                          1,305         36.0         10.95
                                                                                 --------     --------      --------
Federal Funds Sold and Resale
                   Agreements     U.S.                                                734          5.7          3.05
                                  International (4)                                   633         34.7         21.74
                                                                                 --------     --------
                                     Total                                          1,367         40.4         11.70
                                                                                 --------     --------      --------
           Trading Securities     U.S.                                                171          1.6          3.67
                                  International (4)                                   129          1.3          4.09
                                                                                 --------     --------
                                     Total                                            300          2.9          3.85
                                                                                 --------     --------      --------
          Loans Held for Sale     U.S. (2)                                          1,334         23.8          7.09
                                                                                 --------     --------      --------
                   Securities     U.S. (5)                                          3,081         45.1          5.81
                                  International (4) (5)                               480         20.3         16.67
                                                                                 --------     --------
                                     Total                                          3,561         65.4          7.28
                                                                                 --------     --------      --------
             Loans and Leases
     (Net of Unearned Income)     U.S.                                             21,282        404.2          7.54
                                  International (4)                                 5,671        128.9          9.02
                                                                                 --------     --------
                                     Total Loans and Leases (3)                    26,953        533.1          7.85
                                                                                 --------     --------      --------
                                  Interest-Earning Assets                          34,820        701.6          7.99
                                                                                 --------     --------      --------
                                  Non-Interest-Earning Assets                       4,248
                                                                                 --------
                                  Total Assets                                  $  39,068
                                                                                 ========
- --------------------------------------------------------------------------------------------------------------------
              LIABILITIES AND
         STOCKHOLDERS' EQUITY
                     Deposits     U.S.
                                   Savings Deposits                             $   9,457    $    49.7          2.12%
                                   Time Deposits                                    8,903        100.3          4.47
                                  International (4)                                 5,218        105.7          8.04
                                                                                 --------     --------
                                     Total                                         23,578        255.7          4.30
                                                                                 --------     --------      --------
      Federal Funds Purchased
    and Repurchase Agreements     U.S.                                              3,326         25.7          3.06
                                  International (4)                                   104          6.2         23.82
                                                                                 --------     --------
                                     Total                                          3,430         31.9          3.69
                                                                                 --------     --------      --------
         Other Funds Borrowed     U.S.                                                830         12.6          6.03
                                  International (4)                                   655         29.5         17.88
                                                                                 --------     --------
                                     Total                                          1,485         42.1         11.25
                                                                                 --------     --------      --------
                Notes Payable     U.S.                                              1,681         27.0          6.37
                                  International (4)                                    71          1.8          9.63
                                                                                 --------     --------
                                     Total                                          1,752         28.8          6.51
                                                                                 --------     --------      --------
                                  Total Interest-Bearing Liabilities               30,245        358.5          4.72
                                                                                              --------      --------
                                  Demand Deposits U.S.                              4,578
                                  Demand Deposits International                       387
                                  Other Non-Interest-Bearing Liabilities            1,085
                                  Total Stockholders' Equity                        2,773
                                                                                 --------
                                  Total Liabilities and Stockholders' Equity    $  39,068
                                                                                 ========
- --------------------------------------------------------------------------------------------------------------------
         NET INTEREST REVENUE
           AS A PERCENTAGE OF
             AVERAGE INTEREST
               EARNING ASSETS     U.S.                                          $  26,967    $   283.9          4.18%
                                  International                                     7,853         59.2          2.99
                                                                                 --------     --------
                                     Total                                      $  34,820   $    343.1          3.91%
                                                                                 ========    =========
- --------------------------------------------------------------------------------------------------------------------

(1) This data is shown with income on a fully taxable equivalent basis.
(2) Amounts include the Corporation's accelerated disposition portfolio.
(3) Data for loans includes nonaccrual and renegotiated balances as well as fees earned on loans.

(4) During the first quarter of 1994, the Corporation reclassified the translation gains and losses associated with Brazilian local currency earning assets and interest bearing liabilities from noninterest income to interest income and interest expense, respectively, and reclassified all prior periods. This reclassification is more fully discussed in Note 11 to the Financial Statements.
(5) Prior to January 1, 1994, average balances for Securities Available for Sale and Securities Held to Maturity were not separately accumulated.

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis
Nine Months Ended September 30, 1994

In Millions of Dollars
- --------------------------------------------------------------------------------------------------------------------
                        ASSETS                                                    Average                    Average
                                                                                   Volume     Interest  (1)     Rate
                                                                                ------------------------------------
Interest Bearing Deposits with
                   Other Banks    U.S.                                          $     192   $      5.7          3.93%
                                  International (4)                                   848         73.6         11.62
                                                                                   ------      -------
                                     Total                                          1,040         79.3         10.20
                                                                                   ------      -------         -----
Federal Funds Sold and Resale
                   Agreements     U.S.                                              1,495         43.5          3.89
                                  International (4)                                 1,346        412.1         40.95
                                                                                   ------      -------
                                     Total                                          2,841        455.6         21.44
                                                                                   ------      -------         -----
           Trading Securities     U.S.                                                179          6.9          5.14
                                  International (4)                                   310         50.3         21.73
                                                                                   ------      -------
                                     Total                                            489         57.2         15.65
                                                                                   ------      -------         -----
          Loans Held for Sale     U.S. (2)                                            811         38.5          6.36
                                                                                   ------      -------         -----
                   Securities     U.S.
                                    Available For Sale (5)                          1,206         60.0          6.65
                                    Held to Maturity                                1,467         59.1          5.39
                                  International (4)
                                    Available For Sale (5)                            320         35.7         14.92
                                    Held to Maturity                                  210         12.4          7.89
                                                                                   ------      -------
                                     Total                                          3,203        167.2          6.98
                                                                                   ------      -------         -----
             Loans and Leases
     (Net of Unearned Income)     U.S.                                             22,720      1,288.1          7.58
                                  International (4)                                 6,646        565.7         11.38
                                                                                   ------      -------
                                     Total Loans and Leases (3)                    29,366      1,853.8          8.44
                                                                                   ------      -------         -----
                                  Interest-Earning Assets                          37,750      2,651.6          9.39
                                                                                               -------         -----
                                  Non-Interest-Earning Assets                       4,871
                                                                                   ------
                                  Total Assets                                  $  42,621
                                                                                   ======
                                ------------------------------------------------------------------------------------
              LIABILITIES AND
         STOCKHOLDERS' EQUITY
                     Deposits     U.S.
                                    Savings Deposits                            $   9,525   $    140.5          1.97%
                                    Time Deposits                                   7,506        250.2          4.46
                                  International (4)                                 6,951        424.9          8.17
                                                                                   ------      -------
                                     Total                                         23,982        815.6          4.55
                                                                                   ------      -------         -----
      Federal Funds Purchased
    and Repurchase Agreements     U.S.                                              3,559         96.7          3.63
                                  International (4)                                   228         48.0         28.21
                                                                                   ------      -------
                                     Total                                          3,787        144.7          5.11
                                                                                   ------      -------         -----
         Other Funds Borrowed     U.S.                                              2,211         80.5          4.87
                                  International (4)                                 1,180        374.7         42.48
                                                                                   ------      -------
                                     Total                                          3,391        455.2         17.95
                                                                                   ------      -------         -----
                Notes Payable     U.S.                                              1,920         82.6          5.75
                                  International (4)                                   125         10.1         10.77
                                                                                   ------      -------
                                     Total                                          2,045         92.7          6.06
                                                                                   ------      -------         -----
                                  Total Interest-Bearing Liabilities               33,205      1,508.2          6.07
                                                                                               -------         -----
                                  Demand Deposits U.S.                              4,504
                                  Demand Deposits International                       435
                                  Other Non-Interest-Bearing Liabilities            1,488
                                  Total Stockholders' Equity                        2,989
                                                                                   ------
                                  Total Liabilities and Stockholders' Equity    $  42,621
                                                                                   ======
                                ------------------------------------------------------------------------------------
         NET INTEREST REVENUE
           AS A PERCENTAGE OF
             AVERAGE INTEREST
               EARNING ASSETS     U.S.                                          $  28,071   $    892.9          4.25%
                                  International                                     9,679        250.5          3.46
                                                                                   ------      -------
                                     Total                                      $  37,750   $  1,143.4          4.05%
                                                                                   ======      =======
- --------------------------------------------------------------------------------------------------------------------

(1) This data is shown with income on a fully taxable equivalent basis.
(2) Amounts include the Corporation's accelerated disposition portfolio.
(3) Data for loans includes nonaccrual and renegotiated balances as well as fees earned on loans.

(4) During the first quarter of 1994, the Corporation reclassified the translation gains and losses associated with Brazilian local currency earning assets and interest bearing liabilities from noninterest income to interest income and interest expense, respectively, and reclassified all prior periods. This reclassification is more fully discussed in Note 11 to the Financial Statements.

(5) Average rate for Securities Available for sale is based on the securities' amortized cost.

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis
Nine Months Ended September 30, 1993

In Millions of Dollars
- --------------------------------------------------------------------------------------------------------------------
                        ASSETS                                                    Average                    Average
                                                                                   Volume     Interest  (1)     Rate
                                                                                ------------------------------------
Interest Bearing Deposits with
                   Other Banks    U.S.                                          $     367   $      8.8          3.20%
                                  International (4)                                   963         99.4         13.80
                                                                                   ------      -------
                                     Total                                          1,330        108.2         10.87
                                                                                   ------      -------         -----
Federal Funds Sold and Resale
                   Agreements     U.S.                                                860         19.8          3.07
                                  International (4)                                   395         64.0         21.66
                                                                                   ------      -------
                                     Total                                          1,255         83.8          8.93
                                                                                   ------      -------         -----
           Trading Securities     U.S.                                                146          4.2          3.87
                                  International (4)                                   143          2.4          2.23
                                                                                   ------      -------
                                     Total                                            289          6.6          3.06
                                                                                   ------      -------         -----
         Loans Held for Sale      U.S. (2)                                            989         54.1          7.31
                                                                                   ------      -------         -----
                  Securities      U.S. (5)                                          3,333        148.3          5.95
                                  International (4) (5)                               435         52.4         16.10
                                                                                   ------      -------
                                     Total                                          3,768        200.7          7.12
                                                                                   ------      -------         -----
            Loans and Leases
    (Net of Unearned Income)     U.S.                                              20,657      1,191.0          7.71
                                 International                                      5,373        378.1          9.41
                                                                                   ------      -------
                                     Total Loans and Leases (3)                    26,030      1,569.1          8.06
                                                                                   ------      -------         -----
                                  Interest-Earning Assets                          33,661      2,022.5          8.03
                                                                                               -------         -----
                                  Non-Interest-Earning Assets                       4,016
                                                                                   ------
                                  Total Assets                                  $  37,677
                                                                                   ======
                                ------------------------------------------------------------------------------------
             LIABILITIES AND
        STOCKHOLDERS' EQUITY
                    Deposits      U.S.
                                    Savings Deposits                            $   9,350   $    165.0          2.40%
                                    Time Deposits                                   9,375        329.6          4.70
                                  International (4)                                 4,882        271.5          7.44
                                                                                   ------      -------
                                     Total                                         23,607        766.1          4.34
                                                                                   ------      -------         -----
     Federal Funds Purchased
   and Repurchase Agreements      U.S.                                              2,366         52.6          2.98
                                  International (4)                                   124         14.8         15.83
                                                                                   ------      -------
                                     Total                                          2,490         67.4          3.62
                                                                                   ------      -------         -----
        Other Funds Borrowed      U.S.                                                922         34.7          5.02
                                  International (4)                                   587         68.3         15.56
                                                                                   ------      -------
                                     Total                                          1,509        103.0          9.12
                                                                                   ------      -------         -----
               Notes Payable      U.S.                                              1,602         77.4          6.46
                                  International (4)                                    95          7.3         10.25
                                                                                   ------      -------
                                     Total                                          1,697         84.7          6.67
                                                                                   ------      -------         -----
                                  Total Interest-Bearing Liabilities               29,303      1,021.2          4.68
                                                                                               -------         -----
                                  Demand Deposits U.S.                              4,337
                                  Demand Deposits International                       357
                                  Other Non-Interest-Bearing Liabilities              999
                                  Total Stockholders' Equity                        2,681
                                                                                   ------
                                  Total Liabilities and Stockholders' Equity    $  37,677
                                                                                   ======
                                ------------------------------------------------------------------------------------
        NET INTEREST REVENUE
          AS A PERCENTAGE OF
            AVERAGE INTEREST
              EARNING ASSETS      U.S.                                          $  26,352   $    806.7          4.09%
                                  International                                     7,309        194.6          3.56
                                                                                   ------      -------
                                     Total                                      $  33,661   $  1,001.3          3.98%
                                                                                   ======      =======
- --------------------------------------------------------------------------------------------------------------------

(1) This data is shown with income on a fully taxable equivalent basis.
(2) Amounts include the Corporation's accelerated disposition portfolio.
(3) Data for loans includes nonaccrual and renegotiated balances as well as fees earned on loans.

(4) During the first quarter of 1994, the Corporation reclassified the translation gains and losses associated with Brazilian local currency earning assets and interest bearing liabilities from noninterest income to interest income and interest expense, respectively, and reclassified all prior periods. This reclassification is more fully discussed in Note 11 to the Financial Statements.
(5) Prior to January 1, 1994, average balances for Securities Available for Sale and Securities Held to Maturity were not separately accumulated.

Change in Net Interest Revenue - Volume and Rate Analysis

The following table summarizes the changes in net interest revenue, on a fully taxable equivalent basis, by the amount resulting from changes in rate and the amount resulting from changes in volume.

Third Quarter 1994 Compared With Third Quarter 1993 - (in millions)

                                        United States                          International                         Consolidated
                                             Increase                               Increase                             Increase
                                           (Decrease)                             (Decrease)                           (Decrease)
                                               Due to                                 Due to                               Due to
                                            Change in                              Change in                            Change in
                                                  Net                                    Net                                  Net
                      Volume(2)    Rate        Change        Volume(2)    Rate        Change       Volume(2)   Rate        Change
                      ---------    ----        ------        ---------    ----        ------       ---------   ----        ------
Interest Income:
Loans and
 lease financing     $  42.5    $  16.5       $  59.0       $  47.1    $  82.7       $ 129.8      $  81.1   $ 107.7       $ 188.8

Other earning
 assets                 (5.6)        .2          (5.4)         92.1      107.8         199.9         26.3     168.2         194.5

Adjustment (1)          (4.2)       4.2             0         (15.9)      15.9             0          5.0      (5.0)            0
                      ------     ------        ------        ------     ------        ------       ------    ------        ------

Total interest
 income                 32.7       20.9          53.6         123.3      206.4         329.7        112.4     270.9         383.3

Total interest
 expense                13.3        4.9          18.2          99.5      183.5         283.0         68.4     232.8         301.2
                      ------     ------        ------        ------     ------        ------       ------    ------        ------

Net Interest
 Revenue             $  19.4    $  16.0       $  35.4       $  23.8    $  22.9       $  46.7      $  44.0   $  38.1       $  82.1
                      ======     ======        ======        ======     ======        ======       ======    ======        ======

Nine Months 1994 Compared With Nine Months 1993 - (in millions)


                                        United States                          International                         Consolidated
                                             Increase                               Increase                             Increase
                                            (Decrease)                             (Decrease)                           (Decrease)
                                               Due to                                 Due to                               Due to
                                            Change in                              Change in                            Change in
                                                  Net                                    Net                                  Net
                      Volume(2)    Rate        Change        Volume(2)    Rate        Change       Volume(2)   Rate        Change
                      ---------    ----        ------        ---------    ----        ------       ---------   ----        ------
Interest Income:
Loans and lease
 financing           $ 117.1    $ (20.0)      $  97.1       $ 108.3    $  79.3       $ 187.6      $ 210.7   $  74.0       $ 284.7

Other earning
 assets                (13.6)      (7.9)        (21.5)        211.3      154.6         365.9         71.6     272.8         344.4

Adjustment (1)         (11.3)      11.3             0         (38.2)      38.2             0          5.0      (5.0)            0
                      ------     ------        ------        ------     ------        ------       ------    ------        ------

Total interest
 income                 92.2      (16.6)         75.6         281.4      272.1         553.5        287.3     341.8         629.1

Total interest
 expense                37.5      (48.1)        (10.6)        220.0      277.6         497.6        163.4     323.6         487.0
                      ------     ------        ------        ------     ------        ------       ------    ------        ------

Net Interest
 Revenue             $  54.7    $  31.5       $  86.2       $  61.4    $  (5.5)     $   55.9      $ 123.9   $  18.2       $ 142.1
                      ======     ======        ======        ======     ======        ======       ======    ======        ======

(1) Adjustment to reflect the effect on total volume and rate changes of the differences in the component mix of earning assets and interest bearing liabilities between periods.

(2) The change due to the volume/rate variance has been allocated to volume.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         As previously reported, in March, 1993, a complaint was filed in Delaware Chancery Court against the Corporation, Bancorp and Bancorp's directors who voted in favor of the Corporation's acquisition of Bancorp. The action was brought by a Bancorp stockholder, individually and as a class action on behalf of all Bancorp stockholders of record on the date the acquisition was announced, and sought an injunction with respect to the proposed acquisition and damages in an unspecified amount. In July 1993, the Corporation acquired Bancorp. In December 1993, the Chancery Court granted summary judgment in favor of the Corporation, Bancorp and Bancorp's former directors. The plaintiff has appealed that decision to the Delaware Supreme Court. A hearing before a three-judge panel of the Court was held on April 5, 1994, and a second hearing was held before the full panel on October 21, 1994.

         As previously reported, in June 1985 a complaint was filed against FNBB in the U.S. District Court for the District of New Hampshire by private plaintiffs on behalf of the United States in a qui tam action under 3l U.S.C. # 3729, known as the False Claims Act. The complaint alleges that FNBB failed to disclose, or made false statements, to the Farmer's Home Administration (FmHA) in connection with securing and inducing payment on guarantees from the FmHA on loans by FNBB and certain investors to Stranway Corporation and its subsidiary Elmendorf Board Corporation. Damages are alleged in the amount of $50,000,000, plus interest, costs and attorneys fees. The United States, which must decide at the outset whether to take over civil prosecution of a False Claims Act suit initiated by a private plaintiff, has declined to enter an appearance in and take over the action. The action was transferred to the District of Massachusetts. On October 13, 1994, the District Court entered an order (1) denying plaintiff's' motion to substitute a new qui tam plaintiff and (2) dismissing the complaint against FNBB without prejudice to the original qui tam plaintiff reinstating the action within 30 days. FNBB denies the allegations in the complaint and, if the matter were to be reinstated, intends to defend the action vigorously.

         As previously reported, in January 1994, the Securities and Exchange Commission (Commission) commenced an administrative proceeding against the Corporation. The administrative proceeding relates to the Commission's claim that the Corporation's second quarter 1989 Form 10-Q did not disclose known trends or uncertainties with respect to the Corporation's credit portfolio and specifically its domestic commercial real estate portfolio. The Corporation reported a significant loss in the third quarter of 1989 as a result of adding to its reserve for credit losses, primarily due to deterioration in the credit quality of its domestic commercial real estate portfolio. Management believes that the disclosures made in its second quarter 1989 Form 10-Q were appropriate and intends to defend the action vigorously. A hearing before an administrative law judge was conducted in May 1994, and the parties subsequently filed post-trial briefs. Although management cannot predict the outcome of this proceeding, an unfavorable outcome will not result in any monetary penalties to the Corporation.

Item 5.  Other Information.

         On November 10, 1994, the Corporation announced that it had reached a definitive agreement to acquire Ganis Credit Corporation (Ganis). Ganis, based in Newport Beach, California, is a privately held consumer finance company whose primary business involves collateralized lending for recreational vehicles and boats. At September 30, 1994, Ganis had approximately $30 million in assets and 11 offices located in California, Texas, Florida, Pennsylvania and Massachusetts. Under the terms of the agreement, the shareholders of Ganis will receive approximately $20 million upon consummation of the transaction, plus up to an additional $16 million based upon Ganis reaching performance goals over the next several years. The purchase price will be paid in the Corporation's Common Stock and the Corporation expects to buy shares of its Common Stock in the market sufficient to cover the shares to be issued in the transaction. The Ganis transaction has been approved by the boards of directors of both companies and is subject to certain regulatory filings. The Corporation's objective is to consummate the Ganis transaction during the first quarter of 1995, although no assurance can be given that the transaction will be completed within this time frame.

Recent Legislation

         On September 23, 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (Development Act) was enacted. The Development Act establishes financial and other assistance for entities involved primarily in community development activities. The Development Act's provisions also make changes in a number of areas including, among others: (i) increasing restrictions on some types of high interest loans; (ii) improving small business access to capital; (iii) requiring federal banking agencies to, among other things, coordinate examinations and establish uniform regulations and guidelines where appropriate; (iv) simplifying and expediting the processing and approvals for certain applications; (v) clarifying the FDIC's powers as a conservator or receiver; (vi) expanding the exemptions available to a holding company's subsidiary banks with respect to FDICIA's audit requirements; (v) adding flexibility to FDICIA's safety and soundness standards by, among other things, permitting their issuance as guidelines and allowing banking agencies more discretion in handling noncompliance; (vi) amending certain requirements on insider loans;
(vii) modifying local residency requirements for national bank directors; (viii) limiting the applicability of certain real estate settlement procedures; and
(ix) extending some management interlocks exemptions.

    On September 28, 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (Interstate Act) was enacted. The Interstate Act's provisions, among other things: (i) permit bank holding companies to acquire control of banks in any state beginning September 28, 1995, subject to (a) specified maximum national and state deposit concentration limits; (b) any applicable state law provisions requiring that the acquired bank has to have been in existence for a specified period of up to 5 years; (c) any applicable nondiscriminatory state provisions that make an acquisition of a bank contingent upon a requirement to hold a portion of such bank's assets available for call by a state sponsored housing entity; and (d) applicable anti-trust laws; (ii) authorize interstate mergers by banks in different states, including branching through bank mergers, beginning June 1, 1997, subject to the provisions noted in (i) and to any state laws that opt in as of an earlier date or opt out of the provision entirely;
(iii) authorize states to enact legislation permitting interstate de novo branching; and (iv) provide for certain additional limitations on foreign bank activities.

    The full impact of the Development Act and the Interstate Act will not be completely known until the enactment and implementation by the various federal banking agencies of the underlying regulations and actions required by the Acts. However, it is anticipated that the Development Act may reduce certain regulatory burdens on financial institutions and the Interstate Act may facilitate consolidation within multilevel financial institutions and in the banking industry.



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

            27    Financial Data Schedule


    (b)     Current Reports on Form 8-K.

            During the third quarter of 1994, the Corporation did not file any Current Reports on Form 8-K.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BANK OF BOSTON CORPORATION



                                         /S/Ira Stepanian
                                         ------------------------------
                                         Ira Stepanian
                                         Chairman of the Board of Directors and
                                          Chief Executive Officer



                                         /S/William J. Shea
                                         ------------------------------
                                         William J. Shea
                                         Vice Chairman,
                                          Chief Financial Officer and
                                          Treasurer



November 14, 1994
- -----------------
  Date