Form 10-K405
BANK OF BOSTON CORP
filed 1995-03-30
CIK 36672

                                 FORM 10-K
           SECURITIES AND EXCHANGE COMMISSION, WASHINGTON, D.C. 20549
(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                  For the fiscal year ended December 31, 1994
                                      OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
           For the transition period from ___________ to __________

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

          Securities registered pursuant to Section 12(b) of the Act:
          -----------------------------------------------------------
Title of each class
-------------------
Common Stock, par value $2.25 per share
Preferred Stock Purchase Rights
Adjustable Rate Cumulative Preferred Stock, Series A (liquidation preference $50 per share)
Adjustable Rate Cumulative Preferred Stock, Series B (liquidation preference $50 per share)
Adjustable Rate Cumulative Preferred Stock, Series C (liquidation preference
  $100 per share)
Depositary Shares, each representing one-tenth of a share of 8.60% Cumulative
  Preferred Stock, Series E (liquidation preference $25 per Depositary Share) Depositary Shares, each representing one-tenth of a share of 7 7/8% Cumulative
  Preferred Stock, Series F (liquidation preference $25 per Depositary Share)

                   Name of each exchange on which registered:
                   ------------------------------------------
Each class is registered on the Boston Stock Exchange and on the New York Stock
                                    Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None
       -------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of shares of common        Number of shares of common
stock held by non-affiliates of Registrant as     stock outstanding as of
of February 24, 1995                              February 24, 1995
---------------------------------------------     --------------------------
   $ 3,228,114,968                                  107,571,821
Documents Incorporated by Reference:
------------------------------------
1. Pertinent extracts from Registrant's 1994 Annual Report to Stockholders (Parts I, II and IV).
2. Pertinent extracts from Registrant's Proxy Statement in connection with the Registrant's 1995 Annual Meeting of Stockholders (Part III).

                                     INDEX

Name of Item                                                    Page
------------                                                    ----
                                     PART I

Item 1.    Business............................................   3
           Statistical Disclosure by Bank Holding Companies....  13
Item 2.    Properties..........................................  18
Item 3.    Legal Proceedings...................................  18
Item 3A.   Executive Officers of the Corporation...............  21
Item 4.    Submission of Matters to a Vote
             of Security Holders...............................  22

                                    PART II

Item 5.    Market for Registrant's Common Equity and
             Related Stockholder Matters.......................  22
Item 6.    Selected Financial Data.............................  22
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............  22
Item 8.    Financial Statements and Supplementary Data.........  23
Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...............  23

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..  24
Item 11.   Executive Compensation..............................  24
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management....................................  24
Item 13.   Certain Relationships and Related Transactions......  24

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K.......................................  25

                                   SIGNATURES

           Signatures.......................................... II-1


                                     PART I

Item 1.  Business.

                                THE CORPORATION

Bank of Boston Corporation (the "Corporation") is a registered bank holding company, organized in 1970 under Massachusetts law with both national and international operations. Through its subsidiaries, the Corporation is engaged in providing a wide variety of retail, corporate and international financial services to individuals, corporate and institutional customers, governments and other financial institutions. These services include retail banking, consumer finance, private banking, trust, mortgage origination and servicing, domestic corporate and investment banking, leasing, international banking, commercial real estate lending, correspondent banking, and securities and payments processing. The Corporation's principal subsidiary is The First National Bank of Boston ("FNBB"), a national banking association with its headquarters in Massachusetts. Other major banking subsidiaries of the Corporation are Bank of Boston Connecticut ("BKB Connecticut") and Rhode Island Hospital Trust National Bank ("Hospital Trust"). As previously reported, the Corporation entered into agreements in June, 1994 for the sale of two of its subsidiaries, Bank of Vermont and Casco Northern Bank, N.A. ("Casco"). The sales of Bank of Vermont and Casco were completed on January 27, 1995 and February 16, 1995, respectively.

          As of December 31, 1994, approximately 77% of the Corporation's total loan volume consisted of domestic loans and leases, with the balance overseas. The Corporation's banking subsidiaries currently maintain 272 branches in Massachusetts, Rhode Island and Connecticut. The Corporation, through its subsidiaries, has a presence in 31 states of the United States and in 23 foreign countries. As of December 31, 1994, the Corporation's subsidiaries employed, in the aggregate, 18,355 full-time equivalent employees in their domestic and foreign operations.

          The executive office of the Corporation and the head office of FNBB are located at 100 Federal Street, Boston, Massachusetts 02110 (Telephone (617) 434-2200).

                          BUSINESS OF THE CORPORATION

          The Corporation's business is generally focused in the areas of personal banking, corporate banking and global banking. The Corporation's management is comprised of the Chairman's Office, which consists of Chairman and Chief Executive Officer Ira Stepanian, President and Chief Operating Officer Charles K. Gifford, Vice Chairman Edward A. O'Neal, and Vice Chairman, Chief Financial Officer and Treasurer William J. Shea, and a Corporate Working Committee. The Corporation's business is made up of core business units and corporate-wide support areas, each led by an executive with authority to operate and manage his or her respective area. These twenty-six executives, along with the members of the Chairman's Office, comprise the Corporate Working Committee. These core business and corporate wide support areas work closely with one another and each is linked to one of the members of the Chairman's Office. For discussions of the Corporation's business activities, including its lending activities, its cross-border outstandings and the management of its off-balance sheet exposure, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 31 through 53, including "Cross-Border Outstandings" and "Emerging Markets Countries" on pages 41 through 44, and "Interest Rate Risk Management" on pages 50 and 51, of the Corporation's 1994 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto and which discussions are incorporated herein by reference.

          Activities in which the Corporation and its subsidiaries are presently engaged or which they may undertake in the future are subject to certain statutory and regulatory restrictions. Banks and bank holding companies are extensively regulated under both federal and state law. There are various legal limitations upon the extent to which bank subsidiaries of the Corporation can finance or otherwise supply funds to the Corporation or certain of its affiliates. See "Supervision and Regulation."

          For financial information on the Corporation's revenue, income and average assets attributable to its domestic and international operations, see "Segment Information" which appears in Note 26 to the Financial Statements and "Cross-Border Outstandings" and "Emerging Markets Countries," which appear on page 41 and pages 42 through 44, respectively, of the Corporation's 1994 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto and which information is hereby incorporated by reference.

                     COMPETITION AND INDUSTRY CONSOLIDATION

          The Corporation's subsidiaries compete with other major financial institutions, including commercial banks, investment banks, mutual savings banks, savings and loan associations, credit unions, consumer finance companies, money market funds and other nonbank institutions, such as insurance companies, major retailers, brokerage firms, and investment companies in New England, throughout the United States, and internationally. Principal methods of competing effectively in the financial services industry are to improve customer service through the quality and range of services available, to improve efficiencies and to price services competitively.

          One outgrowth of the competitive environment discussed above has been significant consolidation within the financial services industry both on a national and regional level. The Corporation engages on an ongoing basis in reviewing and discussing possible acquisitions of financial institutions and banking and other assets, as well as reviewing and discussing possible strategic partnerships and joint ventures, in order to expand its business and enhance customer service incident to the implementation of its business strategy. In May 1994, the Corporation completed its acquisition of BankWorcester Corporation ("BankWorcester"), the holding company for Worcester County Institution for Savings, which had approximately $1.5 billion in assets. In August 1994, the Corporation completed its acquisition of Pioneer Financial, A Co-operative Bank ("Pioneer Bank"), based in Middlesex County, Massachusetts, which had approximately $800 million in assets. On February 10, 1995, the Corporation completed its acquisition of Ganis Credit Corporation ("Ganis"), a consumer finance company based in California. Ganis, which had loan origination volume of approximately $380 million in 1994, engages primarily in collateralized lending for recreational vehicles and boats. The Corporation intends to continue to explore opportunities as they arise in order to take advantage of the continuing consolidation in the financial services industry and improve service to its customers.

          In September 1994, federal legislation was enacted which permits certain interstate banking transactions. It is anticipated that this legislation may facilitate consolidation within financial institutions that currently have separate operations in two or more states and in the financial services industry. See "Supervision and Regulation" for a discussion of the impact of this and other legislation upon the Corporation and its subsidiaries.

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

          Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Corporation and its subsidiaries are subject are discussed below along with certain regulatory matters concerning the Corporation and its bank subsidiaries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Corporation and its subsidiaries.

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

          Under the BHCA, the Corporation is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing or controlling banks or furnishing services to, or acquiring premises for, its affiliated banks. The Corporation may, however, engage in, and own voting shares of companies engaging in certain activities determined by the Federal Reserve Board, by order or by regulation, to be so closely related to banking or to managing or controlling banks "as to be a proper incident thereto." The location of such "nonbank" subsidiaries of the Corporation is not restricted geographically under the BHCA. The Corporation is required by the BHCA to file with the Federal Reserve Board periodic reports and such additional reports as the Federal Reserve Board may require. The Federal Reserve Bank of Boston (the "Federal Reserve") performs examinations of the Corporation and certain of its subsidiaries.

          Since the Corporation is also a bank holding company under the laws of Massachusetts, the Commissioner of Banks for The Commonwealth of Massachusetts (the "Massachusetts Commissioner") has authority to require certain reports from the Corporation from time to time and to examine the Corporation and each of its subsidiaries other than national banking associations. Prior approval of the Massachusetts Board of Bank Incorporation (the "BBI") also may be required before the Corporation may acquire any additional commercial banks located in Massachusetts. Acquisitions by the Corporation of non-Massachusetts banks or bank holding companies may be subject to the prior approval by both the Massachusetts and the applicable state or federal banking regulators. Massachusetts has an interstate bank acquisition law which permits banking organizations outside Massachusetts to acquire Massachusetts banking organizations if the state law of the acquirer permits acquisitions of banking organizations in that state by Massachusetts-based banking organizations. Legislation has been proposed in Massachusetts to provide for an early opt-in to the federal interstate banking legislation. See "Legislation" below with respect to the federal interstate banking legislation enacted in 1994.

          Massachusetts has a business combinations law which provides that if any acquirer buys 5% or more of a target company's stock without the prior approval of the target company's board of directors, it generally may not (i) complete the acquisition through a merger, (ii) pledge or sell any assets of the target company, or (iii) engage in other self-dealing transactions with the target company for a period of three years. The prior board approval requirement does not apply if the acquirer buys at least 90% of the target company's outstanding stock in the transaction in which it crosses the 5% threshold or if the acquirer, after crossing the threshold, obtains the approval of the target company's board of directors and two-thirds of the target company's stock held by persons other than the acquirer. This legislation automatically applies to Massachusetts corporations, including the Corporation, which did not elect to "opt out" of the statute. Massachusetts law also provides for classified boards of directors for most public companies incorporated in Massachusetts, unless the company elected to "opt out" of the law. As a result of this law, the Corporation's Board of Directors is divided into three classes of Directors and the three-year terms of the classes are staggered.

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

          The purpose of the Rights is to encourage potential acquirers to negotiate with the Corporation's Board of Directors prior to attempting a takeover and to provide the Board with leverage in negotiating on behalf of all stockholders the terms of any proposed takeover. The Rights may have certain anti-takeover effects. The Rights should not interfere, however, with any merger or other business combination approved by the Board of Directors. For a further discussion of the Corporation's stockholder rights plan, see the description of the Rights set forth in the Corporation's registration statement on Form 8-A relating to the Rights (including the Rights Agreement, dated as of June 28, 1990, between the Corporation and FNBB, as Rights Agent, which is attached as an exhibit to the Form 8-A), which is incorporated herein by reference.

                      The Corporation's Bank Subsidiaries

General

          The Corporation's bank subsidiaries that are national banks are subject to the supervision of, and are regularly examined by the Office of the Comptroller of the Currency (the "OCC"). The Corporation's state-chartered bank subsidiary is subject to the supervision of, and is regularly examined by, the Federal Deposit Insurance Corporation (the "FDIC") as well as by its state regulator. The Corporation's subsidiary banks' domestic deposits are insured by the Bank Insurance Fund of the FDIC to the extent allowed by law and, accordingly, the banks are subject to the regulations of the FDIC. As members of the Federal Reserve System, the nationally chartered banks are also subject to regulation by the Federal Reserve Board. Hospital Trust, as a member of the Federal Home Loan Bank of Boston, is also subject to the regulations of the Federal Housing Finance Board.

FIRREA

          Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled bank or (ii) any assistance provided by the FDIC to a commonly controlled bank in danger of default. The term "default" is defined as the appointment of a conservator or receiver for such bank and "in danger of default" as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. In addition, FIRREA broadened the enforcement powers of the federal banking agencies, including the power to impose fines and penalties over all financial institutions. Further, under FIRREA the failure to meet capital guidelines could subject a financial institution to a variety of regulatory actions, including the termination of deposit insurance by the FDIC.

FDICIA

          The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") also provides for expanded regulation of financial institutions. Under FDICIA, banks are placed in one of five capital categories, ranging from "well-capitalized" to "critically undercapitalized," for which the federal banking agencies have established specific capital ratio levels. Pursuant to the agencies' regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of at least 5% and is not subject to a cease and desist order, formal agreement, capital directive, or prompt corrective action directive that requires it to achieve or maintain a higher level of capital. At December 31, 1994, all of the Corporation's banking subsidiaries satisfied the requirements of the "well capitalized" category. The capital categories of the Corporation's bank subsidiaries are determined solely for purposes of applying FDICIA's provisions, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's bank subsidiaries.

          FDICIA imposes significant operational and management restrictions on banks that are not considered at least "adequately capitalized". Under FDICIA, a bank in the "undercapitalized" category must submit a capital restoration plan guaranteed by its parent company and is subject to limitations in numerous areas including, but not limited to: asset growth; acquisitions; branching; new business lines; acceptance of brokered deposits; and borrowings from the Federal Reserve. Progressively more burdensome restrictions are applied to banks in the "significantly undercapitalized" or "critically undercapitalized" categories. In addition, a bank's primary federal banking agency may downgrade the bank's capital category to the next lower category if the agency determines that the bank is in an unsafe or unsound condition or engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receiving a rating on the bank's most recent examination of three or worse (on a scale of 1 (best) to 5 (worst)), with respect to its asset quality, management, earnings or liquidity.

          FDICIA and the regulations issued thereunder also have (i) placed limitations on the use of brokered deposits by banks that are less than well capitalized; (ii) established restrictions on the investments and activities of state chartered banks; (iii) implemented uniform real estate lending rules; (iv) prescribed standards to limit credit exposure risks between banks; (v) revised risk-based capital rules to include components related to interest rate risk;
(vi) amended various consumer banking laws; (vii) increased restrictions on loans to a bank's insiders; (viii) established safety and soundness standards in a number of areas; and (ix) implemented requirements with respect to independent audits, audit committees and certain management reports related to financial statements, internal controls and compliance with designated laws and regulations.

Other Regulatory Restrictions

          The FDIC's deposit insurance assessments have moved from a flat-rate system to a risk-based system. The risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank's risk to the Bank Insurance Fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. During 1994, the FDIC's risk-based system provided that the highest and lowest premiums assessable per $100 of insured deposits were $.31 and $.23, respectively.

          The Corporation's domestic subsidiary banks and the subsidiaries of such banks are subject to a large number of other regulatory restrictions, including certain restrictions upon: (i) any extensions of credit by such banks to, from or for the benefit of the Corporation and the Corporation's nonbank affiliates (collectively with the Corporation, the "Affiliates"), (ii) the purchase of assets or services from or the sale of assets or the provision of services to Affiliates, (iii) the issuance of a guarantee, acceptance or letter of credit on behalf of or for the benefit of Affiliates, (iv) the purchase of securities of which an Affiliate is a principal underwriter during the existence of the underwriting and (v) investments in stock or other securities issued by Affiliates or acceptance thereof as collateral for an extension of credit. The Corporation and all of its subsidiaries, including FNBB, are also subject to certain restrictions with respect to engaging in the issue, flotation, underwriting, public sale or distribution of certain types of securities. In addition, under both the BHCA and regulations which have been issued by the Federal Reserve Board, the Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of any property or the furnishing of any service. In operations in other countries, the Corporation and FNBB are also subject to restrictions imposed by the laws and banking authorities of such countries.

          The Corporation's bank subsidiaries are also required to maintain cash reserves against deposits and are subject to restrictions, among others, upon
(i) the nature and amount of loans which they may make to a borrower; (ii) the nature and amount of securities in which they may invest; (iii) the amount which may be invested in bank premises; (iv) the geographic location of their branches; and (v) the nature and extent to which they can borrow money.

Dividends

          The payment of dividends by the Corporation is determined by the Board of Directors based on the Corporation's liquidity, asset quality profile, capital adequacy, and recent earnings history, as well as economic conditions and other factors, including applicable government regulations and policies and the amount of dividends payable to the Corporation by its subsidiaries.

          In 1994, the aggregate dividends declared by the Corporation on its common and preferred stock were approximately $136 million. For each of the first three quarters of 1994, a dividend of $.22 per share was declared and paid on the Corporation's common stock. In the fourth quarter of 1994 and the first quarter of 1995, the Corporation declared and paid a dividend on its common stock of $.27 per share.

          The Corporation is a legal entity separate and distinct from its subsidiary banks and its other nonbank subsidiaries. The Corporation's revenues (on a parent company only basis) result primarily from interest and dividends paid to the Corporation by its subsidiaries. The right of the Corporation, and consequently the right of creditors and stockholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries), except to the extent that claims of the Corporation in its capacity as a creditor may be recognized.

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

          Various federal and state laws, regulations and policies limit the ability of the Corporation's subsidiaries to pay dividends to the Corporation. Federal banking law requires the approval of the OCC if the aggregate total of the dividends declared by any of the Corporation's national bank subsidiaries in any calendar year will exceed the bank's net profits, as defined by applicable regulation, for that year combined with retained net profits for the preceding two years. Also, state law requires the approval of state bank regulatory authorities if the dividends declared by state banks exceed similar prescribed limits. In 1994, an aggregate of approximately $125 million of dividends were declared and paid by three of the Corporation's bank subsidiaries and one nonbank subsidiary. The payment of any future dividends by the Corporation's subsidiaries will be determined based on a number of factors, including the subsidiary's liquidity, asset quality profile, capital adequacy and recent earnings history. See the related discussions set forth below in "Capital" and "Legislation."

Capital

          Information concerning the Corporation and its bank subsidiaries with respect to capital is set forth under the caption "Capital Management" in the Corporation's 1994 Annual Report to Stockholders on pages 52 and 53, which pages are included in Exhibit 13 hereto and which discussion is incorporated herein by reference. See also "Legislation" below and "Dividends" above.

Legislation

          In addition to extensive existing government regulation, federal and state statutes and regulations can change in unpredictable ways, often with significant effects on the way in which financial institutions may conduct business. The enactment of banking legislation such as FIRREA and FDICIA has affected the banking industry by, among other things, broadening the powers of the federal banking agencies in a number of areas. Other legislation which has been enacted in recent years has substantially increased the level of competition among commercial banks, thrift institutions and non-banking institutions, including insurance companies, brokerage firms, mutual funds, investment banks and major retailers.

          On September 23, 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Development Act") was enacted. The Development Act establishes financial and other assistance for entities involved primarily in community development activities. The Development Act's provisions also make changes in a number of areas including, among others: (i) increasing restrictions on some types of high interest loans; (ii) improving small business access to capital; (iii) requiring federal banking agencies to, among other things, coordinate examinations and establish uniform regulations and guidelines where appropriate; (iv) simplifying and expediting the processing and approvals for certain applications; (v) clarifying the FDIC's powers as a conservator or receiver; (vi) expanding the exemptions available to a holding company's subsidiary banks with respect to FDICIA's audit requirements; (vii) adding flexibility to FDICIA's safety and soundness standards by, among other things, permitting their issuance as guidelines and allowing banking agencies more discretion in handling noncompliance; (viii) amending certain requirements on insider loans; (ix) modifying local residency requirements for national bank directors; (x) limiting the applicability of certain real estate settlement procedures; and (xi) extending some management interlocks exemptions.

          On September 28, 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Act") was enacted. The Interstate Act's provisions, among other things: (i) permit bank holding companies to acquire control of banks in any state beginning September 28, 1995, subject to (a) specified maximum national and state deposit concentration limits; (b) any applicable state law provisions requiring that the acquired bank has to have been in existence for a specified period of up to 5 years; (c) any applicable nondiscriminatory state provisions that make an acquisition of a bank contingent upon a requirement to hold a portion of such bank's assets available for call by a state sponsored housing entity; and (d) applicable anti-trust laws; (ii) authorize interstate mergers by banks in different states, including branching through bank mergers, beginning June 1, 1997, subject to the provisions noted in
(i) and to any state laws that opt in as of an earlier date or opt out of the provision entirely; (iii) authorize states to enact legislation permitting interstate de novo branching; and (iv) provide for certain additional limitations on foreign bank activities.

          The full impact of the Development Act and the Interstate Act will not be completely known until the enactment and implementation by the various federal banking agencies of the underlying regulations and actions required by the Acts. However, it is anticipated that the Development Act may reduce certain regulatory burdens on financial institutions and the Interstate Act may facilitate consolidation within financial institutions that currently have separate operations in two or more states and in the financial services industry.

          Additional legislation which is considered from time to time could affect the business of the Corporation. See also "Supervision and Regulation -- the Corporation" discussed above.

Regulatory Matters

          During 1994, the remaining regulatory agreements between certain of the Corporation's subsidiaries and their respective regulatory agencies were terminated. Information on the agreements is set forth below.

          As previously reported, in 1991, BKB Connecticut entered into a stipulation and agreement with the Connecticut Banking Commissioner. The agreement was terminated in July 1994 as a result of progress made by BKB Connecticut in the areas addressed in the agreement.

          As previously reported, in May and June of 1994, the Corporation merged Mechanics Bank, South Shore Bank and Multibank West into FNBB. As a result of those mergers, a 1992 memorandum of understanding between South Shore Bank and the FDIC and the Massachusetts Commissioner and a 1991 order between Multibank West and the FDIC ceased to be in effect.

          As previously reported, in January 1994, the Securities and Exchange Commission (the "Commission") commenced an administrative proceeding against the Corporation. The administrative proceeding relates to the Commission's claim that the Corporation's second quarter 1989 Form 10-Q did not disclose known trends or uncertainties with respect to the Corporation's credit portfolio, and specifically, its domestic commercial real estate portfolio. The Corporation reported a significant loss in the third quarter of 1989 as a result of adding to its reserve for credit losses, primarily due to deterioration in the credit quality of its domestic commercial real estate portfolio. Management believes that the disclosures made in its second quarter 1989 Form 10-Q were appropriate and intends to defend the action vigorously. A hearing before an administrative law judge was conducted in May 1994, and the parties subsequently filed post-trial briefs. Although management cannot predict the outcome of this proceeding, an unfavorable outcome will not result in any monetary penalties to the Corporation.

                 GOVERNMENTAL POLICIES AND ECONOMIC CONDITIONS

          The earnings and business of the Corporation and its subsidiaries are affected by a number of external influences. The economic and political conditions in which the Corporation and its subsidiaries operate can vary greatly. Such conditions can include volatile foreign exchange markets and, in certain countries, high rates of inflation and foreign exchange liquidity problems. In 1994, the U.S. economy continued to grow at a strong pace. Economic expansion in New England, though more moderate, also showed continued momentum, and the Corporation experienced improved domestic loan demand over the course of the past year. Since the state of the regional economy reflects structural as well as cyclical forces, it is expected that New England will continue to lag the nation in job growth, as it has since the late 1980's.

          The Corporation's earnings and business are also affected by the policies of various government and regulatory authorities in New England and throughout the United States, as well as foreign governments and international agencies, including, in the United States, the Federal Reserve Board. Important functions of the Federal Reserve Board, in addition to those enumerated under "Supervision and Regulation" above, are to regulate the supply of money and of bank credit, to deal with general economic conditions within the United States and to be responsive to international economic conditions. From time to time, the Federal Reserve Board and the central banks of foreign countries have taken specific steps to effect changes in the value of the United States dollar in foreign currency markets as well as to control domestic inflation and to control the country's money supply. The instruments of monetary policy employed by the Federal Reserve Board for these purposes (including interest rates and the level of cash reserves banks are required to maintain against deposits) influence, in various ways the interest rates paid on interest bearing liabilities and the interest received on earning assets, as well as the overall level of bank loans, investments and deposits. Inflation has generally had a minimal impact on the Corporation because substantially all of its assets and liabilities are of a monetary nature and a large portion of its operations are based in the United States, where inflation has been low. Prospective domestic and international economic and political conditions and the policies of the Federal Reserve Board, as well as other domestic and international regulatory authorities, may effect the future business and earnings of the Corporation.

          During the first quarter of 1995, certain emerging markets countries including those in Latin America have experienced, to varying degrees, stress in world financial markets and local financial system strains, including pressure on the banking systems. Concern has focused on areas such as currency exchange rates, system liquidity, public budgets, external debt servicing requirements, balance of payments and prospects for economic growth in various countries. The difficulties in Latin America have been significantly influenced by economic problems in Mexico and the devaluation of the Mexican peso in December 1994. This is particularly true in Argentina, a country where the Corporation maintains significant local banking operations, and where the banking system has come under stress. The government of Argentina has taken steps in the first quarter aimed at addressing these issues. Brazil, another country where the Corporation has significant local operations, has also taken actions in the first quarter pursuant to its economic program to deal with the strains on their financial system. While the Corporation cannot predict the ultimate outcome of these various government actions or the effect of the stresses on the Argentine banking system, the financial markets in Argentina and Brazil reflected some stabilization in late March.

          To date, the economic strains in Latin America have not had a significant effect on the Corporation's results of operations or financial condition and while spreads recently have increased due to higher interest rates, the Corporation expects some deterioration in credit quality over time in Argentina. If the government actions which are currently being undertaken in Argentina are not effective or if the banking system in Argentina is strained further, particularly with regard to banking system liquidity, the Corporation's Argentine operation could experience adverse effects including stress on local liquidity, deterioration in credit quality, increased credit costs, reduction in value of its securities portfolio, and declines in its loan volume.

          It is expected that the economic situation in Latin America, including the effects of world financial markets on these economies, will continue to be unsettled. It is not possible to predict what effect the economic situation in Latin America will have on those local economies or the Corporation. The Corporation will continue to monitor the economic situation in those Latin American countries in which the Corporation has local operations or cross-border exposure, particularly in Argentina and Brazil. Additional information with respect to these countries is included in "Cross-Border Outstandings," and "Emerging Markets Countries" on pages 41 through 44 of the Corporation's 1994 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto and which discussions are incorporated herein by reference.

          This section should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" contained in the Corporation's 1994 Annual Report to Stockholders on pages 31 through 53, which pages are included in Exhibit 13 hereto and which discussion is incorporated herein by reference.

                STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

   The information set forth below is being provided in accordance with the Securities Exchange Act of 1934, Industry Guide 3.

Average Balances and Interest Rates

   The information required by this item is presented on pages 54 through 56 of the Corporation's 1994 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

Change in Net Interest Revenue-Volume and Rate Analysis: 1994 compared with 1993, and 1993 compared with 1992

   The information required by this item is presented on page 57 of the Corporation's 1994 Annual Report to Stockholders, which page is included in
Exhibit 13 hereto, and such information is incorporated herein by reference.

Securities

The following table sets forth the carrying values of securities held to maturity on the dates indicated:


December 31                             1994      1993      1992
(in millions)
U.S. Treasury                         $    12   $   317   $   285
U.S. government agencies
   and corporations -
   Mortgage-backed securities           1,449     1,046     1,775
States and political subdivisions          30        29        51
Foreign debt securities                   123       109       125
Other debt securities                                         175
Marketable equity securities                                   31
Other equity securities                    89        68       193
                                        -----     -----     -----
                                      $ 1,703   $ 1,569   $ 2,635
                                        =====     =====     =====

The following table sets forth the carrying values of securities available for sale on the dates indicated:


December 31                        1994      1993      1992
(in millions)
U.S. Treasury                    $ 1,487   $   110   $   526
U.S. government agencies
   and corporations -
  Mortgage-backed securities         766       498       568
Foreign debt securities              384       490       344
Other debt securities                142       150        49
Marketable equity securities          72        74
Other equity securities              146       116        10
                                   -----     -----     -----
                                 $ 2,997   $ 1,438   $ 1,497
                                   =====     =====     =====

The following tables set forth the relative maturities and weighted average interest rates of securities available for sale and held to maturity at December 31, 1994, excluding equity securities. Certain securities, such as mortgage-backed securities, may not become due at a single maturity date. Such securities have been classified within the category that represents the due dates for the majority of the instrument. Rates for states and political subdivisions are stated on a fully taxable equivalent basis assuming a 35% federal income tax rate, adjusted for applicable state and local income taxes net of related federal tax benefit.


                                                         After One But    After Five But
                                                          Within Five       Within Ten     After Ten
                                      Within One Year        Years           Years           Years                Total
                                       Amount   Rate    Amount    Rate     Amount Rate   Amount  Rate     Amount   Rate
AVAILABLE FOR SALE
(dollars in millions)

U.S. Treasury                         $  415    5.6%   $ 1,072    6.9%                                   $ 1,487   6.5%
U.S. government agencies
  and corporations -
 Mortgage-backed securities               57    5.3        184    5.0    $   34   5.5%   $  491   5.3%       766   5.3
Foreign debt securities                  125   10.0        149   14.1       110  11.8                        384  12.1
Other debt securities                     18   13.1         70   12.5        53   8.0         1   6.0        142  10.8
                                       -----            ------            -----           -----           ------
   Total carrying value               $  615    6.7    $ 1,475    7.7    $  197   9.7    $  492   5.3    $ 2,779   7.2
                                       =====            ======            =====           =====           ======

                                                         After One But    After Five But
                                                          Within Five       Within Ten     After Ten
                                      Within One Year        Years           Years           Years                Total
                                       Amount   Rate    Amount    Rate     Amount Rate   Amount  Rate     Amount   Rate
HELD TO MATURITY
(dollars in millions)

U.S. Treasury                         $    6    5.2%   $     1    5.2%   $    5   6.7%                   $    12   5.9%
U.S. government agencies
  and corporations -
 Mortgage-backed securities                                439    6.9       289   7.6    $  721   5.7%     1,449   6.5
States and political subdivisions         13    7.3          7    9.7         7   7.0         3   8.6         30   7.9
Foreign debt securities                   22    6.1         98    5.3         3   6.8                        123   5.5
                                       -----            ------            -----           -----           ------
   Total carrying value               $   41    6.4    $   545    6.7    $  304   7.6    $  724   5.7    $ 1,614   6.4
                                       =====            ======            =====           =====           ======

Loans and Leases

A portion of the information required by this item is presented on page 39 of the Corporation's 1994 Annual Report to Stockholders, which page is included in
Exhibit 13 hereto, and such information is incorporated herein by reference.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturities and interest rate sensitivity, based on original contractual terms, of the Corporation's loans at December 31, 1994, exclusive of domestic office loans secured by 1-4 family residential properties, domestic office loans to individuals and lease financing:



                                                     After One
                                                        But
                                           Within     Within      After
December 31, 1994                         One Year     Five       Five      Total
(in millions)                                          Years      Years

Commercial, industrial and financial      $  5,144   $  3,939   $ 2,516   $ 11,599
Real estate:
   Construction                                181        130        41        352
   Other commercial                          1,462      1,516       160      3,138
Overseas offices                             6,348        568       131      7,047
                                            ------      -----     -----     ------
                                          $ 13,135   $  6,153   $ 2,848   $ 22,136
                                            ======      =====     =====     ======

Loans with predetermined interest rates   $  4,131   $  1,607   $   365   $  6,103
Loans with floating interest rates           9,004      4,546     2,483     16,033
                                            ------      -----     -----     ------
                                          $ 13,135   $  6,153   $ 2,848   $ 22,136
                                            ======      =====     ======    ======

The Corporation does not have an automatic renewal policy for maturing loans. Rather, loans are renewed at the maturity date only at the request of those customers who are deemed to be creditworthy by the Corporation. Additionally, the Corporation reviews such requests in substantially the same manner as applications by new customers for extensions of credit. The maturity dates and interest terms of renewed loans are based, in part, upon the needs of the individual customer and the Corporation's credit review and evaluation of current and future economic conditions. Since these factors have varied considerably, and will most likely continue to do so, the Corporation believes it is impracticable to estimate the amount of loans in the portfolio which may be renewed in the future.


Nonaccrual Loans and Leases

 The majority of the information required by this item is presented on pages 44 through 46 of the Corporation's 1994 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

The following table sets forth an analysis of interest income related to loans and leases on nonaccrual status:


December 31, 1994
                                      United States  International  Consolidated
(in millions)
Interest income that would have been
  recognized if the loans had been
  current at original contractual
  rates                                  $   36          $   9         $  45
Amount recognized as interest income          4              3             7
                                          -----           ----          ----
Difference                               $   32          $   6         $  38
                                          =====           ====          ====


Cross-Border Outstandings

 The information required by this item is presented on pages 41 through 44 of the Corporation's 1994 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

Reserve for Credit Losses: Allocation of Reserve for Credit Losses and Analysis of Reserve for Credit Losses

 The information required by this item is presented on pages 47 and 48 of the Corporation's 1994 Annual Report to Stockholders, which pages are included in
Exhibit 13 hereto, and such information is incorporated herein by reference.

Deposits

A portion of the information required by this item is presented on pages 54 through 56 of the Corporation's 1994 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

The aggregate amount of deposits by foreign depositors in domestic offices averaged $863 million in 1994, $876 million in 1993 and $1,298 million in 1992. The following table presents the maturities of time certificates of deposit and other time deposits issued by domestic offices in denominations of $100,000 or more, at December 31, 1994:


                                      Certificates    Time
                                       of Deposit   Deposits   Total
(in millions)
Maturing within three months             $     890    $    7   $   897
After three but within six months              291        10       301
After six but within twelve months             212         9       221
After twelve months                            286       156       442
                                          --------     -----    ------
                                         $   1,679    $  182   $ 1,861
                                          ========     =====    ======

The majority of foreign office deposits are in denominations of $100,000 or more.

Return on Equity and Assets

The information required by this item is presented on page 30 of the Corporation's 1994 Annual Report to Stockholders, which page is included in
Exhibit 13 hereto, and such information is incorporated herein by reference.

Short-Term Borrowings

The following table summarizes the Corporation's short-term borrowings for the three years ended December 31, 1994:

                                                                                    Maximum         Average       Average
                                                                    Weighted        Amount          Amount       Interest
                                                         Balance     Average      Outstanding     Outstanding      Rate
(dollars in millions)                                   At end of   Interest      During the      During the     During the
Category of Aggregate Short-Term                          Period     Rate (1)        Period          Period        Period
 Borrowings
For the Year Ended December 31, 1994
Federal funds purchased (2)                            $       369      5.45%   $       1,131   $         688        4.29%
Term federal funds purchased (2)                               765      5.77            2,504           1,793        3.62
Securities sold under agreements to repurchase (3)           1,883      5.89            1,883           1,192        8.58
Demand notes issued to the U.S. Treasury (5)                   389      4.69            1,060             324        3.97
All other (6)                                                2,733     18.44            3,697           2,895       17.36

For the Year Ended December 31, 1993
Federal funds purchased (2)                            $       417      3.02%   $         783   $         701        3.01%
Term federal funds purchased (2)                             2,150      3.36            2,325           1,284        3.34
Securities sold under agreements to repurchase (3) (7)         799      6.72            1,002             832        4.38
Commercial paper (4)                                                                       35              15        3.59
Demand notes issued to the U.S. Treasury (5)                   118      2.73            1,219             400        2.81
All other (6) (7)                                            1,164     24.77            1,164             708        8.42

For the Year Ended December 31, 1992
Federal funds purchased (2)                            $       468      3.05%   $         729   $         556        3.41%
Term federal funds purchased (2)                               280      3.78              360              68        3.81
Securities sold under agreements to repurchase (3) (7)       1,122     13.95            2,117           1,253        4.78
Commercial paper (4)                                                                       42              14        3.63
Demand notes issued to the U.S. Treasury (5)                   106      3.00            1,552             509        3.49
All other (6) (7)                                              576     31.09              674             504       10.86
--------------------------------------------------------------------------------------------------------------------------

(1) The weighted average interest rates at year-end are not necessarily indicative of the Corporation's normal borrowing rates since interest rates for certain categories of borrowing are subject to abnormal short-term movements.
(2) Federal funds purchased are overnight transactions while term federal funds purchased have maturities in excess of one day. A large portion of federal funds purchased arise because of money market activity in federal funds for regional correspondent banks.
(3) Securities sold under agreements to repurchase by domestic offices mature within one year and are collateralized by U.S. Treasury and U.S.
government agencies and corporations securities. The majority of securities sold under agreements to repurchase by overseas offices in 1994, 1993 and 1992 related to Brazilian operations of FNBB for which various Brazilian government securities served as collateral.
(4) Commercial paper represents unsecured obligations with maximum maturities of nine months.
(5) Demand notes issued to the U.S. Treasury represent depository liabilities that are not subject to reserve requirements and bear interest at one-quarter of one percent below the weekly average federal funds effective interest rate as published by the Federal Reserve.
(6) The majority of other short-term borrowings represent secured and unsecured obligations of the Corporation's overseas branches and subsidiaries.
(7)The weighted average rates and average interest rates during the period shown above for the years ended December 31, 1993 and 1992 have declined based on the Corporation's reclassification of translation losses and gains associated with Brazilian local currency earning assets and interest bearing liabilities from noninterest income to interest income and interest expense, respectively. The reclassification had no effect on the Corporation's total revenue (the sum of net interest revenue and noninterest income).

Item 2.  Properties.

     The head offices of the Corporation and FNBB are located in a 37-story building at 100 Federal Street, Boston, Massachusetts. In 1994, FNBB leased approximately 82% of the building's approximately 1.3 million square feet. FNBB's securities and payments processing center is located in Canton, Massachusetts, where FNBB leases approximately 85% of the Canton office building's approximately 275,000 square feet. FNBB's data processing and record keeping operations are located at Columbia Park in Boston. The Columbia Park facility, comprising approximately 405,000 square feet, and the land on which it is situated are owned by FNBB. In addition, FNBB leases an operations facility in Dedham, Massachusetts, which comprises approximately 158,000 square feet.

     The headquarters for FNBB's operations in Argentina are located in a 10-story historic landmark building in the center of Buenos Aires. The building consists of approximately 256,000 square feet and is owned by FNBB. The headquarters for FNBB's operations in Brazil are in 3 interconnected buildings in the center of Sao Paulo. FNBB owns a total of 187,000 square feet in the three buildings and leases another 58,000 square feet. In addition, in 1994, FNBB purchased a 10-story, 100,000 square foot building in Sao Paulo in order to consolidate its Brazilian operations into two locations.

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

     BKB Connecticut's headquarters are in Hartford, Connecticut, where it has offices at 31 Pratt Street and 100 Pearl Street. BKB Connecticut owns and occupies approximately 50,000 square feet at the Pratt Street location, and owns an undivided one-half interest in the Pearl Street location where it currently occupies approximately 54,000 square feet. BKB Connecticut also maintains regional offices in Connecticut, the largest of which is in Waterbury and comprises approximately 157,000 square feet of owned space in three interconnected buildings.

     None of these properties is subject to any material encumbrance. The Corporation's subsidiaries also own or lease numerous other premises used in their domestic and foreign operations.


Item 3.  Legal Proceedings.

     The Corporation and its subsidiaries in 1994 were or currently are parties to a number of legal proceedings that have arisen in connection with the normal course of business activities of the Corporation, FNBB and the Corporation's other subsidiaries, including the following matters:

     Arnold/Society for Savings Bancorp, Inc. As previously reported, in March 1993, a complaint was filed in Delaware Chancery Court against the Corporation, Society for Savings Bancorp, Inc. ("Bancorp") and Bancorp's directors who voted in favor of the Corporation's acquisition of Bancorp. The action was brought by a Bancorp stockholder, individually and as a class action on behalf of all Bancorp stockholders of record on the date the acquisition was announced, and sought an injunction with respect to the proposed acquisition and damages in an unspecified amount. In May 1993, the Chancery Court denied the plaintiff's motion for a preliminary injunction and in July 1993, the Corporation acquired Bancorp. In December 1993, the Chancery Court granted summary judgment in favor of the Corporation, Bancorp and Bancorp's former directors. The plaintiff appealed that decision to the Delaware Supreme Court and hearings were held before a three-judge panel and the full panel on April 5, 1994 and October 21, 1994, respectively. On December 28, 1994, the Delaware Supreme Court issued a decision, which affirmed, in part, and reversed, in part, the Chancery Court's decision. The Delaware Supreme Court has remanded the case to the Chancery Court for a determination of two issues: (i) the appropriate remedy, if any, for the Bancorp directors' good faith omission of information in the proxy statement relating to the value of prior bids for Bancorp's subsidiary, Fidelity Acceptance Corporation, and (ii) whether there was any basis for the plaintiff's claim that the Corporation aided and abetted Bancorp in this omission. The Corporation has denied the plaintiff's allegations and, on January 23, 1995, filed a motion for summary judgment with the Chancery Court.

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

     Lender Liability Litigation. The Corporation's subsidiaries, in the normal course of their business in collecting outstanding obligations, are named as defendants in complaints or counterclaims filed in various jurisdictions by borrowers or others who allege that lending practices by such subsidiaries have damaged the borrowers or others. Such claims, commonly referred to as lender liability claims, frequently request not only relief from repayment of the debt obligation, but also recovery of actual, consequential, and punitive damages. During 1991, one such claim resulted in a judgment being entered against Hospital Trust for approximately $4 million, plus interest. The judgment against Hospital Trust remains on appeal.

     Stranway/Elmendorf Case. As previously reported, in June 1985, a complaint was filed against FNBB in the U.S. District Court for the District of New Hampshire by private plaintiffs on behalf of the United States in a qui tam action under 3l U.S.C. (S)3729, known as the False Claims Act. The complaint alleges that FNBB failed to disclose, or made false statements, to the Farmer's Home Administration ("FmHA") in connection with securing and inducing payment on guarantees from the FmHA on loans by FNBB and certain investors to Stranway Corporation and its subsidiary Elmendorf Board Corporation. Damages were alleged in the amount of $50 million plus interest, costs and attorneys fees. The United States, which must decide at the outset whether to take over civil prosecution of a False Claims Act suit initiated by a private plaintiff, declined to enter an appearance in and take over the action. The action was transferred to the District of Massachusetts. On October 13, 1994, the District Court entered an order (1) denying the plaintiff's motion to substitute a new qui tam plaintiff and (2) dismissing the complaint against FNBB without prejudice to the original qui tam plaintiff reinstating the action within 30 days. The original plaintiff elected not to do so and, instead, appealed the District Court's order. The parties have now reached an agreement in principle pursuant to which the plaintiff's appeal will be dismissed and this litigation finally settled.

     Management, after reviewing all actions and proceedings pending against the Corporation and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings will not be material to the Corporation's results of operations or financial condition.

     Item 3A.   Executive Officers of the Corporation.

     Information with respect to the executive officers of the Corporation, as of February 24, 1995, is set forth below. Executive Officers are generally elected annually by the Board of Directors and hold office until the following year and until their successors are chosen and qualified, unless they sooner resign, retire, die or are removed. Except where otherwise noted, the positions listed for the officers are for both the Corporation and FNBB.

                                                                      Date Assumed
                                                                        Executive
                                                                    -----------------
           Name              Age       Current Position              Officer Position
---------------------------  ---  ---------------------------       -----------------
Ira Stepanian                 58  Chairman of the Board of                  1981
                                  Directors and Chief
                                  Executive Officer
Charles K. Gifford            52  President and Chief                       1987
                                  Operating Officer
Edward A. O'Neal              50  Vice Chairman                             1992
William J. Shea               47  Vice Chairman, Chief                      1993
                                  Financial Officer &
                                  Treasurer of the
                                  Corporation and Vice
                                  Chairman and Chief
                                  Financial Officer of FNBB
Helen G. Drinan               47  Executive Director, Human                 1993
                                  Resources
Paul F. Hogan                 50  Executive Director, Credit                1993
                                  & Loan Review
Ira A. Jackson                46  Executive Director,                       1987
                                  External Affairs
Robert T. Jefferson           47  Comptroller                               1993
Peter J. Manning              56  Executive Director,                       1990
                                  Mergers & Acquisitions,
                                  Audit & Risk Review
Gary A. Spiess                54  General Counsel and Clerk                 1987
                                  of the Corporation and
                                  General Counsel, Secretary
                                  & Cashier of FNBB
Eliot N. Vestner, Jr.         59  Executive Counsel,                        1987
                                  Regulatory Affairs
Bradford H. Warner            43  Group Executive, Treasury                 1989
Guilliaem Aertsen IV          47  Group Executive, Global                   1993
                                  Capital Markets & Real
                                  Estate
Melville E. Blake III         40  Executive Director,                       1993
                                  Strategic Planning
Robert L. Champion, Jr.       50  Executive Director,                       1993
                                  Corporate Administrative
                                  Services
Barbara F. Clark              48  Group Executive, Media &                  1993
                                  Communications
Edward P. Collins             47  Group Executive, US                       1993
                                  Corporate Banking, Leasing
                                  & Asset Based Lending
Robert E. Gallery             43  Group Executive, NE Large                 1993
                                  Corporate Banking & NE
                                  Corporate Banking, CT, RI
Susan P. Haney                47  Group Executive, The                      1993
                                  Private Bank
Thomas J. Hollister           40  Group Executive, Retail &                 1993
                                  Small Business
David W. Kruger               52  Group Executive, Global                   1993
                                  Products and Marketing &
                                  Asia/Pacific
Michael R. Lezenski           47  Executive Director,                       1993
                                  Technology and System
                                  Services, Chief Technology
                                  Officer
Mark A. MacLennan             41  Group Executive,                          1993
                                  Multinational, Europe,
                                  Central America/Caribbean,
                                  International Financial
                                  Institutions and
                                  International Private
                                  Banking
David E. McKown               57  Group Executive,                          1993
                                  Entrepreneurial Lending
Henrique Meirelles            49  Regional Manager, Brazil             September 1994
Joanne E. Nuzzo               52  Executive Director,                     May 1994
                                  Banking Operations
William H. Ott                42  Group Executive, Consumer                 1993
                                  Finance
Joe K. Pickett                49  Group Executive, Mortgage                 1993
                                  Banking
Richard A. Remis              40  Group Executive, NE                       1993
                                  Corporate Banking-MA & NH,
                                  Financial Institutions
Manuel R. Sacerdote           52  Regional Manager, Southern           September 1994
                                  Cone (Argentina, Uruguay,
                                  Chile)
Susannah M. Swihart           39  Group Executive,                          1993
                                  Specialized Finance

  All of the foregoing individuals have been officers of the Corporation or one of its subsidiaries for the past five years except for Messrs. Blake, Champion, Gallery, O'Neal, Ott and Shea. Prior to joining the Corporation in 1990, Mr. Champion was Senior Vice President and Department Head, General Services for Continental Bank from 1976. Mr. Gallery came to the Corporation in 1991 from The First National Bank of Chicago where he had been Division Manager, Midwest since 1989. Prior to joining the Corporation in 1992, Mr. O'Neal was employed by Chemical Banking Corporation as Senior Executive Vice President, Operating Services and Nationwide Consumer in 1992, Vice Chairman and Director from 1990 to 1991 and Group Executive Consumer Banking Group from 1987 to 1990. Mr. Blake also joined the Corporation in 1992 and prior to that time had been Vice President of the MAC Group/Gemini Consulting since 1988. Mr. Ott came to the Corporation in 1992 from Constellation Bancorp where he served as Executive Vice President, Community Banking Division, and prior to that time was an Associate at TAC Associates from 1991 to 1992, Senior Vice President, Community Banking Division of Fleet Bank from 1990 to 1991 and Vice President of Bank of America from 1975 to 1990. Mr. Shea joined the Corporation in 1993 from Coopers & Lybrand, where he had served as a partner since 1983 and as Vice Chairman since 1991.

Item 4.  Submission of Matters to a Vote of Security Holders.

  Not applicable.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

  The information required by this Item is presented on pages 29, 30 and 58 of the Corporation's 1994 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is hereby incorporated by reference.

Item 6.  Selected Financial Data.

  The "Consolidated Selected Financial Data" of the Corporation for the six years ended December 31, 1994 appears on pages 29 and 30 of the Corporation's 1994 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The information in response to this Item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 31 through 53 of the Corporation's 1994 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

  The financial statements and supplementary data required by this Item are included on the pages of the Corporation's 1994 Annual Report to Stockholders indicated below, which pages are included in Exhibit 13 hereto, and such statements and data are hereby incorporated by reference.

                                                          Page of 1994 Annual
                                                          Report to Stockholders
Summary of Quarterly Consolidated Financial Information
  and Common Stock Data........................................     58

Report of Independent Accountants..............................     60

Bank of Boston Corporation:

Consolidated Balance Sheet as of December 31, 1994
  and 1993.....................................................     61
Consolidated Statement of Income for the years
  ended December 31, 1994, 1993 and 1992.......................     62
Consolidated Statement of Changes in Stockholders' Equity
  for the years ended December 31, 1994, 1993 and 1992.........     63 and 64
Consolidated Statement of Cash Flows for the years
  ended December 31, 1994, 1993 and 1992.......................     65
Notes to Financial Statements..................................     66 through 95

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

  Information concerning the Executive Officers of the Corporation which responds to this Item is contained in the response to Item 3A contained in Part I of this Report and is hereby incorporated by reference herein. The information that responds to this Item with respect to Directors is contained under the heading "Election of Directors" in the Corporation's definitive proxy statement for its 1995 Annual Meeting of Stockholders (the "Proxy Statement"). Information with respect to compliance by the Corporation's directors and executive officers with Section 16(a) of the Exchange Act is contained under the heading "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement. The foregoing information from the Proxy Statement is hereby incorporated by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  The information required in response to this Item is contained under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement. The foregoing information from the Proxy Statement is hereby incorporated by reference.

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

(a)(2) Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in the financial statements or notes thereto.

(a)(3) Exhibits

     3(a) - Restated Articles of Organization of the Corporation, as amended through November 24, 1993 incorporated herein by reference to
             Exhibit 3(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-6522).

     3(b) -  By-Laws of the Corporation, as amended through April 28, 1994.

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

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     4(f) - Subordinated Indenture dated as of June 15, 1992, as amended by the First Supplemental Indenture dated as of June 24, 1993, and forms of notes defining rights of the holders of the Corporation's 6 7/8% Subordinated Notes due 2003, the 6 5/8% Subordinated Notes due 2005, and the 6 5/8% Subordinated Notes due 2004, incorporated herein by reference to Exhibit 4(d) to the Corporation's Registration Statement on Form S-3 (Registration Number 33-48418), Exhibits 4(e) and 4(f) to the Corporation's Current Report on Form 8-K dated June 24, 1993, Exhibit 4 to the Corporation's Current Report on Form 8-K dated November 15, 1993, and Exhibit 4 to the Corporation's Current Report on Form 8-K dated January 5, 1994 (File No. 1-6522).

     4(g) - Senior Indenture dated as of June 15, 1992, and forms of notes defining rights of the holders of the Corporation's Floating Rate Notes due 1996, incorporated herein by reference to Exhibit 4(c) to the Corporation's Registration Statement on Form S-3 (Registration Number 33-48418), and Exhibit 4 to the Corporation's Current Report on Form 8-K dated June 15, 1994 (File No. 1-6522).

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (cont'd).


(a)(3) Exhibits (cont'd)

    10(a) - Bank of Boston Corporation 1982 Stock Option Plan, as amended, effective February 13, 1995.*


    10(b) - Bank of Boston Corporation 1986 Stock Option Plan, as amended, effective February 13, 1995.*

    10(c) - Bank of Boston Corporation and its Subsidiaries Performance Recognition Opportunity Plan, as amended effective June 23, 1994.*

    10(d) -  Bank of Boston Corporation Executive Deferred
             Compensation Plan, as amended, effective June 23, 1994.*

    10(e) - The First National Bank of Boston Bonus Supplemental Employee Retirement Plan, as amended, through June 23, 1994.*

    10(f) - Description of the Corporation's Supplemental Life Insurance Plan, incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 1-6522).*

    10(g) - The First National Bank of Boston Excess Benefit Supplemental Employee Retirement Plan, as amended, effective June 23, 1994, 1994.*

    10(h) - Bank of Boston Corporation 1991 Long-Term Stock Incentive Plan, as amended, effective February 13, 1995.*

    10(i) -  Employment Agreement dated July 7, 1992 between The First
             National Bank of Boston and Edward A. O'Neal, incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-6522.)*

    10(j) - Employment Agreement dated December 4, 1992 between The First National Bank of Boston and William J. Shea, incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-6522.).*

    10(k) - Bank of Boston Corporation Relocation Policy, as amended through October, 1990, incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-6522).*


----------------------------------------------------------------------
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    10(l) -  Description of the Corporation's Supplemental Long-Term
             Disability Plan effective as of February 10, 1994, incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-6522).*

    10(m) - Bank of Boston Corporation's Director Stock Award Plan effective as of January 1, 1995.*

    10(n) - Lease dated as of September 1, 1991 between The First National Bank of Boston and The Equitable Federal Street Realty Company Limited Partnership, incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-6522).

    10(o) - Form of Severance Agreement for certain officers, incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-6522).*

    10(p) - Form of Severance Agreement for certain officers, incorporated herein by reference to Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-6522).*

    10(q) - Bank of Boston Corporation Directors Deferred Compensation Plan effective March 28, 1991.*

    10(r) - The First National Bank of Boston Directors Deferred Compensation Plan effective March 28, 1991.*

    11    -  Computation of earnings per common share.

    12(a) - Computation of the Corporation's Consolidated Ratio of Earnings to Fixed Charges (excluding interest on deposits).

    12(b) - Computation of the Corporation's Consolidated Ratio of Earnings to Fixed Charges (including interest on deposits).

    12(c) - Computation of the Corporation's Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements (excluding interest on deposits).

----------------------------------------------------------------------
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    12(d) - Computation of the Corporation's Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements (including interest on deposits).

    13    -  Pages 29 through 58 and 60 through 95 of the Corporation's 1994
             Annual Report to Stockholders.

    21    -  List of subsidiaries of Bank of Boston Corporation.

    23    -  Consent of Independent Accountants.

    24    -  Power of attorney of certain officers and directors (included on pages II-1 through II-2).

    27    -  Financial Data Schedule

    99    -  Notice of Annual Meeting and Proxy Statement for the Annual Meeting
             of the Corporation's Stockholders to be held April 27, 1995, incorporated herein by reference to the Corporation's filing under Regulation 14A of the Exchange Act (File No. 1-6522).

(b) During the fourth quarter of 1994, the Corporation filed one Current Report on Form 8-K. The current report dated December 16, 1994, contained information pursuant to items 5 and 7 of Form 8-K. The Corporation also filed one Current Report on Form 8-K dated January 19, 1995 which contained information pursuant to items 5 and 7 of Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, and Commonwealth of Massachusetts, on the 30th day of March, 1995.

                                 BANK OF BOSTON CORPORATION


                                 By/s/       IRA STEPANIAN
                                   ---------------------------------
                                            (Ira Stepanian)
                                       (Chief Executive Officer)

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


      Signature                        Title                            Date
      ---------                        -----                            ----

                            Chairman of the Board of Directors,
                            Chief Executive Officer
/s/    IRA STEPANIAN        and Director                          March 30, 1995
--------------------------  (Chief Executive Officer)
      (Ira Stepanian)

                            President,
                            Chief Operating Officer
/s/  CHARLES K. GIFFORD     and Director                          March 30, 1995
--------------------------
    (Charles K. Gifford)

                            Vice Chairman,
                            Chief Financial Officer
/s/   WILLIAM J. SHEA       and Treasurer                         March 30, 1995
--------------------------  (Chief Financial Officer)
     (William J. Shea)


/s/   ROBERT T. JEFFERSON            Comptroller                  March 30, 1995
------------------------------ (Chief Accounting Officer)
     (Robert T. Jefferson)

      Signature                        Title                            Date
      ---------                        -----                            ----

/s/    WAYNE A. BUDD                  Director                    March 30, 1995
-------------------------------
      (Wayne A. Budd)


/s/    WILLIAM F. CONNELL             Director                    March 30, 1995
-------------------------------
      (William F. Connell)


/s/    GARY L. COUNTRYMAN             Director                    March 30, 1995
-------------------------------
      (Gary L. Countryman)


/s/    ALICE F. EMERSON               Director                    March 30, 1995
-------------------------------
      (Alice F. Emerson)


/s/    THOMAS J. MAY                  Director                    March 30, 1995
-------------------------------
      (Thomas J. May)


/s/    DONALD F. MCHENRY              Director                    March 30, 1995
-------------------------------
      (Donald F. McHenry)


/s/    J. DONALD MONAN                Director                    March 30, 1995
-------------------------------
      (J. Donald Monan)


/s/    PAUL C. O'BRIEN                Director                    March 30, 1995
-------------------------------
      (Paul C. O'Brien)


/s/    JOHN W. ROWE                   Director                    March 30, 1995
-------------------------------
      (John W. Rowe)


/s/    RICHARD A. SMITH               Director                    March 30, 1995
-------------------------------
      (Richard A. Smith)


/s/    WILLIAM C. VAN FAASEN          Director                    March 30, 1995
-------------------------------
      (William C. Van Faasen)


/s/    THOMAS B. WHEELER              Director                    March 30, 1995
-------------------------------
      (Thomas B. Wheeler)


/s/    ALFRED M. ZEIEN                Director                    March 30, 1995
-------------------------------
      (Alfred M. Zeien)