Form 10-Q
period 1995-03-31
BANK OF BOSTON CORP
filed 1995-05-12
CIK 36672

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER: 1-6522

                           BANK OF BOSTON CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             MASSACHUSETTS                             04-2471221
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

           100 FEDERAL STREET
         BOSTON, MASSACHUSETTS                            02110
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)

                                 (617) 434-2200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 28, 1995:

    Common Stock, $2.25 par value........................ 111,240,019

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           BANK OF BOSTON CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 CONSOLIDATED SELECTED FINANCIAL DATA                                        3
 PART I  FINANCIAL INFORMATION
 ITEM 1. Financial Statements:
         Bank of Boston Corporation and Subsidiaries:
         Consolidated Balance Sheet......................................    4
         Consolidated Statement of Income................................    6
         Consolidated Statement of Changes in Stockholders' Equity.......    7
         Consolidated Statement of Cash Flows............................    8
         Notes to Financial Statements...................................    9
 ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   13
 PART II OTHER INFORMATION
 ITEM 1. Legal Proceedings...............................................   34
 ITEM 4. Submission of Matters to a Vote of Security Holders.............   34
 ITEM 6. Exhibits and Reports on Form 8-K................................   35
 SIGNATURES...............................................................  36
 LIST OF TABLES
    Consolidated Average Balance Sheet--Nine Quarters.....................  27
    Consolidated Statement of Income--Nine Quarters.......................  28
    Average Balances and Interest Rates--Quarter..........................  29
    Change in Net Interest Revenue--Volume and Rate Analysis..............  33

                           BANK OF BOSTON CORPORATION

                      CONSOLIDATED SELECTED FINANCIAL DATA
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                1995     1994
QUARTERS ENDED MARCH 31                                        -------  -------
INCOME STATEMENT DATA:
Net interest revenue.......................................... $   426  $   341
Provision for credit losses...................................      90       45
Noninterest income............................................     293      235
Noninterest expense...........................................     383      347
Income before extraordinary item..............................     125      103
Net income....................................................     125       96
Per common share:
Income before extraordinary item:
  Primary.....................................................    1.08      .88
  Fully diluted...............................................    1.04      .85
Net income:
  Primary.....................................................    1.08      .82
  Fully diluted...............................................    1.04      .79
Market value per common share:
  High........................................................  30 3/8   25 5/8
  Low.........................................................  25 5/8   22 5/8
AT MARCH 31
BALANCE SHEET DATA:
Loans and lease financing..................................... $30,439  $28,554
Total assets..................................................  43,462   42,424
Deposits......................................................  28,275   28,153
Total stockholders' equity....................................   3,328    2,947
Book value per common share...................................   25.36    22.91
Regulatory capital ratios:
 Risk-based capital ratios:
  Tier 1......................................................     7.8%     7.4%
  Total.......................................................    13.3     12.7
 Leverage ratio...............................................     7.3      6.9

                           BANK OF BOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          MARCH 31, DECEMBER 31,
                                                            1995        1994
                                                          --------- ------------
                         ASSETS
Cash and due from banks..................................  $ 2,346    $ 2,317
Interest bearing deposits in other banks.................    1,263      1,556
Federal funds sold and securities purchased under
 agreements to resell....................................      923      1,232
Trading securities.......................................      929        553
Mortgages held for sale..................................      170        183
Securities (Note 4):
  Available for sale.....................................    2,388      2,997
  Held to maturity (fair value of $1,823 in 1995 and
   $1,626 in 1994).......................................    1,857      1,703
Loans and lease financing (Note 5):
  United States Operations...............................   23,056     23,916
  International Operations...............................    7,383      7,089
                                                           -------    -------
    Total loans and lease financing (net of unearned
     income of $285 in 1995 and $292 in 1994)............   30,439     31,005
Reserve for credit losses (Note 6).......................     (696)      (680)
                                                           -------    -------
  Net loans and lease financing..........................   29,743     30,325
Premises and equipment, net..............................      556        569
Due from customers on acceptances........................      313        314
Accrued interest receivable..............................      353        355
Other assets.............................................    2,621      2,526
                                                           -------    -------
TOTAL ASSETS.............................................  $43,462    $44,630
                                                           =======    =======

   The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         MARCH 31, DECEMBER 31,
                                                           1995        1994
                                                         --------- ------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Domestic offices:
    Noninterest bearing.................................  $ 4,194    $ 4,900
    Interest bearing....................................   15,858     16,841
  Overseas offices:
    Noninterest bearing.................................      623        569
    Interest bearing....................................    7,600      9,046
                                                          -------    -------
      Total deposits....................................   28,275     31,356
Funds borrowed:
  Federal funds purchased...............................      368        369
  Term federal funds purchased..........................    2,058        765
  Securities sold under agreements to repurchase........    1,227      1,883
  Other funds borrowed..................................    4,099      3,343
Acceptances outstanding.................................      314        316
Accrued expenses and other liabilities..................    1,700      1,287
Notes payable (Note 7)..................................    2,093      2,169
                                                          -------    -------
TOTAL LIABILITIES.......................................   40,134     41,488
                                                          -------    -------
Commitments and contingencies (Notes 2 and 8)
Stockholders' equity:
  Preferred stock without par value:
     Authorized shares--10,000,000
     Issued and outstanding shares--4,593,941...........      508        508
  Common stock, par value $2.25:
     Authorized shares--200,000,000
     Issued shares--111,167,102 in 1995 and 107,584,349
     in 1994
     Outstanding shares--111,167,102 in 1995 and
     106,547,149 in 1994................................      250        242
  Surplus...............................................      886        810
  Retained earnings.....................................    1,736      1,655
  Net unrealized loss on securities available for sale,
   net of tax...........................................      (49)       (40)
  Treasury stock, at cost (1,037,200 shares in 1994)....                 (27)
  Cumulative translation adjustments, net of tax........       (3)        (6)
                                                          -------    -------
TOTAL STOCKHOLDERS' EQUITY..............................    3,328      3,142
                                                          -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $43,462    $44,630
                                                          =======    =======

    The accompanying notes are an integral part of the financial statements.

                           BANK OF BOSTON CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  1995    1994
QUARTERS ENDED MARCH 31                                          ------- -------
INTEREST INCOME:
Loans and lease financing, including fees......................  $   746 $   543
Securities.....................................................       76      61
Trading securities.............................................       41       2
Mortgages held for sale........................................        3      16
Federal funds sold and securities purchased under agreements to
 resell........................................................      102      80
Deposits in other banks........................................       65      22
                                                                 ------- -------
  Total interest income........................................    1,033     724
                                                                 ------- -------
INTEREST EXPENSE:
Deposits of domestic offices...................................      140     127
Deposits of overseas offices...................................      222     113
Funds borrowed.................................................      206     110
Notes payable..................................................       39      33
                                                                 ------- -------
  Total interest expense.......................................      607     383
                                                                 ------- -------
Net interest revenue...........................................      426     341
Provision for credit losses (Note 6)...........................       90      45
                                                                 ------- -------
Net interest revenue after provision for credit losses.........      336     296
                                                                 ------- -------
NONINTEREST INCOME:
Financial service fees.........................................      106      92
Trust and agency fees..........................................       53      48
Other income (Note 2)..........................................      134      95
                                                                 ------- -------
  Total noninterest income.....................................      293     235
                                                                 ------- -------
NONINTEREST EXPENSE:
Salaries.......................................................      176     158
Employee benefits..............................................       41      37
Occupancy expense..............................................       35      32
Equipment expense..............................................       24      24
Other expense..................................................      107      96
                                                                 ------- -------
  Total noninterest expense....................................      383     347
                                                                 ------- -------
Income before income taxes and extraordinary item..............      246     184
Provision for income taxes.....................................      121      81
                                                                 ------- -------
Income before extraordinary item...............................      125     103
Extraordinary loss from early extinguishment of debt, net of
 tax...........................................................                7
                                                                 ------- -------
NET INCOME.....................................................  $   125 $    96
                                                                 ======= =======
NET INCOME APPLICABLE TO COMMON STOCK..........................  $   116 $    87
                                                                 ======= =======
PER COMMON SHARE:
Income before extraordinary item:
  Primary......................................................  $  1.08 $   .88
  Fully diluted................................................  $  1.04 $   .85
Net Income (Note 7):
  Primary......................................................  $  1.08 $   .82
  Fully diluted................................................  $  1.04 $   .79
Dividends declared.............................................  $   .27 $   .22
AVERAGE NUMBER OF COMMON SHARES (IN THOUSANDS):
  Primary......................................................  107,278 106,198
  Fully diluted................................................  111,820 110,817

   The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                  1995    1994
QUARTERS ENDED MARCH 31                                          ------  ------
BALANCE, BEGINNING OF PERIOD...................................  $3,142  $2,912
Net income.....................................................     125      96
Common stock issued in connection with:
  Dividend reinvestment and common stock purchase plan.........      10       4
  Conversion of subordinated convertible debentures............      94
  Acquisition of Ganis Credit Corporation......................      22
  Restricted stock grants, net of forfeitures..................       7      10
  Change in unearned compensation related to restricted stock
   grants......................................................      (6)     (9)
  Other, principally employee benefit plans....................       6       3
Purchase of treasury stock.....................................     (28)
Cash dividends declared:
  Preferred stock..............................................      (9)     (9)
  Common stock.................................................     (29)    (23)
Change in net unrealized loss on securities available for sale,
 net of tax....................................................      (9)    (40)
Translation adjustments, net of tax............................       3       3
                                                                 ------  ------
BALANCE, END OF PERIOD.........................................  $3,328  $2,947
                                                                 ======  ======


   The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                               1995     1994
QUARTERS ENDED MARCH 31                                       -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................... $   125  $    96
Reconciliation of net income to net cash provided from
 operating activities:
  Extraordinary loss from early extinguishment of debt, net
   of tax....................................................                7
  Provision for credit losses................................      90       45
  Depreciation and amortization..............................      47       37
  Provision for deferred taxes...............................              (56)
  Net gains on sales of securities and other assets..........    (105)     (42)
  Change in trading securities...............................    (376)     (84)
  Change in mortgages held for sale..........................      13      513
  Net change in interest receivables and payables............      14     (124)
  Other, net.................................................     296      (36)
                                                              -------  -------
    Net cash provided from operating activities..............     104      356
                                                              -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided from interest bearing deposits in other
 banks.......................................................     293       72
Net cash provided from (used for) federal funds sold and
 securities purchased under agreements to resell.............     309   (1,187)
Purchases of securities held to maturity.....................    (254)    (328)
Purchases of securities available for sale...................    (507)  (6,479)
Sales of securities available for sale.......................     843    6,255
Maturities of securities held to maturity....................      97      366
Maturities of securities available for sale..................     256      166
Dispositions of venture capital investments..................      37        4
Loans and lease financing originated by nonbank entities.....  (2,421)    (389)
Loans and lease financing collected by nonbank entities......   2,292      455
Net cash provided from (used for) lending activities of bank
 subsidiaries................................................     590     (237)
Proceeds from sales of other real estate owned...............      12       16
Expenditures for premises and equipment......................     (44)     (22)
Proceeds from sales of business units and premises and
 equipment...................................................     117      124
Other, net...................................................       4      (38)
                                                              -------  -------
    Net cash provided from (used for) investing activities...   1,624   (1,222)
                                                              -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used for deposits...................................  (3,081)  (1,461)
Net cash provided from funds borrowed........................   1,392    2,919
Net repayments of notes payable..............................      (2)    (364)
Net proceeds from issuance of notes payable..................      20      340
Net proceeds from issuance of common stock...................      15        7
Dividends paid...............................................     (38)     (32)
                                                              -------  -------
    Net cash provided from (used for) financing activities...  (1,694)   1,409
Effect of foreign currency translation on cash...............      (5)     (14)
                                                              -------  -------
NET CHANGE IN CASH AND DUE FROM BANKS........................      29      529
CASH AND DUE FROM BANKS AT JANUARY 1.........................   2,317    2,539
                                                              =======  =======
CASH AND DUE FROM BANKS AT MARCH 31.......................... $ 2,346  $ 3,068
                                                              =======  =======
Interest payments made....................................... $   595  $   491
Income tax payments made..................................... $   116  $    34

   The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

  1. The accompanying interim consolidated financial statements of Bank of Boston Corporation (the Corporation) are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Corporation's 1994 Annual Report on Form 10-K.

  2. ACQUISITIONS AND DIVESTITURES: During the first quarter of 1995, the Corporation completed its acquisition of Ganis Credit Corporation (Ganis), a privately-held consumer finance company headquartered in Newport Beach, California. The Corporation paid Ganis stockholders approximately $22 million in Corporation common stock and used 773,621 shares of its treasury stock, previously purchased in the open market, for the transaction. The Corporation will pay Ganis stockholders up to an additional $14 million in common stock if Ganis achieves certain performance goals over the next several years. The acquisition was accounted for as a purchase and, accordingly, the assets and liabilities of Ganis were recorded at their estimated fair values as of the acquisition date. Goodwill resulting from the acquisition is being amortized over a fifteen-year period. The acquisition has been included in the accompanying consolidated financial statements since the acquisition date.

  During the first quarter of 1995, the Corporation completed the sales of two of its affiliate banks, Bank of Vermont and Casco Northern Bank, N.A. The sales resulted in a combined pre-tax gain of approximately $75 million, or $30 million net of tax.

  3. SIGNIFICANT NONCASH TRANSACTIONS--STATEMENT OF CASH FLOWS: During the first quarters of 1995 and 1994, the Corporation transferred approximately $12 million and $15 million, respectively, to Other Real Estate Owned (OREO) from loans. Loans made to facilitate sales of OREO properties totaled approximately $1 million in the first quarter of 1994. There were no loans made to facilitate sales of OREO properties in the first quarter of 1995. Other significant noncash transactions in 1995 included the issuance of common stock totaling approximately $94 million in connection with the Corporation's redemption of its convertible subordinated debentures due 2011. During the first quarter of 1994, the Corporation transferred $339 million of lower quality real estate exposure to an accelerated disposition portfolio.

  4. SECURITIES: A summary comparison of securities available for sale by type is as follows:

                                       MARCH 31, 1995       DECEMBER 31, 1994
                                    --------------------- ---------------------
                                     COST  CARRYING VALUE  COST  CARRYING VALUE
                                    ------ -------------- ------ --------------
                                                   (IN MILLIONS)
   U.S. Treasury................... $  856     $  856     $1,500     $1,487
   U.S. government agencies and
    corporations--mortgage-backed
    securities.....................    827        813        796        766
   Foreign debt securities.........    428        341        432        384
   Other debt securities...........    168        168        142        142
   Marketable equity securities....     65         82         52         72
   Other equity securities.........    128        128        146        146
                                    ------     ------     ------     ------
                                    $2,472     $2,388     $3,068     $2,997
                                    ======     ======     ======     ======

  Other equity securities included in securities available for sale are not traded on established exchanges, and are carried at cost.

                           BANK OF BOSTON CORPORATION

  4. SECURITIES (CONTINUED):

  A summary comparison of securities held to maturity by type is as follows:

                                          MARCH 31, 1995     DECEMBER 31, 1994
                                       -------------------- --------------------
                                       AMORTIZED            AMORTIZED
                                         COST    FAIR VALUE   COST    FAIR VALUE
                                       --------- ---------- --------- ----------
                                                     (IN MILLIONS)
   U.S. Treasury.....................   $   11     $   11    $   12     $   11
   U.S. government agencies and
    corporations--mortgage-backed
    securities.......................    1,607      1,576     1,449      1,375
   States and political subdivisions.       26         26        30         30
   Foreign debt securities...........      130        127       123        121
   Other equity securities...........       83         83        89         89
                                        ------     ------    ------     ------
                                        $1,857     $1,823    $1,703     $1,626
                                        ======     ======    ======     ======

  Other equity securities included in securities held to maturity represent securities, such as Federal Reserve Bank and Federal Home Loan Bank stock, which are not traded on established exchanges and have only redemption capabilities. Fair values for such securities are considered to approximate cost.

  5. LOANS AND LEASE FINANCING: The following are the details of loan and lease financing balances:

                                                          MARCH 31, DECEMBER 31,
                                                            1995        1994
                                                          --------- ------------
                                                              (IN MILLIONS)
   UNITED STATES OPERATIONS:
   Commercial, industrial and financial..................  $11,684    $11,805
   Commercial real estate:
     Construction........................................      355        354
     Other commercial....................................    2,645      3,141
   Consumer-related loans:
     Secured by 1-4 family residential properties........    4,635      5,004
     Other...............................................    2,603      2,462
   Lease financing.......................................    1,350      1,366
   Unearned income.......................................     (216)      (216)
                                                           -------    -------
                                                            23,056     23,916
                                                           -------    -------
   INTERNATIONAL OPERATIONS:
   Loans and lease financing.............................    7,452      7,165
   Unearned income.......................................      (69)       (76)
                                                           -------    -------
                                                             7,383      7,089
                                                           -------    -------
                                                           $30,439    $31,005
                                                           =======    =======

                           BANK OF BOSTON CORPORATION

  6. RESERVE FOR CREDIT LOSSES: An analysis of the reserve for credit losses is as follows:

                                                                    1995  1994
                                                                    ----  ----
                                                                       (IN
   QUARTERS ENDED MARCH 31                                          MILLIONS)
   BALANCE, BEGINNING OF PERIOD.................................... $680  $770
   Provision.......................................................   90    45
   Reserves of banking subsidiaries sold...........................  (32)
   Domestic credit losses:
     Commercial, industrial and financial..........................  (10)   (3)
     Commercial real estate........................................   (7)   (9)
     Consumer-related loans:
       Secured by 1-4 family residential properties................   (5)   (3)
       Other.......................................................  (14)  (14)
   International credit losses.....................................  (18)  (16)
                                                                    ----  ----
   Total credit losses.............................................  (54)  (45)
                                                                    ----  ----
   Domestic recoveries:
     Commercial, industrial and financial..........................    1     4
     Commercial real estate........................................    1     2
     Consumer-related loans:
       Secured by 1-4 family residential properties................    1     1
       Other.......................................................    6     3
   International recoveries........................................    3     3
                                                                    ----  ----
   Total recoveries................................................   12    13
                                                                    ----  ----
     Net credit losses excluding those related to exposures
      transferred to the accelerated disposition portfolio.........  (42)  (32)
     Credit losses related to exposures transferred to the
      accelerated disposition portfolio............................       (119)
                                                                    ----  ----
   BALANCE, END OF PERIOD.......................................... $696  $664
                                                                    ====  ====

  Effective January 1, 1995, the Corporation adopted, prospectively, Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure". These standards require that loans be classified and accounted for as impaired loans when it is probable that the Corporation will be unable to collect all principal and interest due on a loan in accordance with the loan's original contractual terms. For purposes of applying the standards, impaired loans have been defined as all nonaccrual loans, exclusive of residential mortgage loans, consumer loans and leases.

  Impaired loans are valued based on the fair value of the related collateral in the case of commercial real estate loans and, for all other impaired loans, based on the present value of expected future cash flows, using the interest rate in effect at the time the loan was placed on nonaccrual status. Impairment exists when the recorded investment in a loan exceeds the value of the loan measured using the above-mentioned techniques. Such impairment is recognized as a valuation reserve, which is included as a part of the Corporation's overall reserve for credit losses.

  The Corporation recognizes interest income on impaired loans consistent with its nonaccrual policy. When loans are placed on nonaccrual status, the related interest receivable is reversed against current period interest income. Interest payments received on nonaccrual loans are applied as a reduction of the principal balance when concern exists as to the ultimate collectibility of principal; otherwise, such payments are recorded as interest income.

                           BANK OF BOSTON CORPORATION

  6. RESERVE FOR CREDIT LOSSES (CONTINUED):

  Adoption of the standards did not have a material effect on the Corporation's financial position or results of operations and did not result in any additional provision for credit losses as of January 1, 1995. At March 31, 1995, loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $263 million, of which $99 million related to loans with no valuation reserve and $164 million related to loans with a valuation reserve of $33 million. For the quarter ended March 31, 1995, average impaired loans were approximately $268 million. Interest recognized on impaired loans during the first quarter of 1995 was not material.

  7. NOTES PAYABLE: In February 1995, the Corporation announced that it would redeem its 7.75% convertible subordinated debentures at 100.78% of their principal amount plus accrued interest to the date of redemption. Substantially all holders of the debt opted to convert their bonds to common stock prior to redemption, resulting in the issuance by the Corporation of approximately 4,008,000 shares of its common stock during March 1995. Of the total shares issued, approximately 530,000 shares were treasury shares which had been purchased by the Corporation in the open market. The remaining principal was redeemed by the Corporation. Primary earnings per share for the first quarter of 1995 would have been $1.05 had the debentures been converted on January 1, 1995.

  8. CONTINGENCIES: The Corporation and its subsidiaries are defendants in a number of legal proceedings arising in the normal course of business, including claims that borrowers or others have been damaged as a result of the Corporation's lending practices. Management, after reviewing all actions and proceedings pending against or involving the Corporation and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings will not be material to its results of operations or financial condition.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                             RESULTS OF OPERATIONS

                                    GENERAL

  The Corporation's net income for the quarter ended March 31, 1995 was $125 million, compared with net income of $96 million for the same period in 1994. Net income per common share was $1.08 on a primary basis and $1.04 on a fully diluted basis in the first quarter of 1995, compared with net income per common share of $.82 on a primary basis and $.79 on a fully diluted basis for the first quarter of 1994. The 1994 results included an extraordinary loss, net of tax, of $7 million related to the prepayment of $186 million of senior debt by a non-banking subsidiary and the redemption of $179 million of the Corporation's floating rate notes. The comparisons reflect the acquisitions of BankWorcester Corporation, Pioneer Financial, A Co-operative Bank and Ganis Credit Corporation (Ganis) during the second and third quarters of 1994 and first quarter of 1995, respectively, as well as the sales of the Corporation's banking subsidiaries in Maine and Vermont early in the first quarter of 1995. All of the above acquisitions were recorded as purchases. Additional information on the acquisition of Ganis and the sales of Maine and Vermont can be found in Note 2 to the Financial Statements.

             NET INTEREST REVENUE--(FULLY TAXABLE EQUIVALENT BASIS)

  The discussion of net interest revenue should be read in conjunction with Average Balances and Interest Rates and Change in Net Interest Revenue--Volume and Rate Analysis on pages 29 through 33 of this report. For this review, interest income that is either exempt from federal income taxes or taxed at a preferential rate has been adjusted to a fully taxable equivalent basis. This adjustment has been calculated using a federal income tax rate of 35%, plus applicable state and local taxes, net of related federal tax benefits. The adjustments amounted to $1 million and $2 million for the quarters ended March 31, 1995 and 1994, respectively.

  Consolidated net interest revenue, on a fully taxable equivalent basis, was $427 million for the first quarter of 1995, compared with $342 million for the same period in 1994. Net interest margin in the first quarter of 1995 was 4.56% compared with 3.80% in the first quarter of 1994.

  The following table presents a summary of net interest revenue, on a fully taxable equivalent basis, and related average earning asset balances and net interest margins for United States and International Operations:

                                                                 CHANGE  CHANGE
                                                1995     1994    AMOUNT  PERCENT
QUARTERS ENDED MARCH 31                        -------  -------  ------  -------
                                                   (DOLLARS IN MILLIONS)
UNITED STATES:
  Net interest revenue........................ $   330  $   274  $   56     21%
  Average loans and lease financing...........  22,742   22,305     437      2
  Average earning assets......................  27,647   27,403     244      1
  Net interest margin.........................    4.85%    4.06%    .79%    19
INTERNATIONAL:
  Net interest revenue........................ $    97  $    68  $   29     43%
  Average loans and lease financing...........   7,381    6,310   1,071     17
  Average earning assets......................  10,340    9,099   1,241     14
  Net interest margin.........................    3.81%    3.03%    .78%    26
CONSOLIDATED:
  Net interest revenue........................ $   427  $   342  $   85     25%
  Average loans and lease financing...........  30,123   28,615   1,508      5
  Average earning assets......................  37,987   36,502   1,485      4
  Net interest margin.........................    4.56%    3.80%    .76%    20

  Both domestic and international operations contributed to the improvements in net interest revenue and margin from the first quarter of 1994.

  The domestic increases of $56 million in net interest revenue and 79 basis points in net interest margin from the first quarter of 1994 were mainly driven by wider spreads resulting from higher yields on earning assets, particularly loans. This growth has outpaced increases in rates paid on interest bearing liabilities, mainly certain retail deposit products, which have lagged the general increase in interest rates since the first quarter of 1994. Contributing to the improvement in both net interest revenue and margin from domestic operations was a $437 million increase in average earning loans and leases, which included a slight change in the mix of the loan portfolio to higher-yielding consumer loans, partially offset by a decline in commercial loans, mainly real estate.

  Internationally, the $29 million growth in net interest revenue and 78 basis point improvement in net interest margin from the first quarter of 1994 were primarily driven by the Corporation's Argentine and Brazilian operations. Spreads widened in both countries, reflecting the effects of government economic measures and successful positions taken by the Corporation, which have enabled it to benefit from rising interest rates. In addition, net interest revenue also benefited from a $1.2 billion increase in average earning assets, including an increase of over $700 million in average loans in Argentina.

  The level of net interest revenue and margin reported for the quarter ended March 31, 1995 is not necessarily indicative of future results. The Corporation has benefited from interest rate increases on domestic deposits not keeping pace with the growth in other market rates and from the effects of the economic situations in Argentina and Brazil. Future levels of net interest revenue and margin will be affected by competitive pricing pressure on retail deposits, loans and other products; developments in the economic and political situations in Argentina and Brazil and in other countries where the Corporation does business; the current interest rate environment; and other factors.

                          PROVISION FOR CREDIT LOSSES

  The provision for credit losses was $90 million for the quarter ended March 31, 1995, including a special provision of $50 million, reflecting management's intent to further strengthen the Corporation's loan loss reserve, compared with $45 million for the same period in 1994. The provision for credit losses in each quarter reflected management's assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions.

  Since March 31, 1994, domestic consumer-related and international loans, primarily from Argentina and Brazil, have grown by $1.5 billion and $1.1 billion, respectively, while domestic commercial loans have declined by $800 million. As noted below under "Emerging Markets Countries", due to the events of the first quarter, some deterioration could occur in the unsecured consumer and middle market loan portfolios in Argentina, which represent a small percentage of total Argentine assets. These factors, along with other assessments of the credit portfolio, were considered in determining the adequacy of the reserve for credit losses and the increase in the provision for credit losses in the first quarter.

  The level of the provision for credit losses in 1994 reflected, in part, the effect of transferring certain lower quality real estate exposure to an accelerated disposition portfolio.

  The amount of future provisions will continue to be a function of the regular quarterly review of the reserve for credit losses, based upon management's assessment of risk at that time, and, as such, there can be no assurance as to the level of future provisions.

                               NONINTEREST INCOME

  The following tables set forth the components of noninterest income, as well as a further breakdown of financial service fees. Information on the change in noninterest income follows each table.

NONINTEREST INCOME

                                                                 FIRST QUARTER
                                                                ----------------
                                                                1995 1994 CHANGE
                                                                ---- ---- ------
                                                                 (IN MILLIONS)
     Financial service fees.................................... $106 $ 92  $ 14
     Trust and agency fees.....................................   53   48     5
     Trading profits and commissions...........................    1    4    (3)
     Securities portfolio gains, net...........................    6    4     2
     Mezzanine/venture capital profits, net....................   16   14     2
     Foreign exchange trading profits..........................   12    9     3
     Other income..............................................   24   37   (13)
                                                                ---- ----  ----
       Subtotal................................................  218  208    10
     Gains from sales of businesses............................   75   27    48
                                                                ---- ----  ----
       Total................................................... $293 $235  $ 58
                                                                ==== ====  ====

  Early in the first quarter of 1995, the Corporation completed the sale of its Maine and Vermont banking subsidiaries and recorded a pre-tax gain of $75 million ($30 million after-tax). Early in the first quarter of 1994, the Corporation completed the sale of its United States factoring business and recorded a gain of $27 million ($15 million after-tax).

  Noninterest income before gains from sales of businesses grew $10 million from the first quarter of 1994. The increase reflected higher financial service fees, as well as higher trust and agency fees. The increase in trust and agency fees was due to increased volumes in the Latin American mutual fund and domestic stock transfer businesses. Other income in the first quarter of 1994 included gains from the sale of securities originally acquired in connection with loan restructurings.

FINANCIAL SERVICE FEES

                                                                 FIRST QUARTER
                                                                ----------------
                                                                1995 1994 CHANGE
                                                                ---- ---- ------
                                                                 (IN MILLIONS)
     Deposit fees.............................................. $ 30 $30
     Letter of credit and acceptance fees......................   19  13   $ 6
     Net mortgage servicing fees...............................   21  10    11
     Loan-related fees.........................................   13  14    (1)
     Factoring fees............................................        2    (2)
     Other.....................................................   23  23
                                                                ---- ---   ---
       Total................................................... $106 $92   $14
                                                                ==== ===   ===

  The increase in net mortgage servicing fee income from the prior year reflected higher levels of average mortgage servicing volume coupled with slower amortization of the mortgage servicing asset as a result of a decline in the rate of mortgage prepayments. The mortgage servicing portfolio rose to $38 billion at March 31, 1995 from $29 billion a year ago. Letter of credit fees increased from the prior year, mainly reflecting growth from international units, particularly Brazil. The absence of factoring fees in 1995 is attributable to the 1994 sale of the Corporation's factoring business.

                              NONINTEREST EXPENSE

  The following tables set forth the components of noninterest expense. Information on the change in noninterest expense follows the table.

NONINTEREST EXPENSE

                                                                 FIRST QUARTER
                                                                ----------------
                                                                1995 1994 CHANGE
                                                                ---- ---- ------
                                                                 (IN MILLIONS)
     Employee costs............................................ $217 $195  $22
     Occupancy & equipment.....................................   59   56    3
     Professional fees.........................................   13   12    1
     Other.....................................................   92   79   13
                                                                ---- ----  ---
       Noninterest expense before OREO costs...................  381  342   39
     OREO costs................................................    2    5   (3)
                                                                ---- ----  ---
       Total................................................... $383 $347  $36
                                                                ==== ====  ===

  Noninterest expense, before OREO costs, increased $39 million from the first quarter of 1994. This was mainly due to a $22 million increase in employee costs, reflecting growth in the Corporation's Latin American and domestic personal banking businesses coupled with higher levels of incentive compensation. Nonemployee costs grew $17 million due, in part, to higher levels of advertising and travel expense, increased amortization of goodwill stemming from the Corporation's 1994 acquisitions and the absence of the prior year's property tax rebate. The $3 million decline in OREO costs was primarily due to lower valuation adjustments.

                           PROVISION FOR INCOME TAXES

  The Corporation's tax provision of $121 million in the first quarter of 1995 included $45 million associated with the $75 million pre-tax gain on the sales of its Maine and Vermont banking subsidiaries. The high level of tax associated with this gain reflected the lower tax basis in these investments as a result of $35 million of non-tax deductible goodwill associated with these subsidiaries. Excluding this gain and related tax provision, the Corporation's effective tax rate in the first quarter of 1995 was 44%, the same rate as in the first quarter of 1994.

                              FINANCIAL CONDITION
                              -------------------

                           CONSOLIDATED BALANCE SHEET

  At March 31, 1995, the Corporation's total assets were $43.5 billion, a decrease of $1.2 billion from December 31, 1994. This decrease mainly reflected reductions in securities available for sale of $.6 billion and loans of $.6 billion. The decline in loans resulted from the sales of the Maine and Vermont banking subsidiaries, partly offset by higher levels of consumer-related and international loans. Deposits declined $3.1 billion, resulting from a $1.3 billion decrease in deposits from the sales of the Maine and Vermont banking subsidiaries and from a decrease in deposits in overseas offices. The reduction in overseas deposits was related to a shift in funding from Eurodollar deposits to term federal funds purchased, which increased $1.3 billion. In addition, other funds borrowed rose $.8 billion.

                              LIQUIDITY MANAGEMENT

  The Corporation's liquid assets, which consist primarily of interest bearing deposits in other banks, federal funds sold and resale agreements, money market loans and unencumbered U.S. Treasury and government agency securities, stood at $4.9 billion at March 31, 1995, compared with $4.6 billion at December 31, 1994. This growth in liquid assets is primarily attributable to an increase in unencumbered securities partially offset by a decline in interest bearing deposits in other banks and federal funds sold. Management considers overall liquidity at March 31, 1995 to be adequate to meet current obligations, support its expectations for future changes in asset and liability levels and carry on normal operations.

                               INTEREST RATE RISK

  Interest rate risk is defined as the exposure of the Corporation's net income or financial position to adverse movements in interest rates. The Corporation manages its interest rate risk within policies and limits established by the Asset and Liability Management Committee (ALCO) and approved by the Board of Directors. ALCO issues strategic directives to specify the extent to which Board-approved interest rate risk limits may be utilized taking into account the results of rate risk modeling processes as well as other internal and external factors.

  Interest rate risk related to non-trading, U.S. dollar denominated positions, which represents the significant portion of the consolidated balance sheet, is managed centrally through the Boston Treasury Group, using several modeling methodologies. These models are applied to the Corporation's existing or "static" balance sheet and off-balance-sheet positions and employ a number of assumptions. The two principal methodologies used are market value sensitivity and net interest income at risk.

  Market value sensitivity is determined by calculating the effect on the Corporation's existing assets, liabilities and off-balance-sheet positions, given an immediate rise or fall in interest rates ("rate shock"). Net interest revenue at risk is modeled based on interest rate shock scenarios and a gradual change in interest rates over a period of time. The simulated net interest revenue under these scenarios is used to evaluate how differences in asset, liability and off-balance-sheet repricing structures will be reflected in the next twelve months' results of operations. These two methodologies provide different but complementary measures of the level of interest rate risk: the longer term view is modeled through market value sensitivity, while the shorter term view is evaluated through net interest income at risk over the next twelve months. These methodologies are designed to isolate the effects of market changes in interest rates on the Corporation's existing positions from other factors, such as competitive pricing considerations, future changes in asset and liability mix, and other management actions, and therefore are not by themselves measures of future levels of net interest revenue.

  At March 31, 1995, the Corporation maintained an effectively neutral interest rate risk position. As a result, the U.S. dollar denominated net interest revenue at risk based on a gradual 200 basis point adverse movement in market rates was negligible, while the Corporation's market value sensitivity to an adverse 100 basis point interest rate shock was $8 million or .2% of risk-based capital. These levels were well within ALCO limits. Under current ALCO directives, net interest revenue at risk cannot exceed 2% of the Corporation's net interest revenue over the next twelve month period given a 100 basis points adverse interest rate shock or 200 basis point adverse change in interest rates over the period, and market value sensitivity at risk cannot exceed 2% of the Corporation's total risk-based capital given a 100 basis point adverse interest rate shock. The limits and utilization of such limits has not changed significantly from December 31, 1994. The Corporation has generally operated well below these limits; however, the level of future interest rate risk positions can be changed quickly through the use of derivatives and/or balance sheet instruments.

  Additional information with respect to the Corporation's interest rate risk process is included on pages 50 and 51 of the Corporation's Annual Report to Stockholders, which is incorporated by reference in its 1994 Annual Report on Form 10-K.

  The Corporation utilizes a variety of financial instruments to manage interest rate risk including derivatives. The Corporation routinely uses non-leveraged rate related derivative instruments, primarily interest rate swaps, options and futures, as part of its asset and liability management practices. These derivatives provide the Corporation with significant flexibility in managing its interest rate risk exposure by allowing it to respond quickly to changes in market conditions while minimizing the impact on balance sheet leverage. All derivative activities are managed on a comprehensive basis, are subject to the overall income and market value at risk measures and limits described above, and are subject to credit standards similar to those for balance sheet exposures.

  During the quarter ended March 31, 1995, there was an increase in the fair value of interest rate derivatives used for asset and liability management purposes. This resulted in a decline in the unrecognized loss from $140 million at December 31, 1994 to $105 million at March 31, 1995. The change in the fair value of this portfolio reflects the effect of changes in interest rates during the quarter. Since these derivatives are used as part of the overall management of the Corporation's domestic interest rate risk, changes in the fair value of this portfolio are considered within the Corporation's overall domestic interest rate risk exposure, and are therefore subject to the ALCO directives discussed above.

  The following is a summary of interest rate derivatives and foreign exchange contracts included in the Corporation's asset and liability management portfolio.

                                                    FAIR VALUE(2)  UNRECOGNIZED
                                          NOTIONAL ---------------    GAIN/
                                           AMOUNT  ASSET LIABILITY  (LOSS)(3)
                                          -------- ----- --------- ------------
                                                      (IN MILLIONS)
MARCH 31, 1995
Interest rate contracts(1):
  Futures and forwards................... $17,382          $  1       $  (9)
  Interest rate swaps....................   3,489   $11     143        (121)
  Interest rate options:
    Purchased............................   1,158     3                  25
                                          -------   ---    ----       -----
Total interest rate contracts............ $22,029   $14    $144       $(105)
                                          =======   ===    ====       =====
Foreign exchange spot and forward
 contracts(1)............................ $   560   $10    $  8       $   1
                                          =======   ===    ====       =====
DECEMBER 31, 1994
Interest rate contracts(1):
  Futures and forwards................... $16,566   $ 1               $  36
  Interest rate swaps....................   3,721    19    $225        (208)
  Interest rate options:
    Written or sold......................   6,125            19         (17)
    Purchased............................   7,709    39                  49
                                          -------   ---    ----       -----
Total interest rate contracts............ $34,121   $59    $244       $(140)
                                          =======   ===    ====       =====
Foreign exchange spot and forward
 contracts(1)............................ $   604   $ 2    $  5       $  (4)
                                          =======   ===    ====       =====

- --------
(1) Contracts under master netting agreements are shown on a net basis.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arms length transaction with a third party as of the balance sheet date. In certain cases, instruments such as futures and forwards are subject to daily cash settlements; as such, the fair value of these instruments is zero.
(3) Unrecognized gain or loss represents the amount of gain or loss, based on fair value, that has not been recognized in the income statement at the balance sheet date. Such amounts are recognized as an adjustment of yield over the period being managed. Included in the unrecognized gains or losses at March 31, 1995 and December 31, 1994 were $45 million and $35 million, respectively, of net unrecognized gains from contracts which have been terminated. These gains are being amortized to net interest revenue over weighted average periods of 13 months and 14 months, respectively.

  The following table summarizes the remaining maturity of interest rate derivative financial instruments entered into for asset and liability management purposes as of March 31, 1995:

                          MATURITY
                            1995    1996     1997   1998  1999  2000+    TOTAL
                          -------- -------  ------  ----  ----  ------  -------
                                       (DOLLARS IN MILLIONS)
Interest Rate Swaps
Domestic:
Receive fixed rate
 swaps(1):
  Notional amount.......   $  240  $    12  $  299  $225  $105  $1,870  $ 2,751
  Weighted average
   receive rate.........     9.44%    7.11%   8.54% 7.31% 7.85%   6.24%    6.92%
  Weighted average pay
   rate.................     6.21%    6.35%   6.34% 6.35% 6.25%   6.61%    6.51%
Pay fixed rate swaps(1):
  Notional amount.......   $  186  $    81  $   56  $ 31  $ 44  $   30  $   428
  Weighted average
   receive rate.........     6.47%    6.22%   6.52% 6.51% 6.29%   6.42%    6.41%
  Weighted average pay
   rate.................     5.10%    6.97%   7.96% 8.91% 7.37%   7.72%    6.52%
Basis swaps(2):
  Notional amount.......   $  140                                       $   140
  Weighted average
   receive rate.........     6.25%                                         6.25%
  Weighted average pay
   rate.................     6.35%                                         6.35%
Total Domestic Interest
 Rate Swaps:
  Notional amount.......   $  566  $    93  $  355  $256  $149  $1,900  $ 3,319
  Weighted average
   receive rate(3)......     7.67%    6.33%   8.22% 7.21% 7.39%   6.24%    6.83%
  Weighted average pay
   rate(3)..............     5.88%    6.89%   6.59% 6.66% 6.58%   6.63%    6.50%
Total International
 Interest Rate Swaps
  Notional Amount(4)....   $  170                                       $   170
                           ------  -------  ------  ----  ----  ------  -------
Total Consolidated
 Interest Rate Swaps
  Notional Amount.......   $  736  $    93  $  355  $256  $149  $1,900  $ 3,489
                           ------  -------  ------  ----  ----  ------  -------
Other Derivative
 Products
Futures and forwards(5).   $4,297  $10,729  $2,326  $ 30                $17,382
Interest rate options
 purchased..............      608      386      40    81    43            1,158
                           ------  -------  ------  ----  ----  ------  -------
Total Consolidated
 Notional Amount........   $5,641  $11,208  $2,721  $367  $192  $1,900  $22,029
                           ======  =======  ======  ====  ====  ======  =======

- --------
(1) Of the receive fixed rate swaps, $1 billion were linked to floating rate loans, and the remainder principally to fixed rate notes payable. Of the swaps linked to notes payable, approximately $1 billion are scheduled to mature in 2000 and thereafter. Of the pay fixed rate swaps, $.2 billion were linked to floating rate funds borrowed and the remainder principally to fixed rate loans.
(2) Basis swaps represent swaps where both the pay rate and receive rate are floating rates. All of the basis swaps are linked to loans.
(3) The majority of the Corporation's interest rate swaps accrue at LIBOR (London Interbank Offered Rate). In arriving at the variable weighted average receive and pay rates, LIBOR rates in effect as of March 31, 1995 have been implicitly assumed to remain constant throughout the term of the swap. Future changes in LIBOR rates would affect the variable rate information disclosed.
(4) The majority of the International portfolio is comprised of swaps from the Corporation's Brazilian operation with a weighted average maturity of less than 29 days. These swaps typically include the exchange of floating rate indices which are limited to the Brazilian market.
(5) The majority of the futures used by the Corporation are linked to funds borrowed and are exchange-traded instruments. The reference instruments for these contracts comprise the major types available, such as Eurodollar deposits and U.S. Treasury notes. The forwards are used to manage interest rate risk related to the Corporation's mortgages held for sale.

  Derivatives not used in the asset and liability management portfolio are included in the derivatives trading portfolio. The primary focus of the Corporation's derivatives trading activities is related to providing risk management products to its customers. Net trading gains from interest rate derivatives for the quarters ended March 31, 1995 and 1994 were $3 million, respectively, and from foreign exchange contracts, $12 million and $9 million, respectively.

  The following is a summary of the Corporation's notional amounts and fair values of interest rate derivatives and foreign exchange contracts included in its trading portfolio. Detailed information about the maturity profiles of trading instruments is not provided since these instruments may be traded at any time.

                                                        TRADING PORTFOLIO
                                                 -------------------------------
                                                                  AVERAGE FAIR
                                                  FAIR VALUE(2)     VALUE(3)
                                        NOTIONAL --------------- ---------------
                                         AMOUNT  ASSET LIABILITY ASSET LIABILITY
                                        -------- ----- --------- ----- ---------
                                                     (IN MILLIONS)
MARCH 31, 1995
Interest rate contracts(1):
  Futures and forwards................. $25,902  $ 22    $ 20    $ 11    $ 10
  Interest rate swaps..................   9,984    61      41      68      41
  Interest rate option:
    Written or sold....................   6,035            20              28
    Purchased..........................   5,159    33              45
                                        -------  ----    ----    ----    ----
Total interest rate contracts.......... $47,080  $116    $ 81    $124    $ 79
                                        =======  ====    ====    ====    ====
Foreign exchange contracts:
  Spot and forward contracts........... $19,722  $573    $581    $373    $384
  Options written or sold..............     911            19              14
  Options purchased....................     713    20              14
                                        -------  ----    ----    ----    ----
Total foreign exchange contracts....... $21,346  $593    $600    $387    $398
                                        =======  ====    ====    ====    ====
DECEMBER 31, 1994
Interest rate contract(1):
  Futures and forwards................. $17,257
  Interest rate swaps..................  12,604  $ 75    $ 40    $ 92    $ 45
  Interest rate options:
    Written or sold....................   5,639            36              31
    Purchased..........................   4,251    55              45
                                        -------  ----    ----    ----    ----
Total interest rate contracts.......... $39,751  $130    $ 76    $137    $ 76
                                        =======  ====    ====    ====    ====
Foreign exchange contracts(1):
  Spot and forward contracts........... $17,142  $172    $186    $233    $244
  Options written or sold..............     753             9              13
  Options purchased....................     811     8              11
                                        -------  ----    ----    ----    ----
Total foreign exchange contracts....... $18,706  $180    $195    $244    $257
                                        =======  ====    ====    ====    ====

- --------
(1) Contracts under master netting agreements are shown on a net basis.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arms length transaction with a third party as of the balance sheet date. In certain cases, contracts such as futures and forwards, are subject to daily cash settlements; as such, the fair value of these instruments is zero.
(3) Average fair value represents averages for first quarter 1995 and fourth quarter 1994.

  Additional information on the Corporation's derivative products, including accounting policies, is provided in Notes 1 and 21 to the Financial Statements in the Corporation's Annual Report to Stockholders, which is incorporated by reference in its 1994 Annual Report on Form 10-K.

                                    CAPITAL

  The Corporation's Tier 1 and total capital ratios were 7.8% and 13.3%, respectively, at March 31, 1995, compared with 7.0% and 12.2%, respectively, at December 31, 1994. The Corporation's leverage ratio at March 31, 1995 was 7.3% compared with 6.5% at December 31, 1994. The improvement in these ratios reflected the sale of the Maine and Vermont banking subsidiaries, which resulted in a lower level of risk adjusted assets and the removal of $35 million of goodwill from the Corporation's balance sheet. In addition, the Corporation's Tier 1 capital ratio benefited from the redemption of $94 million of the Corporation's convertible subordinated debt. The conversion of subordinated debt is more fully discussed in Note 7 to the Financial Statements.

  As of March 31, 1995, the capital ratios of the Corporation and all of its banking subsidiaries exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The capital categories of the Corporation's banking subsidiaries are determined solely for purposes of applying FDICIA's provisions and, accordingly, such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's banking subsidiaries.

  In April 1995, the Board of Directors declared a quarterly common dividend of $.27 per share, payable on May 26, 1995. The payment and level of future common dividends will continue to be determined by the Board of Directors based on the Corporation's financial condition, recent earnings history and other factors.

                                 CREDIT PROFILE

  The segments of the lending portfolio are as follows:

                                            DEC.     SEPT.    JUNE
                                 MARCH 31,   31,      30,      30,    MARCH 31,
                                   1995     1994     1994     1994      1994
                                 --------- -------  -------  -------  ---------
                                                (IN MILLIONS)
United States Operations:
  Commercial, industrial and
   financial....................  $11,684  $11,805  $11,987  $11,871   $12,064
  Commercial real estate:
    Construction................      355      354      464      499       542
    Other commercial............    2,645    3,141    3,110    3,084     2,851
  Consumer-related loans:
    Secured by 1-4 family
     properties.................    4,635    5,004    4,878    4,215     3,923
    Other.......................    2,603    2,462    2,373    2,283     1,795
  Lease financing...............    1,350    1,366    1,312    1,263     1,257
  Unearned income...............     (216)    (216)    (199)    (198)     (202)
                                  -------  -------  -------  -------   -------
                                   23,056   23,916   23,925   23,017    22,230
                                  =======  =======  =======  =======   =======
International Operations:
  Loans and lease financing.....    7,452    7,165    7,019    7,029     6,405
  Unearned income...............      (69)     (76)     (63)     (80)      (81)
                                  -------  -------  -------  -------   -------
                                    7,383    7,089    6,956    6,949     6,324
                                  -------  -------  -------  -------   -------
      Total loan and lease
       financing................  $30,439  $31,005  $30,881  $29,966   $28,554
                                  =======  =======  =======  =======   =======

  The decline in domestic loans and leases from December 31, 1994 reflected a $1.2 billion reduction from the sales of the Maine and Vermont banking subsidiaries, of which approximately $.5 billion were commercial real estate loans. Excluding these sales, domestic loans and leases grew approximately $300 million due to higher levels of consumer-related loans. The international portfolio increased by $294 million due, in part, to growth in the Latin American portfolio. A further discussion of the Argentine and Brazilian operations is included under the caption "Emerging Markets Countries".

  The Corporation's domestic commercial real estate loans amounted to $3 billion at March 31, 1995 and $3.5 billion at December 31, 1994. Approximately 65% of these loans were located in New England at March 31, 1995 compared with approximately 70% at December 31, 1994.

  The Corporation's total loan portfolio at March 31, 1995 included $1.2 billion of highly leveraged transaction (HLT) loans to 88 customers, compared with $1.3 billion to 84 customers at December 31, 1994. The average HLT loan size was $14 million at March 31, 1995 and $15 million at December 31, 1994. The amount of unused commitments for HLTs at March 31, 1995 was $720 million, compared with $653 million at December 31, 1994. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At March 31, 1995 and December 31, 1994, less than $1 million of the HLT portfolio was on nonaccrual status. There were no credit losses from the HLT portfolio in the first quarter of 1995, compared with $6 million of net credit losses in the preceding quarter. The Corporation does not currently anticipate a substantial increase in HLT lending over the March 31, 1995 level.

  A discussion of the Corporation's real estate and HLT lending activities and policies is included in its 1994 Annual Report to Stockholders on pages 38 through 41, which is incorporated by reference in its 1994 Annual Report on Form 10-K.

                           NONACCRUAL LOANS AND OREO

  The details of consolidated nonaccrual loans and OREO are as follows:

                                MARCH 31, DEC. 31, SEPT. 30, JUNE 30, MARCH 31,
                                  1995      1994     1994      1994     1994
                                --------- -------- --------- -------- ---------
                                             (DOLLARS IN MILLIONS)
United States:
  Commercial, industrial and
   financial...................   $111      $113     $119      $131     $112
  Commercial real estate:
    Construction...............     20        13       18        30       27
    Other......................     97       106      119       160      134
  Consumer-related loans:
    Secured by 1-4 family
     residential properties....     45        44       35        30       17
    Other......................     21        24       15         9       13
                                  ----      ----     ----      ----     ----
                                   294       300      306       360      303
                                  ----      ----     ----      ----     ----
International..................     57        65       71        87       96
                                  ----      ----     ----      ----     ----
      Total nonaccrual loans...    351       365      377       447      399
                                  ----      ----     ----      ----     ----
OREO...........................     71        76       93        71       66
                                  ----      ----     ----      ----     ----
      Total....................   $422      $441     $470      $518     $465
                                  ====      ====     ====      ====     ====
Nonaccrual loans and OREO as a
 percent of related asset
 categories....................    1.4%      1.4%     1.5%      1.7%     1.6%

  The decline in nonaccrual loans and OREO included $27 million resulting from the sales of the Corporation's Maine and Vermont banking subsidiaries which were completed during the first quarter of 1995, partially offset by increases in commercial and industrial and real estate nonaccrual loans. The level of nonaccrual loans and OREO is influenced by the economic environment, interest rates, the regulatory environment and other internal and external factors. As such, no assurance can be given as to future levels of nonaccrual loans and leases and OREO.

  As part of its approach to managing credit, the Corporation renegotiates certain of its loans when a determination is made that greater economic value will ultimately be realized under the new terms than through foreclosure. Renegotiated loans were not material at March 31, 1995 and December 31, 1994. In addition, during 1994, the Corporation transferred certain of its lower quality real estate exposures, including a portion which was on nonaccrual status, to an accelerated disposition portfolio (ADP). During the first quarter of 1995, the Corporation disposed of substantially all its ADP assets, which totaled $118 million at December 31, 1994.

                           RESERVE FOR CREDIT LOSSES

  The reserve for credit losses at March 31, 1995 was $696 million, or 2.29% of outstanding loans and leases, compared with $680 million, or 2.19% at December 31, 1994. The reserve for credit losses was 198% of nonaccrual loans and leases at March 31, 1995, compared with 186% at December 31, 1994. During the quarter the Corporation implemented Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure". These standards affect the evaluation of the reserve for credit losses and require that impaired loans be evaluated based on the present value of expected future cash flows or the fair value of the collateral, as applicable. The level of the Corporation's reserve for credit losses was not affected by this statement. The Corporation's adoption of these standards is more fully discussed in Note 6 to the Financial Statements.

  Net credit losses, were $42 million for the first quarter of 1995 compared with $31 million for the fourth quarter of 1994. As a percentage of average loans and leases on an annualized basis, net credit losses were .56% in the first quarter of 1995, compared with .40% for the fourth quarter of 1994. The increase in net credit losses in the first quarter was due mainly to the Corporation's international operations, related to a charge-off of an Asian credit, and to a lower level of recoveries.

  Net credit losses are as follows:

                                                              QUARTERS ENDED
                                                          ----------------------
                                                          MARCH 31, DECEMBER 31,
                                                            1995        1994
                                                          --------- ------------
                                                              (IN MILLIONS)
     United States Operations:
       Commercial, industrial and financial..............    $ 9        $ 4
       Commercial real estate............................      6          8
       Consumer-related loans:
         Secured by 1-4 family residential properties....      4          5
         Other...........................................      8          7
                                                             ---        ---
                                                              27         24
                                                             ---        ---
     International Operations............................     15          7
                                                             ---        ---
           Total.........................................    $42        $31
                                                             ===        ===

                           CROSS-BORDER OUTSTANDINGS

  At March 31, 1995 and December 31, 1994, total cross-border outstandings represented 15% of consolidated total assets. In accordance with the bank regulatory rules, cross-border outstandings are amounts payable to the Corporation in U.S. dollars or other non-local currencies plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies. Excluded from cross-border outstandings for a given country are:

  . Local currency assets funded with U.S. dollars or other non-local currency where the provider of funds agrees that, in the event their claim cannot be repaid in the designated currency due to currency exchange restrictions in a given country, they will either accept payment in local currency or wait to receive the non-local currency until such time as it becomes available. At March 31, 1995, such transactions related to emerging markets countries totaled $1 billion compared with $.9 billion at December 31, 1994.

  . Local currency outstandings funded with local currency.

  . U.S. dollar or other non-local currency outstandings reallocated as a result of external guarantees and cash collateral.

  Cross-border outstandings in countries which individually amounted to 1.0% or more of consolidated total assets at March 31, 1995 and December 31, 1994 were approximately as follows:

                                                    PERCENTAGE OF
                         PUBLIC BANKS OTHER  TOTAL  TOTAL ASSETS  COMMITMENTS(2)
                         ------ ----- ------ ------ ------------- --------------
                                          (DOLLARS IN MILLIONS)
MARCH 31, 1995(1)
Argentina...............  $255   $40  $1,610 $1,905      4.4%          $ 70
Brazil..................    20     5     710    735      1.7             40
United Kingdom..........          70     525    595      1.4             85
DECEMBER 31, 1994(1)
Argentina...............  $305   $40  $1,525 $1,870      4.2%          $ 95
Brazil..................           5     795    800      1.8             30
Chile...................   115    90     290    495      1.1             35
United Kingdom..........           5     595    600      1.3            115

- --------
(1) Cross-border outstandings in countries which fell within .75% and 1% of consolidated total assets at March 31, 1995 and December 31, 1994 were approximately as follows: Chile $420 million and Switzerland $410 million at March 31, 1995; none at December 31, 1994.
(2) Included within commitments are letters of credit, guarantees and the undisbursed portion of loan commitments.

  To comply with the regulatory definition of cross-border outstandings, the Corporation included in its Argentine cross-border outstandings approximately $1 billion of Argendollar outstandings at March 31, 1995 and December 31, 1994. Argendollar outstandings are U.S. dollar claims from Argentine customers payable to the Corporation in Argentina which are funded entirely by U.S. dollars borrowed in Argentina.

EMERGING MARKETS COUNTRIES

  At March 31, 1995, approximately $3.8 billion of the Corporation's cross-border outstandings were to emerging markets countries, of which approximately 84% were loans. These cross-border outstandings were mainly comprised of short-term trade credits, non-trade-related loans and leases not subject to country debt rescheduling agreements and capital investments in branches and subsidiaries.

  Approximately $3.3 billion of the cross-border outstandings to emerging markets countries were to Argentina, Brazil (see below for details), Chile and Uruguay, four countries in which the Corporation maintains a branch network and subsidiaries. At March 31, 1995, cross-border outstandings to Chile and Uruguay were $420 million and $215 million, respectively. In addition, cross-border outstandings to Mexico and Colombia were $170 million and $140 million, respectively. The Corporation opened a subsidiary bank in Colombia during the first quarter of 1995 and plans to open one in Mexico later in the year.

  Changes in aggregate cross-border outstandings to Argentina and Brazil since December 31, 1994 were approximately as follows:

                                                                ARGENTINA BRAZIL
                                                                --------- ------
                                                                 (IN MILLIONS)
   Cross-border outstandings at December 31, 1994.............   $1,870    $800
   Change in non-trade-related loans and leases not subject to
    country debt rescheduling.................................       18     (50)
   Net change in trade-related cross-border outstandings,
    primarily short-term......................................       48      11
   Net change in investment and trading securities............      (31)    (24)
   Net change in placements...................................        1
   Other......................................................       (1)     (2)
                                                                 ------    ----
   Cross-border outstandings at March 31, 1995................   $1,905*   $735*
                                                                 ======    ====

- --------
* Of the total cross-border outstandings at March 31, 1995, approximately 24% for Argentina and 55% for Brazil are trade-related.

  During the first quarter of 1995, certain emerging markets countries, including those in Latin America, have experienced, to varying degrees, stress in world financial markets and local financial systems, including pressure on the banking systems. Concerns have focused on areas such as currency exchange rates, system liquidity, public budgets, external debt servicing requirements, balance of payments and prospects for economic growth in various countries. The difficulties in Latin America have been significantly influenced by the economic problems in Mexico and the devaluation of the Mexican peso in December 1994. This is particularly true in Argentina, where the Corporation maintains significant local banking operations, and where the economy and financial system have come under stress. The government has taken steps to address these issues. These actions have included establishing international and domestic financing arrangements; announcing a deposit guarantee fund; and implementing domestic budgetary and tax measures. These actions reduced the flow of deposits out of the financial system and also aided in reducing interest rates, which had been high in January and February, to approximately those experienced prior to the occurrence of events described above. In addition, the Argentine government continued to maintain an exchange rate of one Argentine peso to one U.S. dollar. The Argentine presidential election is scheduled for May 14, and the outcome of this election could impact the measures discussed above.

  Operating results from the Corporation's Argentine operation were not significantly affected in the first quarter by the events described above; however, there was an increase in spreads caused by the interest rate conditions prevailing during the quarter. In addition, loan and deposit levels and nonperforming assets were relatively unchanged from December 31, 1994. Net credit losses in the first quarter of 1995 were relatively flat with the fourth quarter of 1994. However, the Corporation expects some deterioration in credit quality over time in Argentina. The high interest rates during the quarter and the economic situation discussed above negatively affected the Argentine stock and bond markets during the quarter. This has resulted in a further decline in the value of various types of Argentine government bonds held by the Corporation. These securities are recorded in the available for sale portfolio and changes in market value are reflected, net of tax, as an adjustment to stockholders' equity. The decline in value of this portfolio reached a peak in early March, and then improved. The after-tax unrealized loss was $49 million at March 31, 1995, compared to an after-tax unrealized loss of $30 million at December 31, 1994. In early May, the Corporation purchased $50 million of three-year government bonds that are part of the Argentine government's international funding arrangements discussed above. If the Argentine government's actions are not effective or if the banking system in Argentina is strained further, particularly with regard to banking system liquidity, the Corporation's Argentine operation could experience adverse effects, including stress on local liquidity, deterioration of credit quality, a further decline in the value of its securities portfolio and declines in loan and deposit volumes.

  Brazil continued to implement the measures of its July 1994 economic plan. During the first quarter, the government adjusted the band within which the local currency can trade against the U.S. dollar, now .88 to .93 Brazilian reals per one U.S. dollar, from .84 to .86 at December 31, 1994. The government also increased import tariffs on a number of products. The objective of these actions was to reduce U.S. dollar outflows from the Brazilian financial system. The government continues to implement measures to reduce local consumer spending to control inflation, which was approximately 1% to 2% per month during the quarter. The Corporation's Brazilian results of operations were not significantly affected in the first quarter by the events described above. Like Argentina, the Brazilian stock and bond markets have come under pressure as a result of recent economic problems in emerging countries; however, these difficulties have not materially affected the value of the Corporation's Brazilian securities at March 31, 1995. The Corporation continues to monitor and evaluate the Brazilian economic program as it evolves and will adjust its strategy as deemed appropriate. It is not possible, however, to predict what effect the program will ultimately have on the Corporation.

  During the first quarter of 1995, the Corporation's Argentine and Brazilian operations continued to structure their balance sheets to take positions in their local currencies. These positions, which declined from December 31, 1994 levels, did not have a significant effect on the Corporation's Argentine and Brazilian results of operations for the first quarter of 1995. For additional information related to the Corporation's Latin American balance sheet currency positions see page 43 of the Corporation's Annual Report to Stockholders, which is incorporated by reference in its 1994 Annual Report on Form 10-K.

  Each emerging markets country is at a different stage of development, with a unique set of economic fundamentals. Therefore, it is expected that the economic situation in Latin America, including the effects of world financial markets on these economies, will continue to be unsettled. The Corporation has not experienced any collection problems as a result of currency restrictions or foreign exchange liquidity problems on its current portfolio of cross-border outstandings to emerging markets countries. The Corporation will continue to monitor the economic situation in Latin America and also its effect on those countries in which it has a local operations or cross-border outstandings. It is not possible to predict what effect the economic situation in Latin America will ultimately have on the economies of these countries.

  For additional information related to the Corporation's Latin American cross-border outstandings and emerging markets countries see pages 12 and 13 of the Corporation's Annual Report on Form 10-K, as well as pages 41 through 44 of the Corporation's Annual Report to Stockholders, which is incorporated by reference into such Form 10-K.

                               ----------------

  The economies of the United States and New England continued to improve during the first quarter of 1995. Management, however, cannot currently predict to what extent the domestic economy or future interest rate changes will affect future periods. In addition, it is uncertain what impact future changes in the economies in Latin America and other foreign countries where the Corporation does business will have on future periods. No assurance, therefore can be given that the positive trends achieved during the first quarter of 1995 will continue.

CONSOLIDATED BALANCE SHEET AVERAGES BY QUARTER

LAST NINE QUARTERS

                                      1993                            1994                1995
                         ------------------------------- ------------------------------- -------
                            1       2       3       4       1       2       3       4       1
                         ------- ------- ------- ------- ------- ------- ------- ------- -------
                                                      (IN MILLIONS)
ASSETS
Interest bearing
 deposits in other
 banks.................. $ 1,262 $ 1,422 $ 1,305 $ 1,185 $ 1,083 $   902 $ 1,131 $ 1,062 $ 1,262
Federal funds sold and
 securities purchased
 under agreements to
 resell.................   1,309   1,089   1,367   2,005   2,447   3,485   2,595   1,711   1,364
Trading securities......     290     276     300     259     452     402     618     750     694
Loans held for sale.....     682     944   1,334   1,314     960     824     651     315     256
Securities..............   3,909   3,838   3,561   3,194   2,945   3,164   3,489   4,435   4,288
Loans and lease
 financing..............  25,224  25,854  26,953  28,172  28,615  29,105  30,362  31,076  30,123
                         ------- ------- ------- ------- ------- ------- ------- ------- -------
 Total earning assets...  32,676  33,423  34,820  36,129  36,502  37,882  38,846  39,349  37,987
Other assets............   3,775   4,078   4,248   4,274   4,712   4,820   5,079   5,051   4,858
                         ------- ------- ------- ------- ------- ------- ------- ------- -------
TOTAL ASSETS............ $36,451 $37,501 $39,068 $40,403 $41,214 $42,702 $43,925 $44,400 $42,845
                         ======= ======= ======= ======= ======= ======= ======= ======= =======
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Deposits:
 Domestic offices:
 Noninterest bearing.... $ 4,031 $ 4,397 $ 4,578 $ 4,863 $ 4,633 $ 4,403 $ 4,477 $ 4,701 $ 4,194
 Interest bearing.......  19,245  18,580  18,360  18,096  17,110  16,672  17,309  17,388  15,827
 Overseas offices:
 Noninterest bearing....     349     336     387     469     497     393     415     481     415
 Interest bearing.......   4,537   4,881   5,218   5,819   6,375   6,764   7,703   7,875   8,318
                         ------- ------- ------- ------- ------- ------- ------- ------- -------
   Total deposits.......  28,162  28,194  28,543  29,247  28,615  28,232  29,904  30,445  28,754
Federal funds purchased
 and repurchase
 agreements.............   1,705   2,315   3,430   3,787   3,619   4,014   3,728   3,333   3,699
Other funds borrowed....   1,436   1,606   1,485   1,603   2,411   4,124   3,633   3,861   3,585
Notes payable...........   1,669   1,670   1,752   1,876   2,194   1,957   1,987   2,141   2,133
Other liabilities.......     886   1,022   1,085   1,073   1,433   1,404   1,625   1,491   1,467
Stockholders' equity....   2,593   2,694   2,773   2,817   2,942   2,971   3,048   3,129   3,207
                         ------- ------- ------- ------- ------- ------- ------- ------- -------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY... $36,451 $37,501 $39,068 $40,403 $41,214 $42,702 $43,925 $44,400 $42,845
                         ======= ======= ======= ======= ======= ======= ======= ======= =======

CONSOLIDATED STATEMENT OF INCOME BY QUARTER--TAXABLE EQUIVALENT BASIS

LAST NINE QUARTERS

                                     1993                        1994                1995
                          --------------------------- ----------------------------  ------
                            1      2      3      4      1       2      3      4       1
                          ------ ------ ------ ------ ------  ------ ------ ------  ------
                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
NET INTEREST REVENUE:     $324.2 $330.5 $340.8 $349.3 $340.7  $374.5 $423.9 $433.4  $425.9
Taxable equivalent
 adjustment.............     1.8    1.7    2.3    2.0    1.5     1.5    1.3    2.7     1.4
                          ------ ------ ------ ------ ------  ------ ------ ------  ------
Total net interest
 revenue................   326.0  332.2  343.1  351.3  342.2   376.0  425.2  436.1   427.3
Provision for credit
 losses.................    22.5   27.6   10.0   10.0   45.0    25.0   25.0   35.0    90.0
                          ------ ------ ------ ------ ------  ------ ------ ------  ------
Net interest revenue
 after provision for
 credit losses..........   303.5  304.6  333.1  341.3  297.2   351.0  400.2  401.1   337.3
                          ------ ------ ------ ------ ------  ------ ------ ------  ------
NONINTEREST INCOME:
Financial service fees..    71.3   92.6   90.9   95.2   92.4    93.9  104.3  105.5   105.6
Trust and agency fees...    43.9   45.2   43.1   45.5   47.7    50.3   50.6   53.1    52.7
Trading profits and
 commissions............     6.9    5.8    6.9    3.9    3.9     1.2   10.9    (.1)    1.1
Securities portfolio
 gains..................     6.4    6.0   11.0    8.8    3.9     5.9    1.3    2.5     6.1
Other income............    45.9   41.4   39.3   35.6   87.2    41.0   35.1   37.6   127.7
                          ------ ------ ------ ------ ------  ------ ------ ------  ------
 Total noninterest
  income................   174.4  191.0  191.2  189.0  235.1   192.3  202.2  198.6   293.2
                          ------ ------ ------ ------ ------  ------ ------ ------  ------
NONINTEREST EXPENSE:
Salaries................   159.1  161.7  160.4  153.3  157.8   161.5  168.1  177.8   176.4
Employee benefits.......    37.5   33.7   32.2   32.7   36.9    37.0   38.6   35.1    40.4
Occupancy expense.......    32.2   32.2   32.2   31.3   31.9    33.1   35.2   34.4    34.9
Equipment expense.......    25.6   24.0   23.3   23.4   23.6    23.4   24.2   24.9    24.1
Merger and restructuring
 charges................                  85.0                  16.4    5.0
Other expense...........   121.3  116.7  107.1  105.9   96.5   101.0  107.2  109.7   107.4
                          ------ ------ ------ ------ ------  ------ ------ ------  ------
 Total noninterest
  expense...............   375.7  368.3  440.2  346.6  346.7   372.4  378.3  381.9   383.2
                          ------ ------ ------ ------ ------  ------ ------ ------  ------
Income before income
 taxes, extraordinary
 items and cumulative
 effect of changes in
 accounting principles..   102.2  127.3   84.1  183.7  185.6   170.9  224.1  217.8   247.3
                          ------ ------ ------ ------ ------  ------ ------ ------  ------
Provision for income
 taxes..................    40.9   54.2   40.4   79.2   81.4    74.9   98.8   94.3   120.6
Taxable equivalent
 adjustment.............     1.8    1.7    2.3    2.0    1.5     1.5    1.3    2.7     1.4
                          ------ ------ ------ ------ ------  ------ ------ ------  ------
                            42.7   55.9   42.7   81.2   82.9    76.4  100.1   97.0   122.0
                          ------ ------ ------ ------ ------  ------ ------ ------  ------
Income before
 extraordinary items and
 cumulative effect of
 changes in accounting
 principles.............    59.5   71.4   41.4  102.5  102.7    94.5  124.0  120.8   125.3
Extraordinary items.....                                (6.6)
Cumulative effect of
 changes in accounting
 principles, net........    24.2
                          ------ ------ ------ ------ ------  ------ ------ ------  ------
NET INCOME..............  $ 83.7 $ 71.4 $ 41.4 $102.5 $ 96.1  $ 94.5 $124.0 $120.8  $125.3
                          ====== ====== ====== ====== ======  ====== ====== ======  ======
PER COMMON SHARE:
Income before
 extraordinary items and
 cumulative effect of
 changes in accounting
 principles:
 Primary................  $  .49 $  .60 $  .30 $  .88 $  .88  $  .80 $ 1.07 $ 1.04  $ 1.08
 Fully diluted..........     .48    .59    .30    .85    .85     .77   1.04   1.01    1.04
Net Income:
 Primary................  $  .72 $  .60 $  .30 $  .88 $  .82  $  .80 $ 1.07 $ 1.04  $ 1.08
 Fully diluted..........     .70    .59    .30    .85    .79     .77   1.04   1.01    1.04
Cash dividends declared.     .10    .10    .10    .10    .22     .22    .22    .27     .27

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                         QUARTER ENDED MARCH 31,
                                                                  1995
                                                       ---------------------------
                                                       AVERAGE             AVERAGE
                                                       VOLUME  INTEREST(1)  RATE
                                                       ------- ----------- -------
                                                          (DOLLARS IN MILLIONS)
                            ASSETS
Interest Bearing Deposits
  with Other Banks          U.S.....................   $   129    $   2      7.21%
                            International...........     1,133       63     22.47
                                                       -------    -----
                                Total...............     1,262       65     20.92
                                                       -------    -----     -----
 Federal Funds Sold and
  Resale Agreements         U.S.....................       527        8      6.03
                            International...........       837       94     45.76
                                                       -------    -----
                                Total...............     1,364      102     30.41
                                                       -------    -----     -----
 Trading Securities         U.S.....................       194        3      6.52
                            International...........       500       38     30.59
                                                       -------    -----
                                Total...............       694       41     23.85
                                                       -------    -----     -----
 Loans Held for Sale        U.S.....................       256        4      5.95
                                                       -------    -----     -----
 Securities                 U.S.
                              Available for sale(2).     2,210       36      6.64
                              Held to maturity......     1,588       26      6.77
                            International...........
                              Available for sale(2).       298       10     11.33
                              Held to maturity......       192        4      7.81
                                                       -------    -----
                                Total...............     4,288       76      7.22
                                                       -------    -----     -----
 Loans and Lease Financing
  (Net of Unearned Income)  U.S.....................    22,742      499      8.90
                            International...........     7,381      247     13.59
                                                       -------    -----
                                Total loans and
                                 lease financing(3).    30,123      746     10.05
                                                       -------    -----     -----
                            Earning assets..........    37,987    1,034     11.05
                                                       -------    -----     -----
                            Nonearning assets.......     4,858
                                                       -------
                            TOTAL ASSETS............   $42,845
                                                       =======

- --------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

                                                         QUARTER ENDED MARCH 31,
                                                                  1995
                                                       ---------------------------
                                                       AVERAGE             AVERAGE
                                                       VOLUME  INTEREST(1)  RATE
                                                       ------- ----------- -------
                                                          (DOLLARS IN MILLIONS)
         LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits                   U.S.
                              Savings deposits......   $ 8,699    $ 52      $2.44%
                              Time deposits.........     7,128      91       5.21
                            International...........     8,318     218      10.61
                                                       -------    ----
                                Total...............    24,145     361       6.07
                                                       -------    ----      -----
 Federal Funds Purchased
  and Repurchase Agreements U.S.....................     3,529      44       5.07
                            International...........       170      14      32.86
                                                       -------    ----
                                Total...............     3,699      58       6.34
                                                       -------    ----      -----
 Other Funds Borrowed       U.S.....................     2,621      40       6.20
                            International...........       964     109      45.75
                                                       -------    ----
                                Total...............     3,585     149      16.83
                                                       -------    ----      -----
 Notes Payable              U.S.....................     1,996      34       6.95
                            International...........       137       5      14.63
                                                       -------    ----
                                Total...............     2,133      39       7.45
                                                       -------    ----      -----
                            Total interest bearing
                             liabilities............    33,562     607       7.34
                                                                  ----      -----
                            Demand deposits U.S.....     4,194
                            Demand deposits
                             International..........       415
                            Other noninterest
                             bearing liabilities....     1,467
                            Total Stockholders'
                             Equity.................     3,207
                                                       -------
                            TOTAL LIABILITIES AND
                             STOCKHOLDERS' EQUITY...   $42,845
                                                       =======
 NET INTEREST REVENUE AS A
  PERCENTAGE OF AVERAGE
  INTEREST EARNING ASSETS   U.S.....................   $27,647    $330       4.85%
                            International...........    10,340      97       3.81
                                                       -------    ----
                            Total...................   $37,987    $427       4.56
                                                       =======    ====

- --------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                         QUARTER ENDED MARCH 31,
                                                                  1994
                                                       ---------------------------
                                                       AVERAGE             AVERAGE
                                                       VOLUME  INTEREST(1)  RATE
                                                       ------- ----------- -------
                                                          (DOLLARS IN MILLIONS)
                        ASSETS
 Interest Bearing Deposits
  with Other Banks          U.S.....................   $   254    $  2       2.78%
                            International...........       829      20      10.09
                                                       -------    ----
                            Total...................     1,083      22       8.37
                                                       -------    ----      -----
 Federal Funds Sold and
  Resale Agreements         U.S.....................     1,323      11       3.21
                            International...........     1,124      69      24.97
                                                       -------    ----
                            Total...................     2,447      80      13.21
                                                       -------    ----      -----
 Trading Securities         U.S.....................       112       1       4.23
                            International...........       340      17      20.61
                                                       -------    ----
                            Total...................       452      18      16.54
                                                       -------    ----      -----
 Loans Held for Sale        U.S.....................       960      16       6.61
                                                       -------    ----      -----
 Securities                 U.S.
                            Available for sale(2)...       893      15       6.99
                            Held to maturity........     1,555      18       4.56
                            International
                            Available for sale(2)...       233      10      16.96
                            Held to maturity........       264       2       4.18
                                                       -------    ----
                            Total...................     2,945      45       6.24
                                                       -------    ----      -----
 Loans and Lease Financing
  (Net of Unearned Income)  U.S.....................    22,305     401       7.29
                            International...........     6,310     143       9.17
                                                       -------    ----
                            Total loans and lease
                             financing(3)...........    28,615     544       7.71
                                                       -------    ----      -----
                            Earning assets..........    36,502     725       8.06
                                                       -------    ----      -----
                            Nonearning assets.......     4,712
                                                       -------
                            TOTAL ASSETS............   $41,214
                                                       =======

- --------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

                                                         QUARTER ENDED MARCH 31,
                                                                  1994
                                                       ---------------------------
                                                       AVERAGE             AVERAGE
                                                       VOLUME  INTEREST(1)  RATE
                                                       ------- ----------- -------
                                                          (DOLLARS IN MILLIONS)
         LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits                   U.S.
                              Savings deposits......   $ 9,257    $ 44       1.91%
                              Time deposits.........     7,853      86       4.46
                            International...........     6,375     110       6.99
                                                       -------    ----
                                Total...............    23,485     240       4.14
                                                       -------    ----      -----
 Federal Funds Purchased
  and Repurchase Agreements U.S.....................     3,390      27       3.18
                            International...........       229      10      18.22
                                                       -------    ----
                                Total...............     3,619      37       4.12
                                                       -------    ----      -----
 Other Funds Borrowed       U.S.....................     1,482      18       4.87
                            International...........       929      55      24.22
                                                       -------    ----
                                Total...............     2,411      73      12.33
                                                       -------    ----      -----
 Notes Payable              U.S.....................     2,104      30       5.77
                            International...........        90       3      14.74
                                                       -------    ----
                                Total...............     2,194      33       6.14
                                                       -------    ----      -----
                            Total interest bearing
                             liabilities............    31,709     383       4.90
                                                                  ----      -----
                            Demand deposits U.S.....     4,633
                            Demand deposits
                             International..........       497
                            Other noninterest
                             bearing liabilities....     1,433
                            Total Stockholders'
                             Equity.................     2,942
                                                       -------
                            TOTAL LIABILITIES AND
                             STOCKHOLDERS' EQUITY...   $41,214
                                                       =======
 NET INTEREST REVENUE AS A
  PERCENTAGE OF AVERAGE
  INTEREST EARNING ASSETS   U.S.....................   $27,403    $274       4.06%
                            International...........     9,099      68       3.03
                                                       -------    ----
                                Total...............   $36,502    $342       3.80
                                                       =======    ====

- --------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

            CHANGE IN NET INTEREST REVENUE--VOLUME AND RATE ANALYSIS

              FIRST QUARTER 1995 COMPARED WITH FIRST QUARTER 1994

  The following table presents, on a fully taxable equivalent basis, an analysis of the effect on net interest revenue of volume and rate changes. The change due to the volume/rate variance has been allocated to volume.

                                                          INCREASE
                                                         (DECREASE)
                                                           DUE TO
                                                          CHANGE IN
                                                         -----------
                                                         VOLUME RATE NET CHANGE
                                                         ------ ---- ----------
                                                             (IN MILLIONS)
 Interest income:
 Loans and lease financing  U.S.......................    $10   $ 88    $ 98
                            International.............     36     68     104
                                                                        ----
                                                                         202
                                                                        ----
 Other earning assets       U.S.......................     (3)    21      18
                            International.............     12     77      89
                                                                        ----
                                                                         107
                                                                        ----
 Total interest income                                     40    269     309
 Total interest expense                                    24    200     224
                                                                        ----
 Net interest revenue                                                   $ 85
                                                                        ====

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  The Corporation's subsidiaries, in the normal course of their business in collecting outstanding obligations, are named as defendants in complaints or counterclaims, commonly referred to as lender liability claims, filed in various jurisdictions by borrowers or others. As previously reported, during 1991 one such claim resulted in a judgment being entered against Rhode Island Hospital Trust National Bank (Hospital Trust) for approximately $4 million, plus interest. Hospital Trust appealed that judgment and on April 5, 1995, the Massachusetts Supreme Judicial Court reversed the lower court decision and entered judgment in favor of Hospital Trust.

  As previously reported, in March 1993, a complaint was filed in Delaware Chancery Court against the Corporation, Society for Savings Bancorp, Inc. (Bancorp) and Bancorp's directors who voted in favor of the Corporation's acquisition of Bancorp. The action was brought by a Bancorp stockholder, individually and as a class action on behalf of all Bancorp stockholders of record on the date the acquisition was announced, and sought an injunction with respect to the proposed acquisition and damages in an unspecified amount. In May 1993, the Chancery Court denied the plaintiff's motion for a preliminary injunction and in July 1993, the Corporation acquired Bancorp. In December 1993, the Chancery Court granted summary judgment in favor of the Corporation, Bancorp and Bancorp's former directors. The plaintiff appealed that decision to the Delaware Supreme Court and in December 1994, the Delaware Supreme Court issued a decision, which affirmed, in part, and reversed, in part, the Chancery Court's decision. The Delaware Supreme Court has remanded the case to the Chancery Court for a determination of two issues: (i) the appropriate remedy, if any, for the Bancorp directors' good faith omission of information in the proxy statement relating to the value of prior bids for Bancorp's subsidiary, Fidelity Acceptance Corporation, and (ii) whether there was any basis for the plaintiff's claim that the Corporation aided and abetted Bancorp in this omission. The Corporation has denied the plaintiff's allegations and, on January 23, 1995, filed a motion for summary judgment with the Chancery Court, which is scheduled for hearing on May 15, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  (A) The Annual Meeting of Stockholders of the Corporation was held on April 27, 1995.

  (B) The following matters were submitted to a vote of the Stockholders of the
Corporation:

    (1) Election of Directors

     NOMINEE                               TOTAL VOTES FOR TOTAL VOTES WITHHELD
     -------                               --------------- --------------------
     William F. Connell...................   92,290,472           484,397
     Thomas J. May........................   89,299,383         3,475,486
     Donald F. McHenry....................   89,382,833         3,392,036
     Thomas B. Wheeler....................   89,366,396         3,408,473
     Alfred M. Zeien......................   89,354,497         3,420,372

    (2) Selection of Independent Auditors

     Total Votes For................................................. 92,058,770
     Total Votes Against.............................................    306,556
     Total Abstentions...............................................    409,543

    (3) Amendment of Director Stock Award Plan

     Total Votes For................................................. 76,949,728
     Total Votes Against............................................. 14,411,018
     Total Abstentions...............................................  1,414,123

    (4) Stockholder Proposal to Change Meeting Date

     Total Votes For.................................................  2,845,264
     Total Votes Against............................................. 76,047,277
     Total Abstentions...............................................  1,962,159
     Total Broker Nonvotes........................................... 11,920,169

    (5) Stockholder Proposal on Approval Process for Certain Transactions

     Total Votes For.................................................  3,664,420
     Total Votes Against............................................. 75,014,843
     Total Abstentions...............................................  2,175,436
     Total Broker Nonvotes........................................... 11,920,170

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

   11    --Computation of Earnings Per Share.
   12(a) --Computation of the Corporation's Consolidated Ratio of Earnings to
           Fixed Charges (excluding interest on deposits).
   12(b) --Computation of the Corporation's Consolidated Ratio of Earnings to
           Fixed Charges (including interest on deposits).
   12(c) --Computation of the Corporation's Consolidated Ratio of Earnings to
           Combined Fixed Charges and Preferred Stock Dividend Requirements
           (excluding interest on deposits).
   12(d) --Computation of the Corporation's Consolidated Ratio of Earnings to
           Combined Fixed Charges and Preferred Stock Dividend Requirements
           (including interest on deposits).
   27    --Financial Data Schedule.

  (b) Current Reports on Form 8-K.

    During the first quarter of 1995, the Corporation filed a Current Report on Form 8-K, dated January 19, 1995, which contained information pursuant to Items 5 and 7 of Form 8-K. The Corporation also filed a Current Report on Form 8-K, dated April 20, 1995, which contained information pursuant to Items 5 and 7 of Form 8-K.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Bank of Boston Corporation

                                            /s/ Ira Stepanian
                                          _____________________________________
                                            IRA STEPANIAN CHAIRMAN OF THE
                                            BOARD OF DIRECTORS AND CHIEF
                                            EXECUTIVE OFFICER

                                            /s/ William J. Shea
                                          _____________________________________
                                            WILLIAM J. SHEA VICE CHAIRMAN,
                                            CHIEF FINANCIAL OFFICER AND
                                            TREASURER

Date: May 12, 1995