Form 10-Q
period 1995-06-30
BANK OF BOSTON CORP
filed 1995-08-14
CIK 36672

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1995:

     Common Stock, $2.25 par value.......................111,682,448

================================================================================

                           BANK OF BOSTON CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 CONSOLIDATED SELECTED FINANCIAL DATA                                        3
 PART I  FINANCIAL INFORMATION
 ITEM 1. Financial Statements:
         Bank of Boston Corporation and Subsidiaries:
          Consolidated Balance Sheet.....................................    4
          Consolidated Statement of Income...............................    6
          Consolidated Statement of Changes in Stockholders' Equity......    7
          Consolidated Statement of Cash Flows...........................    8
         Notes to Financial Statements...................................    9
 ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   13
 PART II OTHER INFORMATION
 ITEM 1. Legal Proceedings...............................................   40
 ITEM 6. Exhibits and Reports on Form 8-K................................   40
 SIGNATURES...............................................................  41
 LIST OF TABLES
    Consolidated Average Balance Sheet--Nine Quarters.....................  29
    Consolidated Statement of Income--Nine Quarters.......................  30
    Average Balances and Interest Rates--Quarter..........................  31
    Average Balances and Interest Rates--First Half.......................  35
    Change in Net Interest Revenue--Volume and Rate Analysis..............  39

                           BANK OF BOSTON CORPORATION

                      CONSOLIDATED SELECTED FINANCIAL DATA
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                1995     1994
QUARTERS ENDED JUNE 30                                         -------  -------
INCOME STATEMENT DATA:
Net interest revenue.......................................... $   434  $   375
Provision for credit losses...................................      40       25
Noninterest income............................................     236      192
Noninterest expense...........................................     392      372
Net income....................................................     133       95
Per common share:
Net income:
  Primary.....................................................    1.11      .80
  Fully diluted...............................................    1.10      .77
Market value per common share:
  High........................................................  38 1/4   28 1/2
  Low.........................................................  29 3/8   23 1/8
SIX MONTHS ENDED JUNE 30
INCOME STATEMENT DATA:
Net interest revenue.......................................... $   860  $   715
Provision for credit losses...................................     130       70
Noninterest income............................................     529      428
Noninterest expense...........................................     775      719
Income before extraordinary item..............................     259      198
Net income....................................................     259      191
Per common share:
Income before extraordinary item
  Primary.....................................................    2.19     1.68
  Fully diluted...............................................    2.14     1.62
Net income:
  Primary.....................................................    2.19     1.62
  Fully diluted...............................................    2.14     1.56
Market value per common share:
  High........................................................  38 1/4   28 1/2
  Low.........................................................  25 5/8   22 5/8
AT JUNE 30
BALANCE SHEET DATA:
Loans and lease financing..................................... $31,388  $29,966
Total assets..................................................  45,254   43,437
Deposits......................................................  29,121   29,395
Total stockholders' equity....................................   3,465    3,005
Book value per common share...................................   26.49    23.36
Regulatory capital ratios:
 Risk-based capital ratios:
  Tier 1......................................................     7.7%     7.1%
  Total.......................................................    13.0     12.3
 Leverage ratio...............................................     7.3      6.6

                           BANK OF BOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            JUNE 30  DECEMBER 31
                                                             1995       1994
                                                            -------  -----------
                          ASSETS
Cash and due from banks.................................... $ 2,252    $ 2,317
Interest bearing deposits in other banks...................   1,517      1,556
Federal funds sold and securities purchased under
 agreements to resell......................................     805      1,232
Trading securities.........................................     831        553
Mortgages held for sale....................................     379        183
Securities (Note 4):
  Available for sale.......................................   3,011      2,997
  Held to maturity (fair value of $1,841 in 1995 and $1,626
   in 1994)................................................   1,821      1,703
Loans and lease financing (Note 5):
  United States Operations.................................  23,454     23,916
  International Operations.................................   7,934      7,089
                                                            -------    -------
    Total loans and lease financing (net of unearned income
     of $264 in 1995 and $292 in 1994).....................  31,388     31,005
Reserve for credit losses (Note 6).........................    (692)      (680)
                                                            -------    -------
  Net loans and lease financing............................  30,696     30,325
Premises and equipment, net................................     563        569
Due from customers on acceptances..........................     319        314
Accrued interest receivable................................     368        355
Other assets...............................................   2,692      2,526
                                                            -------    -------
TOTAL ASSETS............................................... $45,254    $44,630
                                                            =======    =======




   The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           JUNE 30  DECEMBER 31
                                                            1995       1994
                                                           -------  -----------
           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Domestic offices:
    Noninterest bearing................................... $ 4,719    $ 4,900
    Interest bearing......................................  16,279     16,841
  Overseas offices:
    Noninterest bearing...................................     604        569
    Interest bearing......................................   7,519      9,046
                                                           -------    -------
      Total deposits......................................  29,121     31,356
Funds borrowed:
  Federal funds purchased.................................     933        369
  Term federal funds purchased............................   1,317        765
  Securities sold under agreements to repurchase..........   1,404      1,883
  Other funds borrowed....................................   5,391      3,343
Acceptances outstanding...................................     321        316
Accrued expenses and other liabilities....................   1,192      1,287
Notes payable (Note 7)....................................   2,110      2,169
                                                           -------    -------
TOTAL LIABILITIES.........................................  41,789     41,488
                                                           -------    -------
Commitments and contingencies (Notes 2 and 8)
Stockholders' equity:
  Preferred stock without par value:
    Authorized shares--10,000,000
    Issued and outstanding shares--4,593,941..............     508        508
  Common stock, par value $2.25:
    Authorized shares--200,000,000
    Issued shares--111,611,618 in 1995 and 107,584,349 in
    1994
    Outstanding shares--111,611,618 in 1995 and
    106,547,149 in 1994...................................     251        242
  Surplus.................................................     900        810
  Retained earnings.......................................   1,831      1,655
  Net unrealized loss on securities available for sale,
   net of tax.............................................     (23)       (40)
  Treasury stock, at cost (1,037,200 shares in 1994)......                (27)
  Cumulative translation adjustments, net of tax..........      (2)        (6)
                                                           -------    -------
TOTAL STOCKHOLDERS' EQUITY................................   3,465      3,142
                                                           -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................ $45,254    $44,630
                                                           =======    =======

   The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                              QUARTERS ENDED  SIX MONTHS ENDED
                                                  JUNE 30          JUNE 30
                                              --------------- -----------------
                                               1995    1994     1995     1994
                                              ------- ------- -------- --------
INTEREST INCOME:
Loans and lease financing, including fees.... $   808 $   587 $  1,554 $  1,130
Securities...................................      87      60      162      104
Trading securities...........................      43       9       84       28
Mortgages held for sale......................       5      13        9       28
Federal funds sold and securities purchased
 under agreements to resell..................      93     153      196      233
Deposits in other banks......................      67      18      132       41
                                              ------- ------- -------- --------
  Total interest income......................   1,103     840    2,137    1,564
                                              ------- ------- -------- --------
INTEREST EXPENSE:
Deposits of domestic offices.................     159     121      298      249
Deposits of overseas offices.................     257     120      479      233
Funds borrowed...............................     215     195      422      305
Notes payable................................      38      29       78       62
                                              ------- ------- -------- --------
  Total interest expense.....................     669     465    1,277      849
                                              ------- ------- -------- --------
NET INTEREST REVENUE:                             434     375      860      715
Provision for credit losses (Note 6).........      40      25      130       70
                                              ------- ------- -------- --------
Net interest revenue after provision for
 credit losses...............................     394     350      730      645
                                              ------- ------- -------- --------
NONINTEREST INCOME:
Financial service fees.......................     113      94      219      186
Trust and agency fees........................      57      50      110       98
Other income (Note 2)........................      66      48      200      144
                                              ------- ------- -------- --------
  Total noninterest income...................     236     192      529      428
                                              ------- ------- -------- --------
NONINTEREST EXPENSE:
Salaries.....................................     179     162      356      319
Employee benefits............................      41      37       81       74
Occupancy expense............................      34      33       69       65
Equipment expense............................      26      23       50       47
Other expense................................     112     117      219      214
                                              ------- ------- -------- --------
  Total noninterest expense..................     392     372      775      719
                                              ------- ------- -------- --------
Income before income taxes and extraordinary
 item........................................     238     170      484      354
Provision for income taxes...................     105      75      225      156
                                              ------- ------- -------- --------
Income before extraordinary item.............     133      95      259      198
Extraordinary loss from early extinguishment
 of debt, net of tax.........................                                 7
                                              ------- ------- -------- --------
NET INCOME................................... $   133 $    95 $    259 $    191
                                              ======= ======= ======== ========
NET INCOME APPLICABLE TO COMMON STOCK........ $   124 $    85 $    240 $    172
                                              ======= ======= ======== ========
PER COMMON SHARE:
Income before extraordinary item:
  Primary.................................... $  1.11 $   .80 $   2.19 $   1.68
  Fully diluted.............................. $  1.10 $   .77 $   2.14 $   1.62
Net income (Note 7):
  Primary.................................... $  1.11 $   .80 $   2.19 $   1.62
  Fully diluted.............................. $  1.10 $   .77 $   2.14 $   1.56
Dividends declared........................... $   .27 $   .22 $    .54 $    .44
AVERAGE NUMBER OF COMMON SHARES (IN
 THOUSANDS):
  Primary.................................... 111,369 106,619  109,335  106,410
  Fully diluted.............................. 112,933 111,286  112,718  111,055

   The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                  1995    1994
QUARTERS ENDED JUNE 30                                           ------  ------
BALANCE, BEGINNING OF PERIOD...................................  $3,328  $2,947
Net income.....................................................     133      95
Common stock issued in connection with:
  Dividend reinvestment and common stock purchase plan.........       9       7
  Restricted stock grants, net of forfeitures and change in
   unearned compensation.......................................       2
  Other, principally employee benefit plans....................       5       2
Cash dividends declared:
  Preferred stock..............................................      (9)     (9)
  Common stock.................................................     (30)    (23)
Change in net unrealized loss on securities available for sale,
 net of tax....................................................      26     (12)
Translation adjustments, net of tax............................       1      (2)
                                                                 ------  ------
BALANCE, END OF PERIOD.........................................  $3,465  $3,005
                                                                 ======  ======
SIX MONTHS ENDED JUNE 30
BALANCE, BEGINNING OF PERIOD...................................  $3,142  $2,912
Net income.....................................................     259     191
Common stock issued in connection with:
  Dividend reinvestment and common stock purchase plan.........      18      11
  Conversion of subordinated convertible debentures............      94
  Acquisition of Ganis Credit Corporation......................      22
  Restricted stock grants, net of forfeitures and change in
   unearned compensation.......................................       3       1
  Other, principally employee benefit plans....................      12       5
Purchase of treasury stock.....................................     (28)
Cash dividends declared:
  Preferred stock..............................................     (19)    (18)
  Common stock.................................................     (59)    (47)
Change in net unrealized loss on securities available for sale,
 net of tax....................................................      17     (51)
Translation adjustments, net of tax............................       4       1
                                                                 ------  ------
BALANCE, END OF PERIOD.........................................  $3,465  $3,005
                                                                 ======  ======

   The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                               1995     1994
SIX MONTHS ENDED JUNE 30                                      -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................... $   259  $   191
Reconciliation of net income to net cash provided from (used for) operating activities:
  Extraordinary loss from early extinguishment of debt, net
   of tax....................................................                7
  Provision for credit losses................................     130       70
  Depreciation and amortization..............................     108       72
  Provision for deferred taxes...............................      20      (92)
  Net gains on sales of securities and other assets..........    (131)     (56)
  Change in trading securities...............................    (278)    (160)
  Change in mortgages held for sale..........................    (196)     822
  Net change in interest receivables and payables............      21      (78)
  Other, net.................................................    (317)     179
                                                              -------  -------
    Net cash provided from (used for) operating activities...    (384)     955
                                                              -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided from (used for) interest bearing deposits
 in other banks..............................................      39      (15)
Net cash provided from (used for) federal funds sold and
 securities purchased under agreements to resell.............     427     (262)
Purchases of securities held to maturity.....................    (416)    (857)
Purchases of securities available for sale...................  (1,781)  (1,658)
Sales of securities available for sale.......................   1,311    1,320
Maturities of securities held to maturity....................     287      519
Maturities of securities available for sale..................     468       88
Dispositions of venture capital investments..................      65        8
Loans and lease financing originated by nonbank entities.....  (3,669)  (1,305)
Loans and lease financing collected by nonbank entities......   3,124    1,421
Net cash provided from (used for) lending activities of bank
 subsidiaries................................................      31   (1,521)
Proceeds from sales of other real estate owned...............      23       28
Expenditures for premises and equipment......................     (82)     (82)
Proceeds from sales of business units and premises and
 equipment...................................................     122      132
Other, net...................................................     (65)    (215)
                                                              -------  -------
    Net cash used for investing activities...................    (116)  (2,399)
                                                              -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used for deposits...................................  (2,235)    (219)
Net cash provided from funds borrowed........................   2,685    2,200
Net repayments of notes payable..............................      (4)    (421)
Net proceeds from issuance of notes payable..................      40      498
Net proceeds from issuance of common stock...................      28       17
Dividends paid...............................................     (78)     (65)
                                                              -------  -------
    Net cash provided from financing activities..............     436    2,010
Effect of foreign currency translation on cash...............      (1)     (22)
                                                              -------  -------
NET CHANGE IN CASH AND DUE FROM BANKS........................     (65)     544
CASH AND DUE FROM BANKS AT JANUARY 1.........................   2,317    2,539
                                                              =======  =======
CASH AND DUE FROM BANKS AT JUNE 30........................... $ 2,252  $ 3,083
                                                              =======  =======
Interest payments made....................................... $ 1,243  $   953
Income tax payments made..................................... $   302  $    68

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

  Early in the first quarter of 1995, the Corporation completed the sales of two of its affiliate banks, Bank of Vermont and Casco Northern Bank, N.A. The sales resulted in a combined pre-tax gain of approximately $75 million, or $30 million net of tax.

  3. SIGNIFICANT NONCASH TRANSACTIONS--STATEMENT OF CASH FLOWS: During the first half of 1995 and 1994, the Corporation transferred approximately $33 million and $25 million, respectively, to Other Real Estate Owned (OREO) from loans. Loans made to facilitate sales of OREO properties totaled approximately $2 million in the first half of 1994. There were no loans made to facilitate sales of OREO properties in the first half of 1995. Other significant noncash transactions in 1995 included the issuance of common stock totaling approximately $94 million in connection with the Corporation's first quarter redemption of its convertible subordinated debentures due 2011. During the first quarter of 1994, the Corporation transferred $339 million of lower quality real estate exposure to an accelerated disposition portfolio.

  4. SECURITIES: A summary comparison of securities available for sale by type is as follows:

                                        JUNE 30, 1995       DECEMBER 31, 1994
                                    --------------------- ---------------------
                                     COST  CARRYING VALUE  COST  CARRYING VALUE
                                    ------ -------------- ------ --------------
                                                   (IN MILLIONS)
   U.S. Treasury................... $  659     $  665     $1,500     $1,487
   U.S. government agencies and
    corporations--mortgage-backed
    securities.....................  1,366      1,370        796        766
   Foreign debt securities.........    545        480        432        384
   Other debt securities...........    256        257        142        142
   Marketable equity securities....     67         85         52         72
   Other equity securities.........    154        154        146        146
                                    ------     ------     ------     ------
                                    $3,047     $3,011     $3,068     $2,997
                                    ======     ======     ======     ======

  Other equity securities included in securities available for sale are not traded on established exchanges, and are carried at cost.

                          BANK OF BOSTON CORPORATION

  4. SECURITIES (CONTINUED):

  A summary comparison of securities held to maturity by type is as follows:

                                          JUNE 30, 1995      DECEMBER 31, 1994
                                       -------------------- --------------------
                                       AMORTIZED            AMORTIZED
                                         COST    FAIR VALUE   COST    FAIR VALUE
                                       --------- ---------- --------- ----------
                                                     (IN MILLIONS)
   U.S. Treasury.....................   $   11     $   11    $   12     $   11
   U.S. government agencies and
    corporations--mortgage-backed
    securities.......................    1,568      1,588     1,449      1,375
   States and political subdivisions.       23         24        30         30
   Foreign debt securities...........      136        135       123        121
   Other equity securities...........       83         83        89         89
                                        ------     ------    ------     ------
                                        $1,821     $1,841    $1,703     $1,626
                                        ======     ======    ======     ======

  Other equity securities included in securities held to maturity principally represent securities, such as Federal Reserve Bank and Federal Home Loan Bank stock, which are not traded on established exchanges and have only redemption capabilities. Fair values for such securities are considered to approximate cost.

  5. LOANS AND LEASE FINANCING: The following are the details of loan and lease financing balances:

                                                            JUNE 30  DECEMBER 31
                                                             1995       1994
                                                            -------  -----------
                                                               (IN MILLIONS)
   UNITED STATES OPERATIONS:
   Commercial, industrial and financial.................... $11,907    $11,805
   Commercial real estate:
     Construction..........................................     327        354
     Other commercial......................................   2,489      3,141
   Consumer-related loans:
     Secured by 1-4 family residential properties..........   4,752      5,004
     Other.................................................   2,834      2,462
   Lease financing.........................................   1,356      1,366
   Unearned income.........................................    (211)      (216)
                                                            -------    -------
                                                             23,454     23,916
                                                            -------    -------
   INTERNATIONAL OPERATIONS:
   Loans and lease financing...............................   7,987      7,165
   Unearned income.........................................     (53)       (76)
                                                            -------    -------
                                                              7,934      7,089
                                                            -------    -------
                                                            $31,388    $31,005
                                                            =======    =======

                          BANK OF BOSTON CORPORATION

  6. RESERVE FOR CREDIT LOSSES: An analysis of the reserve for credit losses is as follows:

                                           QUARTERS ENDED    SIX MONTHS ENDED
                                               JUNE 30           JUNE 30
                                           ----------------  -----------------
                                            1995     1994     1995      1994
                                           -------  -------  -------- --------
                                                    (IN MILLIONS)
BALANCE, BEGINNING OF PERIOD.............. $   696  $   664  $   680  $    770
Provision.................................      40       25      130        70
Reserve of acquired bank..................               17                 17
Reserves of banking subsidiaries sold.....                       (32)
Domestic credit losses:
  Commercial, industrial and financial....     (12)      (9)     (22)      (12)
  Commercial real estate..................     (17)     (14)     (24)      (24)
  Consumer-related loans:
    Secured by 1-4 family residential
     properties...........................      (4)      (3)      (9)       (6)
    Other.................................     (15)     (15)     (29)      (29)
International credit losses...............     (10)      (5)     (28)      (21)
                                           -------  -------  -------  --------
Total credit losses.......................     (58)     (46)    (112)      (92)
                                           -------  -------  -------  --------
Domestic recoveries:
  Commercial, industrial and financial....       3        4        4         8
  Commercial real estate..................       3        4        4         7
  Consumer-related loans:
    Secured by 1-4 family residential
     properties...........................       1                 2         1
    Other.................................       5        5       11         8
International recoveries..................       2        3        5         6
                                           -------  -------  -------  --------
Total recoveries..........................      14       16       26        30
                                           -------  -------  -------  --------
  Net credit losses excluding those
   related to exposures transferred to the
   accelerated disposition portfolio......     (44)     (30)     (86)      (62)
  Credit losses related to exposures
   transferred to the accelerated
   disposition portfolio..................                                (119)
                                           -------  -------  -------  --------
BALANCE, END OF PERIOD.................... $   692  $   676  $   692  $    676
                                           =======  =======  =======  ========

  Effective January 1, 1995, the Corporation adopted, prospectively, Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure". These standards require that loans be classified and accounted for as impaired loans when it is probable that the Corporation will be unable to collect all principal and interest due on a loan in accordance with the loan's original contractual terms. For purposes of applying these standards, impaired loans have been defined as all nonaccrual loans, exclusive of residential mortgage loans, consumer loans and leases.

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

                          BANK OF BOSTON CORPORATION

  6. RESERVE FOR CREDIT LOSSES (CONTINUED):

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

  Adoption of these standards did not have a material effect on the Corporation's financial position or results of operations and did not result in any additional provision for credit losses as of January 1, 1995. At June 30, 1995, loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $284 million, of which $72 million related to loans with no valuation reserve and $212 million related to loans with a valuation reserve of $42 million. For the quarter and six months ended June 30, 1995, average impaired loans were approximately $279 million and $274 million, respectively. Interest recognized on impaired loans during the second quarter and six months ended June 30, 1995 was not material.

  7. NOTES PAYABLE: In February 1995, the Corporation announced that it would redeem its 7.75% convertible subordinated debentures at 100.78% of their principal amount plus accrued interest to the date of redemption. Substantially all holders of the debt opted to convert their bonds to common stock prior to redemption, resulting in the issuance by the Corporation of approximately 4,008,000 shares of its common stock during March 1995. Of the total shares issued, approximately 530,000 shares were treasury shares which had been purchased by the Corporation in the open market. The remaining principal was redeemed by the Corporation. Primary earnings per share for the six months ended June 30, 1995 would have been $2.16 had the debentures been converted on January 1, 1995.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                           -------------------------

                             RESULTS OF OPERATIONS

                                    GENERAL

  The Corporation's net income for the quarter ended June 30, 1995 was $133 million, compared with $95 million for the same period in 1994. Net income per common share was $1.11 on a primary basis and $1.10 on a fully diluted basis for the second quarter of 1995, compared with $.80 on a primary basis and $.77 on a fully diluted basis for the second quarter of 1994. Net income for the first half of 1995 was $259 million compared with $191 million for the first half of 1994. Net income per common share was $2.19 on a primary basis and $2.14 on a fully diluted basis for the first half of 1995, compared with $1.62 on a primary basis and $1.56 on a fully diluted basis for the first half of 1994. The 1994 results included an extraordinary loss, net of tax, of $7 million in the first quarter related to the prepayment of $186 million of senior debt by a non-banking subsidiary and the redemption of $179 million of the Corporation's floating rate notes. The comparisons reflect the acquisitions of BankWorcester Corporation, Pioneer Financial, A Co-operative Bank and Ganis Credit Corporation (Ganis) during the second and third quarters of 1994 and first quarter of 1995, respectively, all of which were recorded as purchases. In addition, the comparisons reflect the sales of the Corporation's banking subsidiaries in Maine and Vermont early in the first quarter of 1995. Additional information on the acquisition of Ganis and the sales of Maine and Vermont can be found in Note 2 to the Financial Statements.

  During the second quarter of 1995, the Corporation announced that its consumer finance subsidiary, Fidelity Acceptance Corporation, would acquire the loan portfolio and 46 branches of Century Acceptance Corporation, a consumer finance company based in Kansas City, Missouri, for $129 million. This transaction, which will add approximately $110 million of consumer loans to the Corporation's portfolio, was completed on July 1, 1995.

  Also during the second quarter, the Corporation announced its agreement to form a joint venture with Boston Financial Data Services (a joint venture of State Street Bank and Trust Company and DST Systems, Inc.) combining their respective stock transfer businesses into a single entity to be 50 percent owned by each party. The joint venture will be known as BancBoston State Street Investor Services. In a separate transaction, the Corporation announced it will sell its corporate trust business to State Street Bank and Trust Company. These transactions are expected to be completed later this year.

            NET INTEREST REVENUE--(FULLY TAXABLE EQUIVALENT BASIS)

  The discussion of net interest revenue should be read in conjunction with Average Balances and Interest Rates and Change in Net Interest Revenue--Volume and Rate Analysis on pages 31 through 39 of this report. For this review, interest income that is either exempt from federal income taxes or taxed at a preferential rate has been adjusted to a fully taxable equivalent basis. This adjustment has been calculated using a federal income tax rate of 35%, plus applicable state and local taxes, net of related federal tax benefits. This adjustment was not material in any of the periods presented.

  Consolidated net interest revenue, on a fully taxable equivalent basis, was $436 million for the second quarter of 1995 compared with $376 million for the same period in 1994. For the first half of 1995, net interest revenue was $863 million compared with $718 million for the same period in 1994. Net interest margin in the second quarter of 1995 was 4.49% compared with 3.98% in the second quarter of 1994. For the first six months of 1995, net interest margin was 4.52% compared with 3.89% for the first half of 1994.

  The following table presents a summary of net interest revenue, on a fully taxable equivalent basis, and related average earning asset balances and net interest margins for United States and International Operations:

                                                                         CHANGE
                                                        1995     1994    AMOUNT
QUARTERS ENDED JUNE 30                                 -------  -------  ------
                                                         (DOLLARS IN MILLIONS)
UNITED STATES OPERATIONS:
  Net interest revenue................................ $   322  $   299  $   23
  Average loans and lease financing...................  23,099   22,411     688
  Average earning assets..............................  28,471   28,092     379
  Net interest margin.................................    4.54%    4.27%    .27%
INTERNATIONAL OPERATIONS:
  Net interest revenue................................ $   114  $    77  $   37
  Average loans and lease financing...................   7,829    6,694   1,135
  Average earning assets..............................  10,499    9,790     709
  Net interest margin.................................    4.35%    3.14%   1.21%
CONSOLIDATED:
  Net interest revenue................................ $   436  $   376  $   60
  Average loans and lease financing...................  30,928   29,105   1,823
  Average earning assets..............................  38,970   37,882   1,088
  Net interest margin.................................    4.49%    3.98%    .51%
                                                                         CHANGE
                                                        1995     1994    AMOUNT
SIX MONTHS ENDED JUNE 30                               -------  -------  ------
                                                         (DOLLARS IN MILLIONS)
UNITED STATES OPERATIONS:
  Net interest revenue................................ $   652  $   573  $   79
  Average loans and lease financing...................  22,923   22,359     564
  Average earning assets..............................  28,063   27,746     317
  Net interest margin.................................    4.69%    4.17%    .52%
INTERNATIONAL OPERATIONS:
  Net interest revenue................................ $   211  $   145  $   66
  Average loans and lease financing...................   7,605    6,501   1,104
  Average earning assets..............................  10,420    9,447     973
  Net interest margin.................................    4.08%    3.09%    .99%
CONSOLIDATED:
  Net interest revenue................................ $   863  $   718  $  145
  Average loans and lease financing...................  30,528   28,860   1,668
  Average earning assets..............................  38,483   37,193   1,290
  Net interest margin.................................    4.52%    3.89%    .63%

  Both domestic and international operations contributed to the improvements in net interest revenue and margin from the second quarter and first six months of 1994.

  Domestic net interest revenue for the second quarter and first six months of 1995 increased $23 million and $79 million, respectively, from the second quarter and first six months of 1994. Domestic margin increased 27 basis points in the quarterly comparison and 52 basis points in the six month comparison. Net interest revenue and margin increased, in part, due to increases in rates on earning assets outpacing rate increases on interest bearing liabilities, mainly retail deposits which have lagged the general increase in interest rates that has occurred since the 1994 periods. Also contributing to the increases in revenue and margin was an increase in average earning assets from the 1994 periods, which included a reduction in lower-yielding treasury assets and an increase in higher-yielding loans and leases, principally through growth in the consumer lending portfolio.

  Internationally, the growth in net interest revenue and margin of $37 million and 121 basis points, respectively, in the quarterly comparison, and $66 million and 99 basis points, respectively, in the six month comparison, was primarily driven by the Corporation's Argentine and Brazilian operations. Net interest revenue and margin benefited from wider spreads in both Brazil and Argentina, reflecting the effects of government economic measures and positions taken by the Corporation, both of which enabled the Corporation to benefit from rising interest rates. International net interest revenue also benefited from a $0.7 billion increase in the quarterly and a $1.0 billion increase in the six month comparison in average earning assets, reflecting increases in average loans and leases for both period comparisons, including over $700 million in average loan growth in Argentina.

  When compared to the first quarter of 1995, consolidated net interest revenue increased $9 million and margin declined 7 basis points. The increase in net interest revenue from the prior quarter was mainly due to wider Latin American spreads and higher loan volume, principally in the Latin American and domestic consumer lending portfolios. The increase in net interest revenue was partially offset by, and the decline in margin principally reflected, narrower domestic spreads and lower interest recoveries.

  The Corporation has benefited from interest rate increases on domestic deposits not keeping pace with the increases in other market rates compared with the 1994 periods and from improvements in Argentina and Brazil, including the effects of the economic measures taken in those countries. The Corporation expects that there could be continued pressure on margin. However, future levels of net interest revenue and margin will continue to be affected by competitive pricing pressure on retail deposits, loans and other products; developments in the economic and political situations in Argentina and Brazil and in other countries where the Corporation does business; the current interest rate environment; and other factors.
                          PROVISION FOR CREDIT LOSSES


  The provision for credit losses reflects management's assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions.

  The provision for credit losses was $40 million for the quarter ended June 30, 1995, compared with $25 million for the same period in 1994. For the six months of 1995, the provision for credit losses was $130 million, including a special provision of $50 million in the first quarter reflecting management's intent to strengthen further the Corporation's loan loss reserve, compared with $70 million for the first six months of 1994. The level of the provision for credit losses in the first six months of 1994 reflected, in part, the effect of transferring certain lower quality real estate exposures to an accelerated disposition portfolio in the first quarter of 1994.

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

NONINTEREST INCOME

                                                SECOND QUARTER     SIX MONTHS
                                               ---------------- ----------------
                                               1995 1994 CHANGE 1995 1994 CHANGE
                                               ---- ---- ------ ---- ---- ------
                                                         (IN MILLIONS)
   Financial service fees..................... $113 $ 94  $19   $219 $186  $ 33
   Trust and agency fees......................   57   50    7    110   98    12
   Trading profits and commissions............    6    1    5      7    5     2
   Securities portfolio gains, net............         6   (6)     6   10    (4)
   Mezzanine/venture capital profits, net.....   23    5   18     39   19    20
   Foreign exchange trading profits...........   16   11    5     28   20     8
   Other income...............................   21   25   (4)    45   63   (18)
                                               ---- ----  ---   ---- ----  ----
     Subtotal.................................  236  192   44    454  401    53
   Gains from sales of businesses.............                    75   27    48
                                               ---- ----  ---   ---- ----  ----
     Total.................................... $236 $192  $44   $529 $428  $101
                                               ==== ====  ===   ==== ====  ====

  Noninterest income before gains from sales of businesses grew $44 million and $53 million from the second quarter and first six months of 1994, respectively. The increases reflected higher financial service fees (detailed below), higher trust and agency fees, improved trading account profits, larger mezzanine/venture capital profits and increased foreign exchange trading profits. Trust and agency fees improved from the second quarter and first six months of 1994 primarily as a result of higher fees from the Latin American mutual fund business, principally Brazil, and increases in domestic stock transfer and personal trust fees. Trading account profits increased mainly due to higher profits from Latin American securities trading. Mezzanine/venture capital profits showed continued growth in the second quarter reflecting higher sales activity. Foreign exchange profits were higher compared with prior periods reflecting increases both domestically and in Latin America. The decline in other income from the second quarter of 1994 reflected lower gains from sales of mortgage servicing rights, while the decline from the first half of 1994 was mainly due to the absence of net gains recorded during the first quarter of 1994 from the sale of securities originally acquired in connection with loan restructurings.

  Gains from sales of businesses includes the first quarter of 1995 sale of the Corporation's Maine and Vermont banking subsidiaries for a pre-tax gain of $75 million ($30 million after-tax) and the first quarter of 1994 sale of its United States factoring business for a gain of $27 million ($15 million after-tax).

FINANCIAL SERVICE FEES

                                                SECOND QUARTER     SIX MONTHS
                                               ---------------- ----------------
                                               1995 1994 CHANGE 1995 1994 CHANGE
                                               ---- ---- ------ ---- ---- ------
                                                         (IN MILLIONS)
   Deposit fees............................... $ 29 $31   $(2)  $ 59 $ 61  $(2)
   Letter of credit and acceptance fees.......   16  14     2     35   27    8
   Net mortgage servicing fees................   27  13    14     48   23   25
   Loan-related fees..........................   17  15     2     30   29    1
   Other......................................   24  21     3     47   46    1
                                               ---- ---   ---   ---- ----  ---
     Total.................................... $113 $94   $19   $219 $186  $33
                                               ==== ===   ===   ==== ====  ===

  Financial service fees increased $19 million from the second quarter of 1994 and $33 million from the first six months of 1994. These improvements were mainly due to an increase in net mortgage servicing fee income, reflecting the growth in the average servicing portfolio to approximately $37 billion at June 30, 1995 from approximately $30 billion a year ago. Also contributing to the changes in net mortgage servicing fee income from the 1994 periods were profits from contracts used to manage prepayment risk of the servicing portfolio and the impact of changing interest rates on amortization of the servicing assets. Letter of credit and acceptance fees increased from the prior year, mainly reflecting growth from international units, particularly Brazil.

                              NONINTEREST EXPENSE

  The following tables set forth the components of noninterest expense.

NONINTEREST EXPENSE

                                                SECOND QUARTER     SIX MONTHS
                                               ---------------- ----------------
                                               1995 1994 CHANGE 1995 1994 CHANGE
                                               ---- ---- ------ ---- ---- ------
                                                         (IN MILLIONS)
   Employee costs............................  $220 $199  $ 21  $437 $394  $43
   Occupancy & equipment.....................    60   56     4   119  111    8
   Other.....................................   109   94    15   214  185   29
                                               ---- ----  ----  ---- ----  ---
     Noninterest expense, before acquisition-
      related charges and OREO costs.........   389  349    40   770  690   80
   Acquisition-related charges...............         16   (16)        16  (16)
   OREO costs................................     3    7    (4)    5   13   (8)
                                               ---- ----  ----  ---- ----  ---
     Total...................................  $392 $372  $ 20  $775 $719  $56
                                               ==== ====  ====  ==== ====  ===

  Noninterest expense, before acquisition-related charges and OREO costs, was $389 million in the second quarter of 1995, compared with $349 million in the second quarter of 1994, and $770 million in the first six months of 1995, compared with $690 million in the first six months of 1994.

  Compared with all prior periods, the growth in noninterest expense reflects increases in the Corporation's Latin American and personal banking businesses, two businesses which the Corporation has been expanding. In addition, the increase in employee costs includes the effect of higher merit increases and higher levels of incentive compensation. Nonemployee costs increased, in part, due to higher levels of advertising and travel expense, including spending on key business initiatives, such as the Corporation's Global Initiative, and the promotion of new products, partially offset by lower professional fees. In addition, the 1995 periods reflect increased amortization of goodwill stemming from the Corporation's 1994 acquisitions, and the absence of a property tax rebate in the current year. The decline in OREO costs was primarily due to lower valuation adjustments.

  In connection with the acquisition of BankWorcester Corporation, the Corporation recorded a $16 million charge comprised principally of severance costs and estimated costs to consolidate facilities and operations. A majority of the costs associated with this acquisition have been incurred through June 30, 1995.

  The Federal Deposit Insurance Corporation recently announced that it will significantly reduce the level of domestic deposit insurance assessments it charges most commercial banks. The Corporation anticipates that its banking subsidiaries will pay significantly less in insurance assessments as a result of this action. However, it is unknown how the new level of insurance premiums will impact the pricing of the Corporation's various products.

                          PROVISION FOR INCOME TAXES
                          --------------------------

  The provision for income taxes was $105 million and $75 million for the second quarter of 1995 and 1994, respectively, representing an effective tax rate of 44%. For the first six months of 1995, the provision for income taxes was $225 million, including $45 million associated with the $75 million gain on the sales of the Corporation's Maine and Vermont banking subsidiaries. The high level of tax associated with the gain on the sales of Maine and Vermont reflected the lower tax bases in these investments as a result of $35 million of non-tax deductible goodwill relating to these subsidiaries. Excluding this gain and related tax provision, the Corporation's effective tax rate in the first six months of 1995 was 44%, the same rate as in the first six months of 1994.

                              FINANCIAL CONDITION

                          CONSOLIDATED BALANCE SHEET

  At June 30, 1995, the Corporation's total assets were $45.3 billion, an increase of $700 million from December 31, 1994. Loans and leases grew by nearly $400 million due to higher levels of domestic consumer-related and Latin American loans partially offset by the decline in loans resulting from the sales of the Maine and Vermont banking subsidiaries during the first quarter of 1995. Increases in trading securities of $278 million, mortgages held for sale of $196 million and other assets of approximately $166 million were partially offset by decreases in federal funds sold of $427 million. Deposits declined approximately $2.2 billion, resulting from a $1.3 billion decrease in deposits from the sales of the Maine and Vermont banking subsidiaries and a decrease in deposits from overseas offices during the first quarter, offset by a $900 million increase in domestic deposits during the second quarter. The reduction in deposits from overseas was related to a shift in funding from Eurodollar deposits to term federal funds purchased during the first quarter. The increase in domestic deposits was largely due to an inflow of deposits from a new retail deposit product offered in the second quarter. Funds borrowed increased approximately $2.7 billion from December 31, 1994, mainly as a result of the aforementioned shift to term federal funds and increased borrowings of $1.2 billion under The First National Bank of Boston's medium-term bank note program. On August 1, 1995, the Corporation announced that it will redeem the $150 million principal amount outstanding of its 10.3% subordinated notes due September 1, 2000.

                             LIQUIDITY MANAGEMENT

  At June 30, 1995, the Corporation's level of liquid assets, which primarily consist of interest bearing deposits in other banks, federal funds sold and resale agreements, money market loans and unencumbered U.S. Treasury and government agency securities, stood at $5.3 billion, compared with $4.6 billion at December 31, 1994. The Corporation continues to have access to funds at market rates, and it recently received upgrades of its long-term debt from three major rating agencies. Management considers overall liquidity at June 30, 1995 to be adequate to meet current obligations, support its expectations for future changes in asset and liability levels and carry on normal operations.

                         INTEREST RATE RISK MANAGEMENT

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

  Interest rate risk related to non-trading, U.S. dollar denominated positions, which represents the significant portion of the consolidated balance sheet, is managed centrally through the Boston Treasury Group, using several modeling methodologies. These models are applied to the Corporation's existing or "static" balance sheet and off-balance-sheet positions and employ a number of assumptions. The two principal methodologies used are net interest income and market value sensitivity at risk. These two methodologies provide different but complementary measures of the level of the Corporation's U.S. dollar denominated interest rate risk. (Additional information with respect to these methodologies is included on pages 50 to 51 of the Corporation's Annual Report to Stockholders, which is incorporated by reference in its 1994 Annual Report on Form 10-K.)

  These methodologies are designed to isolate the effects of market changes in interest rates on the Corporation's existing positions and they exclude the effects from other factors, such as competitive pricing considerations, future changes in asset and liability mix, and other management actions. Therefore, these methodologies are not by themselves measures of future levels of net interest revenue. As discussed in the Net Interest Revenue section above, the Corporation's domestic margin has experienced a decline from the first quarter of 1995, due in part, to competitive pressures which have increased domestic deposit costs and correspondingly reduced domestic spreads.

  In terms of the effect from market changes in interest rates at June 30, 1995, the Corporation maintained a modest risk position to benefit from future increases in domestic interest rates over the next twelve months. As a result, the U.S. dollar denominated net interest revenue at risk based on a gradual 200 basis point adverse movement in market rates over a one year period was approximately $21 million or 1.3% of annualized net interest revenue compared with $11 million or less than 1%, respectively, at December 31, 1994.

  While the Corporation is positioned to benefit from an increase in interest rates in the short term, it would benefit from a decline in rates over the long term as measured by its market value sensitivity at risk. The Corporation's market value sensitivity at risk to an adverse 100 basis point interest rate shock was $34 million or 0.6% of risk-based capital. At December 31, 1994, these measures were essentially neutral.

  The level of both net interest revenue and market value sensitivity at risk were within ALCO limits, which remain unchanged from the limits in place at December 31, 1994. The Corporation has generally operated well below these limits; however, the level of future interest rate risk positions can be changed quickly through the use of derivatives and /or balance sheet instruments.

  The Corporation utilizes a variety of financial instruments to manage interest rate risk, including derivatives. The Corporation routinely uses non-leveraged rate-related derivative instruments, primarily interest rate swaps, options and futures, as part of its asset and liability management practices. These derivatives provide the Corporation with significant flexibility in managing its interest rate risk exposure by allowing it to respond quickly to changes in market conditions while minimizing the impact on balance sheet leverage. All derivative activities are managed on a comprehensive basis, are subject to the overall income and market value at risk measures and limits described above, and are subject to credit standards similar to those applied to balance sheet exposures.

  Additional information with respect to the Corporation's interest rate risk management process is included on pages 50 to 51 of the Corporation's Annual Report to Stockholders, which is incorporated by reference in its 1994 Annual Report on Form 10-K.

  As detailed in the table below, the fair value of interest rate derivatives increased from December 31, 1994, which resulted in a decline in the unrecognized loss from $140 million at December 31, 1994 to an unrecognized gain of $1 million at June 30, 1995. The change in the fair value of this portfolio reflects the effect of changes in interest rates during 1995. Since these derivatives are used as part of the overall management of the Corporation's domestic interest rate risk, changes in the fair value of this portfolio are considered within the Corporation's overall domestic interest rate risk exposure.

  In response to the interest rate environment prevailing during the second quarter, the Corporation terminated $.4 billion of interest rate swaps and $3.9 billion of interest rate futures that were part of the domestic asset and liability management portfolio. These contracts were linked to short-term liabilities. The termination of these contracts resulted in a net loss of $7 million that is being amortized to net interest revenue as an adjustment to short-term liability yields over the remainder of the period that is being managed.

  The following is a summary of interest rate derivatives and foreign exchange contracts included in the Corporation's asset and liability management portfolio.

                                               FAIR VALUE(1)(2)     UNRECOGNIZED
                                      NOTIONAL -------------------     GAIN/
                                       AMOUNT  ASSET    LIABILITY    (LOSS)(3)
                                      -------- -------  ----------  ------------
                                                   (IN MILLIONS)
JUNE 30, 1995
Interest rate contracts(1)(4):
  Futures and forwards............... $15,197             $      2     $ (69)
  Interest rate swaps................   4,613   $    39         46        26
  Interest rate options:
    Purchased........................   2,516        33                   44
                                      -------   -------   --------     -----
Total interest rate contracts........ $22,326   $    72   $     48     $   1
                                      =======   =======   ========     =====
Foreign exchange:
  Spot and forward contracts(1)...... $ 1,708   $     3   $      1     $   2
                                      =======   =======   ========     =====
DECEMBER 31, 1994
Interest rate contracts(1):
  Futures and forwards............... $16,566   $     1                $  36
  Interest rate swaps................   3,721        19       $225      (208)
  Interest rate options:
    Written or sold..................   6,125                   19       (17)
    Purchased........................   7,709        39                   49
                                      -------   -------   --------     -----
Total interest rate contracts........ $34,121   $    59   $    244     $(140)
                                      =======   =======   ========     =====
Foreign exchange spot and forward
 contracts(1)........................ $   604   $     2   $      5     $  (4)
                                      =======   =======   ========     =====

--------
(1) Contracts under master netting agreements are shown on a net basis.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. In certain cases, instruments such as futures and forwards, are subject to daily cash settlements; as such, the fair value of these instruments is zero. The credit exposure of interest rate derivatives and foreign exchange contracts is represented by the fair value of contracts reported in the "Asset" column.
(3) Unrecognized gain or loss represents the amount of gain or loss, based on fair value, that has not been recognized in the income statement at the balance sheet date. Such amounts are recognized as an adjustment of yield over the period being managed. Included in unrecognized gains or losses are gains or losses from contracts which have been terminated. At June 30, 1995 there were $57 million of unrecognized gains and $36 million of unrecognized losses that are being amortized to net interest revenue over a weighted average period of 27 months and 35 months, respectively. At December 31, 1994, there were unrecognized gains of $35 million that are being amortized to net interest revenue over a weighted average period of 14 months.
(4) Includes contracts used to manage prepayment risk related to the Corporation's mortgage servicing portfolio. The results of such contracts are included in net mortgage servicing fees and are discussed above in Financial Service Fees.

  The following table summarizes the remaining maturity of interest rate derivative financial instruments entered into for asset and liability management purposes as of June 30, 1995:

                          MATURITY
                            1995    1996    1997   1998  1999  2000+    TOTAL
                          -------- ------  ------  ----  ----  ------  -------
                                       (DOLLARS IN MILLIONS)
Interest Rate Swaps
Domestic:
Receive fixed rate
 swaps(1):
  Notional amount.......   $  240  $  142  $  151  $ 50        $1,840  $ 2,423
  Weighted average re-
   ceive rate...........     9.44%   6.55%   9.38% 5.46%         6.22%    6.74%
  Weighted average pay
   rate.................     6.05%   6.17%   6.09% 6.75%         6.45%    6.38%
Pay fixed rate swaps(1):
  Notional amount.......   $    6  $   85  $   57  $ 35  $ 45  $   85  $   313
  Weighted average re-
   ceive rate...........     6.32%   6.02%   6.09% 6.37% 6.36%   6.19%    6.17%
  Weighted average pay
   rate.................     6.53%   6.92%   7.78% 8.70% 7.36%   7.26%    7.42%
Basis swaps(2):
  Notional amount.......           $  883                      $   50  $   933
  Weighted average re-
   ceive rate...........             5.43%                       6.31%    5.48%
  Weighted average pay
   rate.................             5.56%                       6.06%    5.59%
Total Domestic Interest
 Rate Swaps:
                           ------  ------  ------  ----  ----  ------  -------
  Notional amount.......   $  246  $1,110  $  208  $ 85  $ 45  $1,975  $ 3,669
  Weighted average re-
   ceive rate(3)........     9.37%   5.62%   8.48% 5.83% 6.36%   6.22%    6.37%
  Weighted average pay
   rate(3)..............     6.06%   5.74%   6.55% 7.55% 7.36%   6.48%    6.27%
Total International In-
 terest Rate Swaps
  Notional Amount(4)....   $  944                                      $   944
                           ------  ------  ------  ----  ----  ------  -------
Total Consolidated In-
 terest Rate Swaps
  Notional Amount.......   $1,190  $1,110  $  208  $ 85  $ 45  $1,975  $ 4,613
Other Derivative Prod-
 ucts
Futures and forwards(5).    4,642   8,199   2,326    30                 15,197
Interest rate options:
  Purchased.............    1,971     382      39    81    43            2,516
                           ------  ------  ------  ----  ----  ------  -------
Total Consolidated
 Notional Amount........   $7,803  $9,691  $2,573  $196  $ 88  $1,975  $22,326
                           ======  ======  ======  ====  ====  ======  =======

--------
(1) Of the receive fixed swaps, $1 billion were linked to floating rate loans, and the remainder principally to fixed rate notes payable. Of the swaps linked to notes payable, approximately $1 billion are scheduled to mature in 2000 and thereafter.
(2) Basis swaps represent swaps where both the pay rate and receive rate are floating rates. The majority of the basis swaps are linked to loans.
(3) The majority of the Corporation's interest rate swaps accrue at LIBOR (London Interbank Offered Rate). In arriving at the variable weighted average receive and pay rates, LIBOR rates in effect as of June 30, 1995 have been implicitly assumed to remain constant throughout the term of the swap. Future changes in LIBOR rates would affect the variable rate information disclosed.
(4) The majority of the International portfolio is comprised of swaps from the Corporation's Brazilian operation with a weighted average maturity of less than 51 days. These swaps typically include the exchange of floating rate indices which are limited to the Brazilian market.
(5) The majority of the futures used by the Corporation are linked to funds borrowed and are exchange-traded instruments. The reference instruments for these contracts comprise the major types available, such as Eurodollar deposits and U.S. Treasury notes. The forwards are used to manage the interest rate risk related to the Corporation's mortgages held for sale. Average rates are not meaningful for these products.

  Derivatives not used in the asset and liability management portfolio are included in the derivatives trading portfolio. The primary focus of the Corporation's derivatives trading activities is related to providing risk management products to its customers. Net trading gains from interest rate derivatives for the quarter and six months ended June 30, 1995 were $3 million and $4 million, respectively, and for the quarter and six months ended June 30, 1994 were $.3 million and $3.5 million, respectively. Net trading gains from foreign exchange contracts for the quarter and six months ended June 30, 1995 were $16 million and $28 million, respectively, and for the quarter and six months ended June 30, 1994 were $11 million and $20 million, respectively.

  The following is a summary of the Corporation's notional amounts and fair values of interest rate derivatives and foreign exchange contracts included in its trading portfolio. Detailed information about the maturity profiles of trading instruments is not provided since these instruments may be traded at any time.

                                                    TRADING PORTFOLIO
                                             -------------------------------
                                                              AVERAGE FAIR
                                              FAIR VALUE(2)     VALUE(3)
                                    NOTIONAL --------------- ---------------
                                     AMOUNT  ASSET LIABILITY ASSET LIABILITY
                                    -------- ----- --------- ----- ---------
                                                 (IN MILLIONS)
JUNE 30, 1995
Interest rate contracts (1):
  Futures and forwards............. $29,653
  Interest rate swaps..............   6,552  $ 69    $ 45    $ 65    $ 43
  Interest rate option:
    Written or sold................   4,760            12              16
    Purchased......................   3,835    24              29
                                    -------  ----    ----    ----    ----
Total interest rate contracts...... $44,800  $ 93    $ 57    $ 94    $ 59
                                    =======  ====    ====    ====    ====
Foreign exchange contracts:
  Spot and forward contracts....... $19,984  $315    $314    $444    $448
  Options written or sold..........     632            13              16
  Options purchased................   1,912    14              17
                                    -------  ----    ----    ----    ----
Total foreign exchange contracts... $22,528  $329    $327    $461    $464
                                    =======  ====    ====    ====    ====
DECEMBER 31, 1994
Interest rate contract (1):
  Futures and forwards............. $17,257
  Interest rate swaps..............  12,604  $ 75    $ 40    $ 92    $ 45
  Interest rate options:
    Written or sold................   5,639            36              31
    Purchased......................   4,251    55              45
                                    -------  ----    ----    ----    ----
Total interest rate contracts...... $39,751  $130    $ 76    $137    $ 76
                                    =======  ====    ====    ====    ====
Foreign exchange contracts(1):
  Spot and forward contracts....... $17,142  $172    $186    $233    $244
  Options written or sold..........     753             9              13
  Options purchased................     811     8              11
                                    -------  ----    ----    ----    ----
Total foreign exchange contracts... $18,706  $180    $195    $244    $257
                                    =======  ====    ====    ====    ====

--------
(1) Contracts under master netting agreements are shown on a net basis.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. In certain cases, contracts such as futures and forwards, are subject to daily cash settlements; as such, the fair value of these instruments is zero.
(3) Average fair value represents averages for second quarter 1995 and fourth quarter 1994.

  Additional information on the Corporation's derivative products, including accounting policies, is provided in Notes 1 and 21 to the Financial Statements in the Corporation's 1994 Annual Report to Stockholders, which is incorporated by reference in its 1994 Annual Report on Form 10-K.

                                    CAPITAL

  The Corporation's Tier 1 and total capital ratios were 7.7% and 13.0%, respectively, at June 30, 1995, compared with 7.0% and 12.2%, respectively, at December 31, 1994. The Corporation's leverage ratio at June 30, 1995 was 7.3% compared with 6.5% at December 31, 1994. The improvement in these ratios reflected the sale of the Maine and Vermont banking subsidiaries, which resulted in a lower level of risk adjusted assets and the removal of $35 million of goodwill from the Corporation's balance sheet. In addition, the Corporation's Tier 1 capital ratio benefited from the redemption of $94 million of the Corporation's convertible subordinated debt. The conversion of subordinated debt is more fully discussed in Note 7 to the Financial Statements.

  As of June 30, 1995, the capital ratios of the Corporation and all of its banking subsidiaries exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The capital categories of the Corporation's banking subsidiaries are determined solely for purposes of applying FDICIA's provisions and, accordingly, such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's banking subsidiaries.

  In July 1995, the Board of Directors approved a 37% increase in the Corporation's quarterly common dividend to $.37 from $.27 per share, payable on August 25, 1995. The payment and level of future common dividends will continue to be determined by the Board of Directors based on the Corporation's financial condition, recent earnings history and other factors.

                                CREDIT PROFILE

  The segments of the lending portfolio are as follows:

                                   JUNE 30  MARCH 31  DEC. 31  SEPT. 30  JUNE 30
                                    1995      1995     1994      1994     1994
                                   -------  --------  -------  --------  -------
                                                 (IN MILLIONS)
Domestic:
  Commercial, industrial and fi-
   nancial........................ $11,907  $11,684   $11,805  $11,987   $11,871
  Commercial real estate:
    Construction..................     327      355       354      464       499
    Other.........................   2,489    2,645     3,141    3,110     3,084
                                   -------  -------   -------  -------   -------
      Total commercial real es-
       tate.......................   2,816    3,000     3,495    3,574     3,583
  Consumer-related loans:
    Secured by 1-4 family residen-
     tial properties..............   4,752    4,635     5,004    4,878     4,215
    Other.........................   2,834    2,603     2,462    2,373     2,283
  Lease financing.................   1,356    1,350     1,366    1,312     1,263
  Unearned income.................    (211)    (216)     (216)    (199)     (198)
                                   -------  -------   -------  -------   -------
                                    23,454   23,056    23,916   23,925    23,017
                                   -------  -------   -------  -------   -------
International:
  Loans and lease financing, net
   of unearned income.............   7,934    7,383     7,089    6,956     6,949
                                   -------  -------   -------  -------   -------
      Total loan and lease financ-
       ing........................ $31,388  $30,439   $31,005  $30,881   $29,966
                                   =======  =======   =======  =======   =======

  The decline in domestic loans and leases from December 31, 1994, reflected a $1.2 billion reduction from the sales of the Maine and Vermont banking subsidiaries, of which approximately $500 million was related to commercial real estate loans. Excluding these sales, domestic loans and leases grew over $700 million primarily due to higher levels of consumer-related loans. The international portfolio increased by $845 million principally due to ongoing growth in the Latin American portfolio. A further discussion of the Argentine and Brazilian operations is included under the caption "Emerging Markets Countries."

  The Corporation's domestic commercial real estate loans amounted to $2.8 billion at June 30, 1995 and $3.5 billion at December 31, 1994. Approximately 70% of these loans were located in New England at June 30, 1995 and December 31, 1994.

  The Corporation's total loan portfolio at June 30, 1995 and December 31, 1994 included $1.3 billion of highly leveraged transaction (HLT) loans to 93 and 84 customers, respectively. The average HLT loan size was $14 million at June 30, 1995 and $15 million at December 31, 1994. The amount of unused commitments for HLTs at June 30, 1995 was $545 million, compared with $653 million at December 31, 1994. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At June 30, 1995 and December 31, 1994, less than $1 million of the HLT portfolio was on nonaccrual status. There were no credit losses from the HLT portfolio in the first six months of 1995. The Corporation does not currently anticipate a substantial increase in HLT lending over the June 30, 1995 level.

  A discussion of the Corporation's real estate and HLT lending activities and policies is included in its 1994 Annual Report to Stockholders on pages 38 through 41, which is incorporated by reference in its 1994 Annual Report on Form 10-K.

                           NONACCRUAL LOANS AND OREO

  The details of consolidated nonaccrual loans and leases and OREO are as follows:

                                       JUNE 30 MARCH 31 DEC. 31 SEPT. 30 JUNE 30
                                        1995     1995    1994     1994    1994
                                       ------- -------- ------- -------- -------
                                                 (DOLLARS IN MILLIONS)
Domestic:
  Commercial, industrial and finan-
   cial..............................   $106     $111    $113     $119    $131
  Commercial real estate:
    Construction.....................     16       20      13       18      30
    Other............................     85       97     106      119     160
                                        ----     ----    ----     ----    ----
      Total commercial real estate...    101      117     119      137     190
    Consumer-related loans:
    Secured by 1-4 family residential
     properties......................     45       45      44       35      30
    Other............................     21       21      24       15       9
                                        ----     ----    ----     ----    ----
                                         273      294     300      306     360
                                        ----     ----    ----     ----    ----
International........................     66       57      65       71      87
                                        ----     ----    ----     ----    ----
      Total nonaccrual loans.........    339      351     365      377     447
OREO.................................     78       71      76       93      71
                                        ----     ----    ----     ----    ----
      Total..........................   $417     $422    $441     $470    $518
                                        ====     ====    ====     ====    ====
Nonaccrual loans and OREO as a
 percent of related asset categories.    1.3%     1.4%    1.4%     1.5%    1.7%

  The decline in nonaccrual loans and OREO from December 31, 1994, includes a $27 million reduction from the sales of the Corporation's Maine and Vermont banking subsidiaries that were completed during the first quarter of 1995. The level of nonaccrual loans and OREO is influenced by the economic environment, interest rates, the regulatory environment and other internal and external factors. As such, no assurance can be given as to future levels of nonaccrual loans and leases and OREO.

  As part of its approach to managing credit, the Corporation renegotiates certain of its loans when a determination is made that greater economic value will ultimately be realized under the new terms than through foreclosure. Renegotiated loans were not material at June 30, 1995 and December 31, 1994. In addition, during 1994, the Corporation transferred certain of its lower quality real estate exposures, including a portion which was on nonaccrual status, to an accelerated disposition portfolio (ADP). During the first quarter of 1995, the Corporation disposed of substantially all its ADP assets, which totaled $118 million at December 31, 1994.

                           RESERVE FOR CREDIT LOSSES

  The reserve for credit losses at June 30, 1995 was $692 million, or 2.20% of outstanding loans and leases, compared with $680 million or 2.19%, at December 31, 1994. The reserve for credit losses was 204% of nonaccrual loans and leases at June 30, 1995, compared with 186% at December 31, 1994. During the first quarter, the Corporation implemented Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." These statements affect the evaluation of the reserve for credit losses and require that impaired loans be evaluated based on the present value of expected future cash flows or the fair value of the collateral, as applicable. The adoption of these new standards, which is more fully discussed in Note 6 to the Financial Statements, did not have a significant effect on the Corporation.

  Net credit losses were $44 million for the second quarter of 1995 and $86 million for the first half of 1995. This compares with $30 million for the second quarter of 1994, and $62 million for the first half of 1994, excluding $119 million of first quarter 1994 writedowns in connection with the ADP. As a percentage of average loans and leases on an annualized basis, net credit losses were .57% in the second quarter of 1995, compared with .56% for the first quarter of 1995, and .41% for the second quarter of 1994. The increase in net credit losses in the first half of 1995 was mainly due to an increase in credit losses in the Corporation's domestic commercial, industrial and financial portfolio and higher international credit losses principally resulting from a charge-off of an Asian credit. In addition, there was an overall lower level of recoveries.

  Net credit losses are as follows:

                                                    SECOND QUARTER    SIX MONTHS
                                                    ----------------  ----------
                                                     1995     1994*   1995 1994*
                                                    -------  -------  ---- -----
                                                          (IN MILLIONS)
   Domestic:
     Commercial, industrial and financial.......... $     9   $     6 $18   $ 4
     Commercial real estate........................      14        10  20    17
     Consumer-related loans:
       Secured by 1-4 family residential
        properties.................................       3         2   7     5
       Other.......................................      10         9  18    20
                                                    -------   ------- ---   ---
                                                         36        27  63    46
                                                    -------   ------- ---   ---
   International...................................       8         3  23    16
                                                    -------   ------- ---   ---
         Total..................................... $    44   $    30 $86   $62
                                                    =======   ======= ===   ===

--------
* Excludes credit losses in connection with assets transferred to the accelerated disposition portfolio.

                           CROSS-BORDER OUTSTANDINGS

  At June 30, 1995 and December 31, 1994, total cross-border outstandings represented 15% of consolidated total assets. This included cross-border outstandings to emerging markets countries of approximately 9% for the respective periods. In accordance with bank regulatory rules, cross-border outstandings are amounts payable to the Corporation in U.S. dollars or other non-local currencies plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies. Excluded from cross-border outstandings for a given country are:

  . Local currency assets funded with U.S. dollars or other non-local currency where the provider of funds agrees that, in the event their claim cannot be repaid in the designated currency due to currency exchange restrictions in a given country, they will either accept payment in local currency or wait to receive the non-local currency until such time as it becomes available. Such transactions related only to emerging markets countries and totaled $1.0 billion at June 30, 1995 compared with $0.9 billion at December 31, 1994.

  . Local currency outstanding funded with local currency.

  . U.S. dollar or other non-local currency outstandings reallocated as a result of external guarantees and cash collateral

  . U.S. dollar or other non-local currency outstandings reallocated as result of insurance contracts, primarily issued by United States government agencies

  Cross-border outstandings in countries which individually amounted to 1.0% or more of consolidated total assets at June 30, 1995 and December 31, 1994 were approximately as follows:

                                             CONSOLIDATED PERCENTAGE OF
                         PUBLIC BANKS OTHER     TOTAL     TOTAL ASSETS  COMMITMENTS(2)
                         ------ ----- ------ ------------ ------------- --------------
                                             (DOLLARS IN MILLIONS)
JUNE 30, 1995(1)
Argentina...............  $295  $ 45  $1,620    $1,960         4.3%          $ 35
Brazil..................    10    80     760       850         1.9             60
Chile...................   125   115     325       565         1.3             15
United Kingdom..........          70     425       495         1.1            155
DECEMBER 31, 1994(1)
Argentina...............  $305  $ 40  $1,525    $1,870         4.2%          $ 95
Brazil..................           5     795       800         1.8             30
Chile...................   115    90     290       495         1.1             35
United Kingdom..........           5     595       600         1.3            115

--------
(1) There were no countries in which cross-border outstandings fell within .75% and 1% of consolidated total assets at June 30, 1995 or December 31, 1994.
(2) Included within commitments are letters of credit, guarantees and the undisbursed portion of loan commitments.

  In accordance with the regulatory definition of cross-border outstandings, included in Argentine cross-border outstandings are approximately $1 billion of Argendollar outstandings at June 30, 1995 and December 31, 1994, respectively. Argendollar outstandings are U.S. dollar claims from Argentine customers payable to the Corporation in Argentina, which are funded entirely by U.S. dollars borrowed in Argentina.

EMERGING MARKETS COUNTRIES

  At June 30, 1995, approximately $4.1 billion of the Corporation's cross-border outstandings were to emerging markets countries, of which approximately 85% were loans. These cross-border outstandings were mainly comprised of short-term trade credits, non-trade-related loans and leases not subject to country debt rescheduling agreements and capital investments in branches and subsidiaries.

  Approximately $3.8 billion of the cross-border outstandings to emerging markets countries were to Argentina, Brazil, Chile, Colombia and Uruguay, five countries in which the Corporation maintains branches and/or subsidiaries. At June 30, 1995, cross-border outstandings to Chile, Colombia and Uruguay were $565 million, $140 million and $245 million, respectively. In addition, cross-border outstandings to Mexico were $160 million. The Corporation has received approval to open a subsidiary bank in Mexico, and it is expected that the subsidiary will commence operations during the third quarter.

  Changes in aggregate cross-border outstandings to Argentina and Brazil since December 31, 1994 were approximately as follows:

                                                                ARGENTINA BRAZIL
                                                                --------- ------
                                                                 (IN MILLIONS)
   Cross-border outstandings at December 31, 1994.............   $1,870    $800
   Change in non-trade-related loans and leases not subject to
    country debt rescheduling.................................      (41)     55
   Net change in trade-related cross-border outstandings,
    primarily short-term......................................      127      31
   Net change in investment and trading securities............       (5)    (42)
   Net change in placements...................................       (4)
   Other......................................................       13       6
                                                                 ------    ----
   Cross-border outstandings at June 30, 1995.................   $1,960*   $850*
                                                                 ======    ====

--------
* Approximately 27% for Argentina and 49% for Brazil are trade-related.

  As noted above, a significant portion of the Corporation's activities in emerging market countries are conducted in Argentina and Brazil. During the second quarter, Argentina re-elected its incumbent president to an additional term. This provided some stability to both the political environment and the economic markets, including an increase in deposit levels and overall liquidity. However, the country continues to be faced by significant challenges related to unemployment levels and the ability to meet economic targets mandated by the International Monetary Fund. The government has announced measures to further improve liquidity of local banks and it is expected that additional measures will be announced to strengthen further the overall financial system. The Corporation's operating results in Argentina have not been adversely affected by the economic and political events which have occurred in Latin America over the past three quarters. During the second quarter, there continued to be an increase in spreads caused by prevailing interest rates. Loan and deposit levels were relatively stable compared to the first quarter of 1995 while there was a slight increase in the level of nonperforming assets. However, the Corporation continues to expect some deterioration in credit quality over time and is closely monitoring the situation. The Corporation's Argentine bond portfolio, which is classified as available for sale securities, has remained relatively stable from the prior quarter. The after-tax unrealized loss is $37 million at June 30, 1995 compared to $49 million at March 31, 1995 and $30 million at December 31, 1994. If the actions announced by the Argentine government are not effective, particularly with regard to liquidity, the Corporation's Argentine operation could experience adverse effects, including stress on local liquidity, deterioration of credit quality, a further decline in the value of its securities portfolio and declines in loan and deposit values.

  Brazil continued to implement measures related to its July 1994 economic plan. During the second quarter, the government adjusted the band within which the local currency can trade against the U.S. dollar to .93 to .99 Brazilian reals per U.S. dollar. The current exchange rate is running slightly below or at the low end of the band. The government continues to implement measures to control inflation, which was approximately 2%-3% per month during the quarter. These measures contributed to the high real interest rate environment which existed during the quarter. In the second quarter, the Corporation's Brazilian results of operations were not adversely affected by the events which have occurred in Latin America over the past three quarters. The Corporation continues to monitor and evaluate the Brazilian economic program as it evolves and will adjust its strategy as deemed appropriate. It is not possible, however, to predict what effect the economic program will ultimately have on the Corporation.

  During the second quarter of 1995, a number of the Corporation's operations located in Latin America continued to structure their balance sheets to take positions in their local currencies. These positions continue to be subject to limits established by the Corporation's ALCO, with the amount of, and compliance with, the limits subject to regular review. For additional information related to the Corporation's Latin American balance sheet currency positions, see page 43 of the Corporation's 1994 Annual Report to Stockholders, which is incorporated by reference in its 1994 Annual Report on Form 10-K.

  Each emerging markets country is at a different stage of development with a unique set of economic fundamentals. Therefore, it is expected that the economic situation in Latin America, including the effects of world financial markets on these economies, will continue to be unsettled. The Corporation has not experienced any collection problems as a result of currency restrictions or foreign exchange liquidity problems on its current portfolio of cross-border outstandings to emerging markets countries. The Corporation will continue to monitor the economic situation in Latin America and also its effect on those countries in which it has a local operation, cross-border outstandings and, where applicable, a currency position. It is not possible to predict what effect the economic situation in Latin America will ultimately have on the economies of these countries or on the Corporation's results of operations. For additional information related to the Corporation's Latin American cross-border outstandings, see pages 12 and 13 of the Corporation's 1994 Annual Report on Form 10-K, as well as pages 41 through 44 of the Corporation's 1994 Annual Report to Stockholders, which is incorporated by reference in such Form 10-K.

                               ----------------

  The Corporation's results of operations continue to be affected by the economies of the United States and New England. Management, however, cannot currently predict to what extent changes in the condition of the domestic economy or interest rates will affect future periods. In addition, it is uncertain what impact future changes in the economies in Latin America and other foreign countries where the Corporation does business will have on future periods. No assurance, therefore, can be given that the trends noted during the first half of 1995 will continue.

CONSOLIDATED BALANCE SHEET AVERAGES BY QUARTER

LAST NINE QUARTERS

                                  1993                        1994                    1995
                         ----------------------- ------------------------------- ---------------
                            2       3       4       1       2       3       4       1       2
                         ------- ------- ------- ------- ------- ------- ------- ------- -------
                                                      (IN MILLIONS)
ASSETS
Interest bearing
 deposits in other
 banks.................. $ 1,422 $ 1,305 $ 1,185 $ 1,083 $   902 $ 1,131 $ 1,062 $ 1,262 $ 1,309
Federal funds sold and
 securities purchased
 under agreements to
 resell.................   1,089   1,367   2,005   2,447   3,485   2,595   1,711   1,364   1,166
Trading securities......     276     300     259     452     402     618     750     694     787
Loans held for sale.....     944   1,334   1,314     960     824     651     315     256     254
Securities..............   3,838   3,561   3,194   2,945   3,164   3,489   4,435   4,288   4,526
Loans and lease
 financing..............  25,854  26,953  28,172  28,615  29,105  30,362  31,076  30,123  30,928
                         ------- ------- ------- ------- ------- ------- ------- ------- -------
   Total earning assets.  33,423  34,820  36,129  36,502  37,882  38,846  39,349  37,987  38,970
Other assets............   4,078   4,248   4,274   4,712   4,820   5,079   5,051   4,858   5,131
                         ------- ------- ------- ------- ------- ------- ------- ------- -------
TOTAL ASSETS............ $37,501 $39,068 $40,403 $41,214 $42,702 $43,925 $44,400 $42,845 $44,101
                         ======= ======= ======= ======= ======= ======= ======= ======= =======
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Deposits:
 Domestic offices:
  Noninterest bearing... $ 4,397 $ 4,578 $ 4,863 $ 4,633 $ 4,403 $ 4,477 $ 4,701 $ 4,194 $ 4,196
  Interest bearing......  18,580  18,360  18,096  17,110  16,672  17,309  17,388  15,827  16,228
 Overseas offices:
  Noninterest bearing...     336     387     469     497     393     415     481     415     416
  Interest bearing......   4,881   5,218   5,819   6,375   6,764   7,703   7,875   8,318   7,967
                         ------- ------- ------- ------- ------- ------- ------- ------- -------
   Total deposits.......  28,194  28,543  29,247  28,615  28,232  29,904  30,445  28,754  28,807
Federal funds purchased
 and repurchase
 agreements.............   2,315   3,430   3,787   3,619   4,014   3,728   3,333   3,699   3,896
Other funds borrowed....   1,606   1,485   1,603   2,411   4,124   3,633   3,861   3,585   4,278
Notes payable...........   1,670   1,752   1,876   2,194   1,957   1,987   2,141   2,133   2,062
Other liabilities.......   1,022   1,085   1,073   1,433   1,404   1,625   1,491   1,467   1,661
Stockholders' equity....   2,694   2,773   2,817   2,942   2,971   3,048   3,129   3,207   3,397
                         ------- ------- ------- ------- ------- ------- ------- ------- -------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY... $37,501 $39,068 $40,403 $41,214 $42,702 $43,925 $44,400 $42,845 $44,101
                         ======= ======= ======= ======= ======= ======= ======= ======= =======

CONSOLIDATED STATEMENT OF INCOME BY QUARTER--TAXABLE EQUIVALENT BASIS

LAST NINE QUARTERS

                                  1993                    1994                   1995
                          -------------------- ----------------------------  -------------
                            2      3      4      1       2      3      4       1      2
                          ------ ------ ------ ------  ------ ------ ------  ------ ------
                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
NET INTEREST REVENUE:     $330.5 $340.8 $349.3 $340.7  $374.5 $423.9 $433.4  $425.9 $434.1
Taxable equivalent
 adjustment.............     1.7    2.3    2.0    1.5     1.5    1.3    2.7     1.4    1.9
                          ------ ------ ------ ------  ------ ------ ------  ------ ------
Total net interest
 revenue................   332.2  343.1  351.3  342.2   376.0  425.2  436.1   427.3  436.0
Provision for credit
 losses.................    27.6   10.0   10.0   45.0    25.0   25.0   35.0    90.0   40.0
                          ------ ------ ------ ------  ------ ------ ------  ------ ------
Net interest revenue
 after provision for
 credit losses..........   304.6  333.1  341.3  297.2   351.0  400.2  401.1   337.3  396.0
                          ------ ------ ------ ------  ------ ------ ------  ------ ------
NONINTEREST INCOME:
Financial service fees..    92.6   90.9   95.2   92.4    93.9  104.3  105.5   105.6  113.3
Trust and agency fees...    45.2   43.1   45.5   47.7    50.3   50.6   53.1    52.7   57.2
Trading profits and
 commissions............     5.8    6.9    3.9    3.9     1.2   10.9    (.1)    1.1    6.1
Securities portfolio
 gains..................     6.0   11.0    8.8    3.9     5.9    1.3    2.5     6.1     .2
Other income............    41.4   39.3   35.6   87.2    41.0   35.1   37.6   127.7   59.3
                          ------ ------ ------ ------  ------ ------ ------  ------ ------
 Total noninterest
  income................   191.0  191.2  189.0  235.1   192.3  202.2  198.6   293.2  236.1
                          ------ ------ ------ ------  ------ ------ ------  ------ ------
NONINTEREST EXPENSE:
Salaries................   161.7  160.4  153.3  157.8   161.5  168.1  177.8   176.4  179.6
Employee benefits.......    33.7   32.2   32.7   36.9    37.0   38.6   35.1    40.4   40.9
Occupancy expense.......    32.2   32.2   31.3   31.9    33.1   35.2   34.4    34.9   34.4
Equipment expense.......    24.0   23.3   23.4   23.6    23.4   24.2   24.9    24.1   25.7
Merger and restructuring
 charges................           85.0                  16.4    5.0
Other expense...........   116.7  107.1  105.9   96.5   101.0  107.2  109.7   107.4  111.5
                          ------ ------ ------ ------  ------ ------ ------  ------ ------
 Total noninterest
  expense...............   368.3  440.2  346.6  346.7   372.4  378.3  381.9   383.2  392.1
                          ------ ------ ------ ------  ------ ------ ------  ------ ------
Income before income
 taxes, extraordinary
 items and cumulative
 effect of changes in
 accounting principles..   127.3   84.1  183.7  185.6   170.9  224.1  217.8   247.3  240.0
                          ------ ------ ------ ------  ------ ------ ------  ------ ------
Provision for income
 taxes..................    54.2   40.4   79.2   81.4    74.9   98.8   94.3   120.6  104.8
Taxable equivalent
 adjustment.............     1.7    2.3    2.0    1.5     1.5    1.3    2.7     1.4    1.9
                          ------ ------ ------ ------  ------ ------ ------  ------ ------
                            55.9   42.7   81.2   82.9    76.4  100.1   97.0   122.0  106.7
                          ------ ------ ------ ------  ------ ------ ------  ------ ------
Income before
 extraordinary items and
 cumulative effect of
 changes in accounting
 principles.............    71.4   41.4  102.5  102.7    94.5  124.0  120.8   125.3  133.3
Extraordinary items.....                         (6.6)
Cumulative effect of
 changes in accounting
 principles, net
                          ------ ------ ------ ------  ------ ------ ------  ------ ------
NET INCOME..............  $ 71.4 $ 41.4 $102.5 $ 96.1  $ 94.5 $124.0 $120.8  $125.3 $133.3
                          ====== ====== ====== ======  ====== ====== ======  ====== ======
PER COMMON SHARE:
Income before
 extraordinary items and
 cumulative effect of
 changes in accounting
 principles:
 Primary................  $  .60 $  .30 $  .88 $  .88  $  .80 $ 1.07 $ 1.04  $ 1.08 $ 1.11
 Fully diluted..........     .59    .30    .85    .85     .77   1.04   1.01    1.04   1.10
Net income:
 Primary................  $  .60 $  .30 $  .88 $  .82  $  .80 $ 1.07 $ 1.04  $ 1.08 $ 1.11
 Fully diluted..........     .59    .30    .85    .79     .77   1.04   1.01    1.04   1.10
Cash dividends declared.     .10    .10    .10    .22     .22    .22    .27     .27    .27

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                       QUARTER ENDED JUNE 30, 1995
                                                       ---------------------------
                                                       AVERAGE             AVERAGE
                                                       VOLUME  INTEREST(1)  RATE
                                                       ------- ----------- -------
                                                          (DOLLARS IN MILLIONS)
                        ASSETS
 Interest Bearing Deposits
  with Other Banks          U.S.....................   $   362    $   3      3.62%
                            International...........       947       64     26.91
                                                       -------    -----
                               Total................     1,309       67     20.49
                                                       -------    -----     -----
 Federal Funds Sold and
  Resale Agreements         U.S.....................       598        9      5.96
                            International...........       568       84     59.61
                                                       -------    -----
                               Total................     1,166       93     32.10
                                                       -------    -----     -----
 Trading Securities         U.S.....................       227        3      6.35
                            International...........       560       40     28.50
                                                       -------    -----
                               Total................       787       43     22.10
                                                       -------    -----     -----
 Loans Held for Sale        U.S.....................       254        5      7.62
                                                       -------    -----     -----
 Securities                 U.S.
                              Available for sale(2).     2,210       38      6.82
                              Held to maturity......     1,721       29      6.88
                            International
                              Available for sale(2).       387       15     13.40
                              Held to maturity......       208        6     12.15
                                                       -------    -----
                               Total................     4,526       88      7.80
                                                       -------    -----     -----
 Loans and Leases
  (Net of Unearned Income)  U.S.....................    23,099      507      8.81
                            International...........     7,829      302     15.45
                                                       -------    -----
                               Total loans and lease
                                 financing(3).......    30,928      809     10.49
                                                       -------    -----     -----
                            Earning assets..........    38,970    1,105     11.38
                                                                  -----     -----
                            Nonearning assets.......     5,131
                                                       -------
                            TOTAL ASSETS............   $44,101
                                                       =======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

                                                       QUARTER ENDED JUNE 30, 1995
                                                       ----------------------------
                                                       AVERAGE              AVERAGE
                                                        VOLUME  INTEREST(1)  RATE
                                                       -------- ----------- -------
                                                          (DOLLARS IN MILLIONS)
        LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits                   U.S.
                            Savings deposits........   $  8,640    $ 56       2.61%
                            Time deposits...........      7,588     106       5.60
                            International...........      7,967     254      12.79
                                                       --------    ----
                               Total................     24,195     416       6.90
                                                       --------    ----      -----
 Federal Funds Purchased
  and Repurchase Agreements U.S.....................      3,740      45       4.77
                            International...........        156      12      31.10
                                                       --------    ----
                               Total................      3,896      57       5.82
                                                       --------    ----      -----
 Other Funds Borrowed       U.S.....................      3,448      55       6.44
                            International...........        830     103      49.76
                                                       --------    ----
                               Total................      4,278     158      14.84
                                                       --------    ----      -----
 Notes Payable              U.S.....................      1,911      35       7.27
                            International...........        151       3       9.56
                                                       --------    ----
                               Total................      2,062      38       7.44
                                                       --------    ----      -----
                            Total interest bearing
                             liabilities............     34,431     669       7.80
                                                       --------    ----      -----
                            Demand deposits U.S.....      4,196
                            Demand deposits
                             International..........        416
                            Other noninterest
                             bearing liabilities....      1,661
                            Total Stockholders'
                             Equity.................      3,397
                                                       --------
                            TOTAL LIABILITIES AND
                             STOCKHOLDERS' EQUITY...   $ 44,101
                                                       ========
 NET INTEREST REVENUE AS A
  PERCENTAGE OF AVERAGE IN-
  TEREST EARNING ASSETS     U.S.....................   $ 28,471    $322       4.54%
                            International...........     10,499     114       4.35
                                                       --------    ----
                               Total................   $ 38,970    $436       4.49
                                                       ========    ====

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                               QUARTER ENDED JUNE 30, 1994
                                                               ---------------------------
                                                               AVERAGE             AVERAGE
                                                               VOLUME  INTEREST(1)  RATE
                                                               ------- ----------- -------
                                                                  (DOLLARS IN MILLIONS)
                            ASSETS
Interest Bearing Deposits
 with Other Banks          U.S. .............................. $   187     $ 2       4.62%
                           International......................     715      16       9.16
                                                               -------     ---
                                Total.........................     902      18       8.22
                                                               -------     ---      -----
Federal Funds Sold and
 Resale Agreements         U.S. ..............................   1,847      18       3.98
                           International......................   1,638     135      32.94
                                                               -------     ---
                                Total.........................   3,485     153      17.59
                                                               -------     ---      -----
Trading Securities         U.S. ..............................     183       2       4.93
                           International......................     219       7       5.12
                                                               -------     ---
                                Total.........................     402       9       5.00
                                                               -------     ---      -----
Loans Held for Sale        U.S. ..............................     824      13       6.23
                                                               -------     ---      -----
Securities                 U.S.
                           Available for sale(2)..............   1,427      25       7.17
                           Held to maturity...................   1,213      17       5.69
                           International
                           Available for sale(2)..............     349      12      13.75
                           Held to maturity...................     175       6      13.38
                                                               -------     ---
                                Total.........................   3,164      60       7.64
                                                               -------     ---      -----
Loans and Leases
 (Net of Unearned Income)  U.S. ..............................  22,411     424       7.59
                           International......................   6,694     164       9.85
                                                               -------     ---
                                Total loans and lease
                                financing(3)..................  29,105     588       8.11
                                                               -------     ---      -----
                           Earning assets.....................  37,882     841       8.91
                                                                           ---      -----
                           Nonearning assets..................   4,820
                                                               -------
                           TOTAL ASSETS....................... $42,702
                                                               =======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

                                                                        QUARTER ENDED JUNE 30, 1994
                                                                        ---------------------------
                                                                        AVERAGE             AVERAGE
                                                                        VOLUME  INTEREST(1)  RATE
                                                                        ------- ----------- -------
                                                                           (DOLLARS IN MILLIONS)
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                    U.S.
                              Savings deposits......................... $ 9,413    $ 45       1.94%
                              Time deposits............................   7,259      80       4.42
                            International..............................   6,764     116       6.90
                                                                        -------    ----
                                 Total.................................  23,436     241       4.14
                                                                        -------    ----      -----
Federal Funds Purchased
 and Repurchase Agreements  U.S. ......................................   3,689      34       3.74
                            International..............................     325      21      25.75
                                                                        -------    ----
                                 Total.................................   4,014      55       5.52
                                                                        -------    ----      -----
Other Funds Borrowed        U.S. ......................................   2,641      32       4.81
                            International..............................   1,483     108      29.19
                                                                        -------    ----
                                 Total.................................   4,124     140      13.58
                                                                        -------    ----      -----
Notes Payable               U.S. ......................................   1,824      25       5.47
                            International..............................     133       4      11.56
                                                                        -------    ----
                                 Total.................................   1,957      29       5.89
                                                                        -------    ----      -----
                            Total interest bearing liabilities.........  33,531     465       5.57
                                                                        -------    ----      -----
                            Demand deposits U.S. ......................   4,403
                            Demand deposits International..............     393
                            Other noninterest bearing liabilities......   1,404
                            Total Stockholders' Equity.................   2,971
                                                                        -------
                            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. $42,702
                                                                        =======
NET INTEREST REVENUE AS A
 PERCENTAGE OF AVERAGE
 INTEREST EARNING ASSETS    U.S. ...................................... $28,092    $299       4.27%
                            International..............................   9,790      77       3.14
                                                                        -------    ----
                                 Total................................. $37,882    $376       3.98
                                                                        =======    ====

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                             SIX MONTHS ENDED JUNE 30,
                                                                       1995
                                                            ---------------------------
                                                            AVERAGE             AVERAGE
                                                            VOLUME  INTEREST(1)  RATE
                                                            ------- ----------- -------
                                                               (DOLLARS IN MILLIONS)
                        ASSETS
Interest Bearing
 Deposits with Other
 Banks                  U.S................................ $   245    $   5      4.57%
                        International......................   1,041      127     24.49
                                                            -------    -----
                          Total............................   1,286      132     20.70
                                                            -------    -----     -----
Federal Funds Sold and
 Resale Agreements      U.S................................     563       17      5.99
                        International......................     702      179     51.40
                                                            -------    -----
                          Total............................   1,265      196     31.18
                                                            -------    -----     -----
Trading Securities      U.S................................     211        7      6.43
                        International......................     530       77     29.48
                                                            -------    -----
                          Total............................     741       84     22.92
                                                            -------    -----     -----
Loans Held for Sale     U.S................................     255        9      6.79
                                                            -------    -----     -----
Securities              U.S.
                        Available for sale(2)..............   2,210       74      6.73
                        Held to maturity...................   1,656       56      6.81
                        International
                        Available for sale(2)..............     343       24     12.40
                        Held to maturity...................     199       10     10.13
                                                            -------    -----
                          Total............................   4,408      164      7.52
                                                            -------    -----     -----
Loans and Leases
 (Net of Unearned
 Income)                U.S................................  22,923    1,006      8.85
                        International......................   7,605      549     14.55
                                                            -------    -----
                          Total loans and lease
                          financing(3).....................  30,528    1,555     10.27
                                                            -------    -----     -----
                        Earning assets.....................  38,483    2,140     11.21
                                                                       -----     -----
                        Nonearning assets..................   4,990
                                                            -------
                        TOTAL ASSETS....................... $43,473
                                                            =======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                 1995
                                                                      ---------------------------
                                                                      AVERAGE             AVERAGE
                                                                      VOLUME  INTEREST(1)  RATE
                                                                      ------- ----------- -------
                                                                         (DOLLARS IN MILLIONS)
      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                  U.S.
                            Savings deposits......................... $ 8,669    $ 107      2.52%
                            Time deposits............................   7,359      198      5.41
                          International..............................   8,142      472     11.69
                                                                      -------    -----
                            Total....................................  24,170      777      6.49
                                                                      -------    -----     -----
Federal Funds Purchased
 and Repurchase
 Agreements               U.S........................................   3,636       88      4.91
                          International..............................     163       26     32.02
                                                                      -------    -----
                            Total....................................   3,799      114      6.07
                                                                      -------    -----     -----
Other Funds Borrowed      U.S........................................   3,037       96      6.33
                          International..............................     897      212     47.61
                                                                      -------    -----
                            Total....................................   3,934      308     15.74
                                                                      -------    -----     -----
Notes Payable             U.S........................................   1,954       69      7.11
                          International..............................     144        9     11.96
                                                                      -------    -----
                            Total....................................   2,098       78      7.44
                                                                      -------    -----     -----
                          Total interest bearing liabilities.........  34,001    1,277      7.57
                                                                                 -----     -----
                          Demand deposits U.S........................   4,195
                          Demand deposits International..............     416
                          Other noninterest bearing liabilities......   1,563
                          Total Stockholders' Equity.................   3,298
                                                                      -------
                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. $43,473
                                                                      =======
NET INTEREST REVENUE AS
 A PERCENTAGE OF AVERAGE
 INTEREST EARNING ASSETS  U.S........................................ $28,063    $ 652      4.69%
                          International..............................  10,420      211      4.08
                                                                      -------    -----
                            Total.................................... $38,483    $ 863      4.52
                                                                      =======    =====

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                             SIX MONTHS ENDED JUNE 30,
                                                                       1994
                                                            ---------------------------
                                                            AVERAGE             AVERAGE
                                                            VOLUME  INTEREST(1)  RATE
                                                            ------- ----------- -------
                                                               (DOLLARS IN MILLIONS)
                        ASSETS
Interest Bearing
 Deposits with Other
 Banks                  U.S................................ $   216    $   4      3.63%
                        International......................     777       37      9.58
                                                            -------    -----
                             Total.........................     993       41      8.29
                                                            -------    -----     -----
Federal Funds Sold and
 Resale Agreements      U.S................................   1,586       29      3.66
                        International......................   1,380      204     29.77
                                                            -------    -----
                             Total.........................   2,966      233     15.81
                                                            -------    -----     -----
Trading Securities      U.S................................     148        3      4.66
                        International......................     280       24     17.30
                                                            -------    -----
                             Total.........................     428       27     12.93
                                                            -------    -----     -----
Loans Held for Sale     U.S................................     892       28      6.43
                                                            -------    -----     -----
Securities              U.S.
                          Available for sale(2)............   1,161       41      7.09
                          Held to maturity.................   1,384       35      5.06
                        International
                          Available for sale(2)............     292       22     14.90
                          Held to maturity.................     217        8      7.83
                                                            -------    -----
                             Total.........................   3,054      106      6.61
                                                            -------    -----     -----
Loans and Leases
 (Net of Unearned
 Income)                U.S................................  22,359      825      7.44
                        International......................   6,501      307      9.52
                                                            -------    -----
                             Total loans and lease
                             financing(3)..................  28,860    1,132      7.91
                                                            -------    -----     -----
                        Earning assets.....................  37,193    1,567      8.49
                                                            -------    -----     -----
                        Nonearning assets..................   4,765
                                                            -------
                        TOTAL ASSETS....................... $41,958
                                                            =======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                 1994
                                                                      ---------------------------
                                                                      AVERAGE             AVERAGE
                                                                      VOLUME  INTEREST(1)  RATE
                                                                      ------- ----------- -------
                                                                         (DOLLARS IN MILLIONS)
     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                  U.S.
                          Savings deposits........................... $ 9,336    $ 89       1.93%
                          Time deposits..............................   7,554     166       4.44
                          International..............................   6,569     227       6.94
                                                                      -------    ----
                          Total......................................  23,459     482       4.14
                                                                      -------    ----      -----
Federal Funds Purchased
 and Repurchase
 Agreements               U.S. ......................................   3,541      61       3.47
                          International..............................     276      31      22.68
                                                                      -------    ----
                          Total......................................   3,817      92       4.86
                                                                      -------    ----      -----
Other Funds Borrowed      U.S. ......................................   2,062      50       4.84
                          International..............................   1,206     163      27.32
                                                                      -------    ----
                          Total......................................   3,268     213      13.14
                                                                      -------    ----      -----
Notes Payable             U.S. ......................................   1,963      55       5.63
                          International..............................     112       7      12.83
                                                                      -------    ----
                          Total......................................   2,075      62       6.02
                                                                      -------    ----      -----
                          Total interest bearing liabilities.........  32,619     849       5.25
                                                                      -------    ----      -----
                          Demand deposits U.S. ......................   4,518
                          Demand deposits International..............     445
                          Other noninterest bearing liabilities......   1,418
                          Total Stockholders' Equity.................   2,958
                                                                      -------
                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. $41,958
                                                                      =======
NET INTEREST REVENUE AS
 A PERCENTAGE OF AVERAGE
 INTEREST EARNING ASSETS  U.S. ...................................... $27,746    $573       4.17%
                          International..............................   9,447     145       3.09
                                                                      -------    ----
                          Total...................................... $37,193    $718       3.89
                                                                      =======    ====

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

           CHANGE IN NET INTEREST REVENUE -- VOLUME AND RATE ANALYSIS

             SECOND QUARTER 1995 COMPARED WITH SECOND QUARTER 1994

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

                                                          INCREASE
                                                         (DECREASE)
                                                             DUE
                                                          TO CHANGE
                                                             IN
                                                         -----------
                                                         VOLUME RATE NET CHANGE
                                                         ------ ---- ----------
                                                             (IN MILLIONS)
 Interest income:
 Loans and lease financing  U.S. .....................   $  15  $ 68    $ 83
                            International.............      44    94     138
                                                                        ----
                                 Total                                   221
                                                                        ----
 Other earnings assets      U.S. .....................     (5)    15      10
                            International.............    (34)    67      33
                                                                        ----
                                 Total                                    43
                                                                        ----
 Total interest income                                      31   233     264
 Total interest expense                                     19   185     204
                                                                        ----
 Net interest revenue                                                   $ 60
                                                                        ====

  SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1994

                                               INCREASE (DECREASE)
                                                DUE TO CHANGE IN
                                               ---------------------
                                                 VOLUME      RATE    NET CHANGE
                                               ----------  --------- ----------
                                                       (IN MILLIONS)
 Interest income:
 Loans and lease financing  U.S. ...........   $       25  $     156    $181
                            International...           80        162     242
                                                                        ----
                                 Total                                   423
                                                                        ----
 Other earnings assets      U.S. ...........          (8)         36      28
                            International...         (20)        142     122
                                                                        ----
                                 Total                                   150
                                                                        ----
 Total interest income                                 72        501     573
 Total interest expense                                43        385     428
                                                                        ----
 Net interest revenue                                                   $145
                                                                        ====

                         PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  As previously reported, in March 1993, a complaint was filed in Delaware Chancery Court against the Corporation, Society for Savings Bancorp, Inc. ("Bancorp") and certain Bancorp directors. The action was brought by a Bancorp stockholder, individually and as a class action on behalf of all Bancorp stockholders of record on the date the Corporation's proposed acquisition of Bancorp was announced, and sought an injunction with respect to the acquisition and damages in an unspecified amount. In May 1993, the Chancery Court denied the plaintiff's motion for a preliminary injunction and in July 1993, the Corporation acquired Bancorp. In December 1993, the Chancery Court granted summary judgment in favor of the Corporation, Bancorp and Bancorp's former directors. The plaintiff appealed that decision to the Delaware Supreme Court and in December 1994, the Delaware Supreme Court issued a decision, which affirmed, in part, and reversed, in part, the Chancery Court's decision. The Delaware Supreme Court remanded the case to the Chancery Court for a determination of certain issues. On January 23, 1995, the defendants filed a motion for summary judgment with the Chancery Court and on June 15, 1995, the Court granted summary judgment in favor of the defendants on all claims except for an aiding and abetting claim against the Corporation on which no summary judgment motion has yet been filed. The Chancery Court also denied plaintiff's motion for rehearing. The plaintiff and certain defendants have filed motions to make the Chancery Court's most recent summary judgment decision final and appealable before the resolution of the aiding and abetting claim. The Corporation has denied the plaintiff's allegations and intends to continue to defend the action vigorously.

  As previously reported, in 1990 a class action complaint was filed in U.S. District Court for the District of Connecticut against Bancorp, two of its then senior officers and one former officer. The complaint, as subsequently amended, alleges that Bancorp's financial reports for fiscal years 1988, 1989 and the first half of 1990 contained material misstatements or omissions concerning its real estate loan portfolio and other matters, in violation of Connecticut common law and of Sections 10(b) and 20 of the Securities Exchange Act of 1934. The action was brought by a Bancorp shareholder, individually and as a class action on behalf of purchasers of Bancorp's stock from January 19, 1989 through November 30, 1990 and seeks damages in an unspecified amount. Bancorp and the defendant officers have denied the allegations of the amended complaint and on July 14, 1995 filed a motion for summary judgment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

   11    --Computation of Earnings Per Share.

   12(a) --Computation of the Corporation's Consolidated Ratio of Earnings to
           Fixed Charges (excluding interest on deposits).

   12(b) --Computation of the Corporation's Consolidated Ratio of Earnings to
           Fixed Charges (including interest on deposits).

   27    --Financial Data Schedule

  (b) Current Reports on Form 8-K.

    During the second quarter of 1995, the Corporation filed one Current Report on Form 8-K, dated April 20, 1995, which contained information pursuant to Items 5 and 7 of Form 8-K. The Corporation also filed a Current Report on Form 8-K, dated July 20, 1995, which contained information pursuant to Items 5 and 7 of Form 8-K.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Bank of Boston Corporation

                                            /s/ Charles K. Gifford
                                          _____________________________________
                                            CHARLES K. GIFFORD
                                            CHAIRMAN OF THE BOARD OF
                                            DIRECTORS, CHIEF EXECUTIVE OFFICER
                                            AND PRESIDENT

                                            /s/ William J. Shea
                                          _____________________________________
                                            WILLIAM J. SHEA
                                            VICE CHAIRMAN, CHIEF FINANCIAL
                                            OFFICER
                                            AND TREASURER

Date: August 11, 1995