Form 10-Q
period 1995-09-30
BANK OF BOSTON CORP
filed 1995-11-14
CIK 36672

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 1-6522

                          BANK OF BOSTON CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             MASSACHUSETTS                             04-2471221
     (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYERIDENTIFICATION NO.)
   OFINCORPORATION OR ORGANIZATION)

          100 FEDERAL STREET,
         BOSTON, MASSACHUSETTS                            02110
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICE)

                                (617) 434-2200
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                NOT APPLICABLE
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1995:

    Common Stock, $2.25 par value.........................112,205,144

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           BANK OF BOSTON CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 CONSOLIDATED SELECTED FINANCIAL DATA.....................................   3
 PART I  FINANCIAL INFORMATION
 ITEM 1. Financial Statements:
         Bank of Boston Corporation and Subsidiaries:
         Consolidated Balance Sheet......................................    4
         Consolidated Statement of Income................................    6
         Consolidated Statement of Changes in Stockholders' Equity.......    7
         Consolidated Statement of Cash Flows............................    8
         Notes to Financial Statements...................................    9
 ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   14
 PART II OTHER INFORMATION
 ITEM 1. Legal Proceedings...............................................   43
 ITEM 5. Other Information...............................................   43
 ITEM 6. Exhibits and Reports on Form 8-K................................   44
 SIGNATURES...............................................................  45
 LIST OF TABLES
    Consolidated Average Balance Sheet--Nine Quarters.....................  32
    Consolidated Statement of Income--Nine Quarters.......................  33
    Average Balances and Interest Rates--Quarter..........................  34
    Average Balances and Interest Rates--Nine Months......................  38
    Change in Net Interest Revenue--Volume and Rate Analysis..............  42

                          BANK OF BOSTON CORPORATION

                     CONSOLIDATED SELECTED FINANCIAL DATA
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  1995     1994
QUARTERS ENDED SEPTEMBER 30                                      -------  -------
INCOME STATEMENT DATA:
Net interest revenue............................................ $   439  $   424
Provision for credit losses.....................................      45       25
Noninterest income..............................................     249      202
Noninterest expense.............................................     393      378
Net income......................................................     140      124
Per common share:
Net income:
  Primary.......................................................    1.17     1.07
  Fully diluted.................................................    1.15     1.04
Market value per common share:
  High..........................................................  47 5/8   27 3/8
  Low...........................................................  36 3/4   24 3/8
NINE MONTHS ENDED SEPTEMBER 30
INCOME STATEMENT DATA:
Net interest revenue............................................ $ 1,299  $ 1,139
Provision for credit losses.....................................     175       95
Noninterest income..............................................     778      629
Noninterest expense.............................................   1,168    1,097
Income before extraordinary item................................     399      322
Net income......................................................     399      315
Per common share:
Income before extraordinary item:
  Primary.......................................................    3.36     2.75
  Fully diluted.................................................    3.27     2.66
Net income:
  Primary.......................................................    3.36     2.69
  Fully diluted.................................................    3.27     2.60
Market value per common share:
  High..........................................................  47 5/8   28 1/2
  Low...........................................................  25 5/8   22 5/8
AT SEPTEMBER 30
BALANCE SHEET DATA:
Loans and lease financing....................................... $31,691  $30,881
Total assets....................................................  46,083   44,294
Deposits........................................................  30,009   30,313
Total stockholders' equity......................................   3,593    3,113
Book value per common share.....................................   27.50    24.30
Regulatory capital ratios:
 Risk-based capital ratios:
  Tier 1........................................................     7.8%     6.9%
  Total.........................................................    12.7     11.9
Leverage ratio..................................................     7.3      6.4

                           BANK OF BOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        SEPTEMBER 30 DECEMBER 31
                                                            1995        1994
                                                        ------------ -----------
                        ASSETS
Cash and due from banks................................   $ 2,208      $ 2,317
Interest bearing deposits in other banks...............     1,249        1,556
Federal funds sold and securities purchased under
 agreements to resell..................................     1,236        1,232
Trading securities.....................................       594          553
Mortgages held for sale................................       558          183
Securities (Note 4):
  Available for sale...................................     3,277        2,997
  Held to maturity (fair value of $1,786 in 1995 and
   $1,626 in 1994).....................................     1,765        1,703
Loans and lease financing (Note 5):....................
  United States Operations.............................    23,770       23,916
  International Operations.............................     7,921        7,089
                                                          -------      -------
    Total loans and lease financing (net of unearned
     income of $259 in 1995 and $292 in 1994)............  31,691       31,005
Reserve for credit losses (Note 6).....................      (704)        (680)
                                                          -------      -------
  Net loans and lease financing........................    30,987       30,325
Premises and equipment, net............................       589          569
Due from customers on acceptances......................       381          314
Accrued interest receivable............................       405          355
Other assets...........................................     2,834        2,526
                                                          -------      -------
TOTAL ASSETS...........................................   $46,083      $44,630
                                                          =======      =======

   The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       SEPTEMBER 30 DECEMBER 31
                                                           1995        1994
                                                       ------------ -----------
         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Domestic offices:
    Noninterest bearing...............................   $ 4,914      $ 4,900
    Interest bearing..................................    16,407       16,841
  Overseas offices:
    Noninterest bearing...............................       611          569
    Interest bearing..................................     8,077        9,046
                                                         -------      -------
      Total deposits..................................    30,009       31,356
Funds borrowed:
  Federal funds purchased.............................       996          369
  Term federal funds purchased........................     1,138          765
  Securities sold under agreements to repurchase......     1,160        1,883
  Other funds borrowed................................     5,426        3,343
Acceptances outstanding...............................       381          316
Accrued expenses and other liabilities................     1,321        1,287
Notes payable (Note 7)................................     2,059        2,169
                                                         -------      -------
TOTAL LIABILITIES.....................................    42,490       41,488
                                                         -------      -------
Commitments and contingencies (Notes 2 and 8)
Stockholders' equity:
  Preferred stock without par value:
     Authorized shares--10,000,000
     Issued and outstanding shares--4,593,941.........       508          508
  Common stock, par value $2.25:
     Authorized shares--200,000,000
     Issued shares--112,159,497 in 1995 and
     107,584,349 in 1994 Outstanding shares--
     112,159,497 in 1995 and 106,547,149 in 1994......       252          242
  Surplus.............................................       916          810
  Retained earnings...................................     1,927        1,655
  Net unrealized loss on securities available for
   sale, net of tax...................................        (6)         (40)
  Treasury stock, at cost (1,037,200 shares in 1994)..                    (27)
  Cumulative translation adjustments, net of tax......        (4)          (6)
                                                         -------      -------
TOTAL STOCKHOLDERS' EQUITY............................     3,593        3,142
                                                         -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............   $46,083      $44,630
                                                         =======      =======

   The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                              QUARTERS ENDED  NINE MONTHS ENDED
                                               SEPTEMBER 30     SEPTEMBER 30
                                              --------------- -----------------
                                               1995    1994     1995     1994
                                              ------- ------- -------- --------
INTEREST INCOME:
Loans and lease financing, including fees...  $   840 $   722 $  2,394 $  1,854
Securities..................................       88      61      250      165
Trading securities..........................       61      30      145       57
Mortgages held for sale.....................        8      10       17       36
Federal funds sold and securities purchased
 under agreements to resell.................       71     223      267      456
Deposits in other banks.....................       45      38      177       79
                                              ------- ------- -------- --------
  Total interest income.....................    1,113   1,084    3,250    2,647
                                              ------- ------- -------- --------
INTEREST EXPENSE:
Deposits of domestic offices................      172     132      470      380
Deposits of overseas offices................      229     202      709      435
Funds borrowed..............................      234     295      656      600
Notes payable...............................       39      31      116       93
                                              ------- ------- -------- --------
  Total interest expense....................      674     660    1,951    1,508
                                              ------- ------- -------- --------
NET INTEREST REVENUE:                             439     424    1,299    1,139
Provision for credit losses (Note 6)........       45      25      175       95
                                              ------- ------- -------- --------
Net interest revenue after provision for
 credit losses..............................      394     399    1,124    1,044
                                              ------- ------- -------- --------
NONINTEREST INCOME:
Financial service fees......................      118     104      337      291
Trust and agency fees.......................       58      51      168      148
Other income (Note 2).......................       73      47      273      190
                                              ------- ------- -------- --------
  Total noninterest income..................      249     202      778      629
                                              ------- ------- -------- --------
NONINTEREST EXPENSE:
Salaries....................................      191     168      547      488
Employee benefits...........................       42      39      123      112
Occupancy expense...........................       36      35      105      100
Equipment expense...........................       25      24       75       71
Other expense...............................       99     112      318      326
                                              ------- ------- -------- --------
  Total noninterest expense.................      393     378    1,168    1,097
                                              ------- ------- -------- --------
Income before income taxes and extraordinary
 item.......................................      250     223      734      576
Provision for income taxes..................      110      99      335      254
                                              ------- ------- -------- --------
Income before extraordinary item............      140     124      399      322
Extraordinary loss from early extinguishment
 of debt, net of tax........................                                 (7)
                                              ------- ------- -------- --------
NET INCOME..................................  $   140 $   124 $    399 $    315
                                              ======= ======= ======== ========
NET INCOME APPLICABLE TO COMMON STOCK.......  $   131 $   115 $    371 $    287
                                              ======= ======= ======== ========
PER COMMON SHARE:
Income before extraordinary item:
  Primary...................................  $  1.17 $  1.07 $   3.36 $   2.75
  Fully diluted.............................  $  1.15 $  1.04 $   3.27 $   2.66
Net income (Note 7):
  Primary...................................  $  1.17 $  1.07 $   3.36 $   2.69
  Fully diluted.............................  $  1.15 $  1.04 $   3.27 $   2.60
Dividends declared..........................  $   .37 $   .22 $    .91 $    .66
AVERAGE NUMBER OF COMMON SHARES (IN
 THOUSANDS):
  Primary...................................  111,865 106,981  110,188  106,602
  Fully diluted.............................  113,803 111,690  113,458  111,391

   The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                  1995    1994
                                                                 ------  ------
QUARTERS ENDED SEPTEMBER 30
BALANCE, BEGINNING OF PERIOD...................................  $3,465  $3,005
Net income.....................................................     140     124
Common stock issued in connection with:
  Dividend reinvestment and common stock purchase plan.........      12       7
  Restricted stock grants, net of forfeitures and change in
   unearned compensation.......................................       7       1
  Other, principally employee benefit plans....................       5       2
Cash dividends declared:
  Preferred stock..............................................      (9)     (9)
  Common stock.................................................     (41)    (24)
Change in net unrealized loss on securities available for sale,
 net of tax....................................................      16       6
Translation adjustments, net of tax............................      (2)      1
                                                                 ------  ------
BALANCE, END OF PERIOD.........................................  $3,593  $3,113
                                                                 ======  ======
                                                                  1995    1994
                                                                 ------  ------
NINE MONTHS ENDED SEPTEMBER 30
BALANCE, BEGINNING OF PERIOD...................................  $3,142  $2,912
Net income.....................................................     399     315
Common stock issued in connection with:
  Dividend reinvestment and common stock purchase plan.........      30      18
  Conversion of subordinated debentures........................      94
  Acquisition of Ganis Credit Corporation......................      22
  Restricted stock grants, net of forfeitures and change in
   unearned compensation.......................................      10       2
  Other, principally employee benefit plans....................      16       7
Purchase of treasury stock.....................................     (28)
Cash dividends declared:
  Preferred stock..............................................     (28)    (28)
  Common stock.................................................    (100)    (70)
Change in net unrealized loss on securities available for sale,
 net of tax....................................................      34     (45)
Translation adjustments, net of tax............................       2       2
                                                                 ------  ------
BALANCE, END OF PERIOD.........................................  $3,593  $3,113
                                                                 ======  ======


   The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                    1995     1994
                                                                   -------  -------
NINE MONTHS ENDED SEPTEMBER 30
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................  $   399  $   315
Reconciliation of net income to net cash provided from (used for)
 operating activities:
  Extraordinary loss from early extinguishment of debt, net of
   tax...........................................................                 7
  Provision for credit losses....................................      175       95
  Depreciation and amortization..................................      149      131
  Provision for (benefit from) deferred taxes....................       53     (132)
  Net gains on sales of securities and other assets..............     (158)     (66)
  Change in trading securities...................................      (41)    (450)
  Change in mortgages held for sale..............................     (375)   1,007
  Net change in interest receivables and payables................      (20)    (137)
  Other, net.....................................................     (230)     192
                                                                   -------  -------
    Net cash provided from (used for) operating activities.......      (48)     962
                                                                   -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided from (used for) interest bearing deposits in
 other banks.....................................................      307     (181)
Net cash used for federal funds sold and securities purchased
 under agreements to resell......................................       (4)    (493)
Purchases of securities held to maturity.........................     (541)  (1,297)
Purchases of securities available for sale.......................   (2,425)  (3,006)
Sales of securities available for sale...........................    1,496    2,315
Maturities of securities held to maturity........................      470      614
Maturities of securities available for sale......................      696      185
Dispositions of venture capital investments......................       84       15
Loans and lease financing originated by nonbank entities.........   (5,599)  (2,902)
Loans and lease financing collected by nonbank entities..........    4,533    2,414
Net cash provided from (used for) lending activities of bank
 subsidiaries....................................................      150   (1,751)
Lease financing originated by bank entities......................       (3)     (20)
Lease financing collected by bank entities.......................       44       20
Proceeds from sales of other real estate owned...................       41       38
Expenditures for premises and equipment..........................     (134)    (142)
Proceeds from sales of business units and premises and equipment.      127      135
Other, net.......................................................     (214)    (432)
                                                                   -------  -------
    Net cash used for investing activities.......................     (972)  (4,488)
                                                                   -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided from (used for) deposits.......................   (1,347)     698
Net cash provided from funds borrowed............................    2,360    2,309
Net repayments of notes payable..................................     (154)    (538)
Net proceeds from issuance of notes payable......................      138      696
Net proceeds from issuance of common stock.......................       48       25
Dividends paid...................................................     (128)     (98)
                                                                   -------  -------
    Net cash provided from financing activities..................      917    3,092
Effect of foreign currency translation on cash...................       (6)     (21)
                                                                   -------  -------
NET CHANGE IN CASH AND DUE FROM BANKS............................     (109)    (455)
CASH AND DUE FROM BANKS AT JANUARY 1.............................    2,317    2,539
                                                                   -------  -------
CASH AND DUE FROM BANKS AT SEPTEMBER 30..........................  $ 2,208  $ 2,084
                                                                   =======  =======
Interest payments made...........................................  $ 1,920  $ 1,618
Income tax payments made.........................................  $   362  $    90

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

  During the third quarter of 1995, the Corporation announced an agreement to purchase 93 branches and approximately $200 million in assets and assume certain liabilities of Banco Integrado Departmental (BID) from the Central Bank of Argentina. The transaction is subject to the completion of final documentation, and could be completed as early as the fourth quarter of 1995. In addition, the Corporation announced a definitive agreement to acquire The Boston Bancorp, the holding company of South Boston Savings Bank (South Boston), a Massachusetts chartered savings bank. Pursuant to the agreement, South Boston will convert most of its assets into cash equivalents, including its commercial real estate loan portfolio and the majority of its investment securities, prior to the closing of the transaction. The Corporation will assume all of South Boston's deposits, currently approximating $1.3 billion. The Corporation will pay for the acquisition with shares of its common stock, which it anticipates it will purchase in the open market. The transaction, which is subject to the approval of the shareholders of The Boston Bancorp and regulatory approvals, is anticipated to close in the middle of 1996, and will be accounted for as a purchase.

  3. SIGNIFICANT NONCASH TRANSACTIONS--STATEMENT OF CASH FLOWS: During the first nine months of 1995 and 1994, the Corporation transferred approximately $38 million and $60 million, respectively, to Other Real Estate Owned (OREO) from loans. There were no loans made to facilitate sales of OREO properties in the first nine months of 1995; such loans in the first nine months of 1994 were immaterial. Other significant noncash transactions in 1995 included the issuance of common stock totaling approximately $94 million in connection with the Corporation's first quarter redemption of its convertible subordinated debentures due 2011. During the first nine months of 1994, the Corporation transferred a total of $387 million of lower quality real estate exposure to an accelerated disposition portfolio.

                           BANK OF BOSTON CORPORATION

  4. SECURITIES: A summary comparison of securities available for sale by type is as follows:

                                         SEPTEMBER 30, 1995   DECEMBER 31, 1994
                                         ------------------- -------------------
                                                 CARRYING            CARRYING
                                          COST     VALUE     COST      VALUE
                                         ------  --------  --------  ----------
                                                       (IN MILLIONS)
   U.S. Treasury........................ $  660   $  664   $  1,500   $  1,487
   U.S. government agencies and
    corporations--mortgage-backed
    securities..........................  1,468    1,475        796        766
   Foreign debt securities..............    630      570        432        384
   Other debt securities................    276      272        142        142
   Marketable equity securities.........     87      123         52         72
   Other equity securities..............    173      173        146        146
                                         ------   ------   --------   --------
                                         $3,294   $3,277     $3,068     $2,997
                                         ======   ======   ========   ========

  Other equity securities included in securities available for sale are not traded on established exchanges, and are carried at cost.

  A summary comparison of securities held to maturity by type is as follows:

                                       SEPTEMBER 30, 1995    DECEMBER 31, 1994
                                       --------------------- -------------------
                                       AMORTIZED    FAIR     AMORTIZED   FAIR
                                          COST      VALUE       COST     VALUE
                                       ----------- --------- ---------- --------
                                                   (IN MILLIONS)
   U.S. Treasury......................  $      10  $      10  $     12  $     11
   U.S. government agencies and
    corporations--mortgage-backed
    securities........................      1,534      1,555     1,449     1,375
   States and political subdivisions..         17         17        30        30
   Foreign debt securities............        120        120       123       121
   Other equity securities............         84         84        89        89
                                        ---------  ---------  --------  --------
                                           $1,765  $   1,786  $  1,703  $  1,626
                                        =========  =========  ========  ========

  Other equity securities included in securities held to maturity principally represent securities, such as Federal Reserve Bank and Federal Home Loan Bank stock, which are not traded on established exchanges and have only redemption capabilities. Fair values for such securities are considered to approximate cost.

                           BANK OF BOSTON CORPORATION

5. LOANS AND LEASE FINANCING: The following are the details of loans and lease financing balances:

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1995          1994
                                                      ------------- ------------
                                                            (IN MILLIONS)
   UNITED STATES OPERATIONS:
   Commercial, industrial and financial..............    $11,789      $11,805
   Commercial real estate:
     Construction....................................        412          354
     Other commercial................................      2,303        3,141
   Consumer-related loans:
     Secured by 1-4 family residential properties....      4,978        5,004
     Other...........................................      3,131        2,462
   Lease financing...................................      1,373        1,366
   Unearned income...................................       (216)        (216)
                                                         -------      -------
                                                          23,770       23,916
                                                         -------      -------
   INTERNATIONAL OPERATIONS:
   Loans and lease financing.........................      7,964        7,165
   Unearned income...................................        (43)         (76)
                                                         -------      -------
                                                           7,921        7,089
                                                         -------      -------
                                                         $31,691      $31,005
                                                         =======      =======

                          BANK OF BOSTON CORPORATION

  6. RESERVE FOR CREDIT LOSSES: An analysis of the reserve for credit losses is as follows:

                                                                  NINE MONTHS
                                               QUARTERS ENDED        ENDED
                                                SEPTEMBER 30     SEPTEMBER 30
                                               ----------------  --------------
                                                1995     1994     1995    1994
                                               -------  -------  ------  ------
                                                       (IN MILLIONS)
   BALANCE, BEGINNING OF PERIOD..............     $692     $676    $680    $770
   Provision.................................       45       25     175      95
   Reserves of acquired entities.............        6        8       6      25
   Reserves of banking subsidiaries sold.....                       (32)
   Domestic credit losses:
     Commercial, industrial and financial....       (8)     (10)    (30)    (22)
     Commercial real estate..................      (11)     (12)    (35)    (36)
     Consumer-related loans:
       Secured by 1-4 family residential
        properties...........................       (5)      (3)    (14)     (9)
       Other.................................      (16)     (14)    (45)    (43)
   International credit losses...............      (15)     (13)    (43)    (34)
                                               -------  -------  ------  ------
   Total credit losses.......................      (55)     (52)   (167)   (144)
                                               -------  -------  ------  ------
   Domestic recoveries:
     Commercial, industrial and financial....        2        3       6      11
     Commercial real estate..................        6        5      10      12
     Consumer-related loans:
       Secured by 1-4 family residential
        properties...........................                 1       2       2
       Other.................................        5        5      16      13
   International recoveries..................        3        6       8      12
                                               -------  -------  ------  ------
   Total recoveries..........................       16       20      42      50
                                               -------  -------  ------  ------
     Net credit losses excluding those
      related to exposures transferred to the
      accelerated disposition portfolio......      (39)     (32)   (125)    (94)
     Credit losses related to exposures
      transferred to the accelerated
      disposition portfolio..................                              (119)
                                               -------  -------  ------  ------
   Net credit losses.........................      (39)     (32)   (125)   (213)
                                               -------  -------  ------  ------
   BALANCE, END OF PERIOD....................     $704     $677    $704    $677
                                               =======  =======  ======  ======

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

  Adoption of the above-mentioned standards did not have a material effect on the Corporation's financial position or results of operations and did not result in any additional provision for credit losses as of January 1, 1995. At September 30, 1995, loans for which impairment has been recognized in accordance with these standards totaled $282 million, of which $76 million related to loans with no valuation reserve and $206 million related to loans with a valuation reserve of $38 million. For the quarter and nine months ended September 30, 1995, average impaired loans were approximately $279 million and $276 million, respectively. Interest recognized on impaired loans during the third quarter and nine months ended September 30, 1995 was not material.

  7. NOTES PAYABLE: In February 1995, the Corporation announced that it would redeem its 7.75% convertible subordinated debentures at 100.78% of their principal amount plus accrued interest to the date of redemption. Substantially all holders of the debt opted to convert their bonds to common stock prior to redemption, resulting in the issuance by the Corporation of approximately 4,008,000 shares of its common stock in March 1995. Of the total shares issued, approximately 530,000 shares were treasury shares which had been purchased by the Corporation in the open market. The remaining principal was redeemed by the Corporation. Primary earnings per share for the nine months ended September 30, 1995 would have been $3.33 had the debentures been converted on January 1, 1995. In September 1995, the Corporation redeemed its 10.3% subordinated notes due September 2000 at their principal amount plus accrued interest. The carrying value of the notes at the time of redemption was $150 million.

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

  9. OTHER EVENTS: Effective in the fourth quarter of 1995, the Corporation formed a joint venture with Boston Financial Data Services (a joint venture of State Street Bank and Trust Company and DST Systems, Inc.) that will focus on providing stock transfer and related shareholder services. The joint venture, in which the Corporation will be a 50% investor, will be accounted for as an equity investment. In addition, the Corporation completed the sale of its corporate trust business to State Street Bank and Trust Company early in the fourth quarter.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                             RESULTS OF OPERATIONS

                                    GENERAL

  The Corporation's net income for the quarter ended September 30, 1995 was $140 million, compared with $124 million for the same period in 1994. Net income per common share was $1.17 on a primary basis and $1.15 on a fully diluted basis for the third quarter of 1995, compared with $1.07 on a primary basis and $1.04 on a fully diluted basis for the third quarter of 1994. Net income for the first nine months of 1995 was $399 million compared with $315 million for the first nine months of 1994. Net income per common share was $3.36 on a primary basis and $3.27 on a fully diluted basis for the first nine months of 1995, compared with $2.69 on a primary basis and $2.60 on a fully diluted basis for the first nine months of 1994. The 1994 results included an extraordinary loss, net of tax, of $7 million in the first quarter related to the prepayment of $186 million of senior debt by a non-banking subsidiary and the redemption of $179 million of the Corporation's floating rate notes. The comparisons reflect the acquisitions of BankWorcester Corporation (BankWorcester), Pioneer Financial, A Co-operative Bank (Pioneer), Ganis Credit Corporation (Ganis) and Century Acceptance Corporation (Century) during the second and third quarters of 1994 and first and third quarters of 1995, respectively, all of which were recorded as purchases. In addition, the comparisons reflect the sale of the Corporation's U.S. factoring business in the first quarter of 1994, and the sales of the Corporation's banking subsidiaries in Maine and Vermont early in the first quarter of 1995. Additional information on the acquisition of Ganis and the sales of Maine and Vermont can be found in Note 2 to the Financial Statements.

  During the third quarter of 1995, the Corporation announced an agreement to purchase 93 branch offices and approximately $200 million in assets and assume certain liabilities of Banco Integrado Departmental (BID) from the Central Bank of Argentina. BID is one of the largest financial institutions offered for sale by the Central Bank in connection with the current financial industry consolidation occurring in Argentina. The branch network is principally located in the Buenos Aires, Santa Fe and Cordoba provinces in central Argentina. The transaction could be completed as early as the fourth quarter of this year.

  Also in the third quarter, the Corporation announced a definitive agreement to acquire The Boston Bancorp, the holding company of South Boston Savings Bank (South Boston), a Massachusetts chartered savings bank. Pursuant to the agreement, South Boston will convert most of its assets into cash equivalents, including its commercial real estate portfolio and the majority of its investment securities, prior to the closing of the transaction. The Corporation will assume all of South Boston's deposits, currently approximating $1.3 billion. The Corporation will pay for the acquisition with shares of its common stock, which it anticipates it will purchase in the open market. The transaction, which is subject to The Boston Bancorp's shareholders' and regulators' approvals, is anticipated to close in the middle of 1996, and will be accounted for as a purchase.

  Effective in the fourth quarter of 1995, the Corporation formed a joint venture with Boston Financial Data Services (a joint venture of State Street Bank and Trust Company and DST Systems, Inc.), combining their respective stock transfer businesses into a single entity to be 50 percent owned by each party. Additionally, in October, the Corporation completed the sale of its corporate trust business to State Street Bank and Trust Company, which was announced in the second quarter.

            NET INTEREST REVENUE--(FULLY TAXABLE EQUIVALENT BASIS)

  The discussion of net interest revenue should be read in conjunction with Average Balances and Interest Rates and Change in Net Interest Revenue--Volume and Rate Analysis on pages 34 through 42 of this report. For this review, interest income that is either exempt from federal income taxes or taxed at a preferential rate has been adjusted to a fully taxable equivalent basis. This adjustment has been calculated using a federal income tax rate of 35%, plus applicable state and local taxes, net of related federal tax benefits. This adjustment was not material in any of the periods presented.

  Consolidated net interest revenue, on a fully taxable equivalent basis, was $441 million for the third quarter of 1995 compared with $425 million for the same period in 1994. For the first nine months of 1995, consolidated net interest revenue was $1,304 million compared with $1,143 million for the same period in 1994. Consolidated net interest margin in the third quarter of 1995 was 4.39% compared with 4.34% in the third quarter of 1994. For the first nine months of 1995, consolidated net interest margin was 4.48% compared with 4.05% for the first nine months of 1994.

  The following table presents a summary of net interest revenue, on a fully taxable equivalent basis, and related average earning asset balances and net interest margins for United States and International Operations:

                                                                         CHANGE
                                                        1995     1994    AMOUNT
   QUARTERS ENDED SEPTEMBER 30                         -------  -------  ------
                                                       (DOLLARS IN MILLIONS)
   UNITED STATES OPERATIONS:
     Net interest revenue............................. $   323  $   319  $    4
     Average loans and lease financing................  23,730   23,431     299
     Average earning assets...........................  28,888   28,710     178
     Net interest margin..............................    4.43%    4.41%    .02%
   INTERNATIONAL OPERATIONS:
     Net interest revenue............................. $   118  $   106  $   12
     Average loans and lease financing................   7,895    6,931     964
     Average earning assets...........................  10,979   10,136     843
     Net interest margin..............................    4.27%    4.15%    .12%
   CONSOLIDATED:
     Net interest revenue............................. $   441  $   425  $   16
     Average loans and lease financing................  31,625   30,362   1,263
     Average earning assets...........................  39,867   38,846   1,021
     Net interest margin..............................    4.39%    4.34%    .05%
                                                                         CHANGE
                                                        1995     1994    AMOUNT
   NINE MONTHS ENDED SEPTEMBER 30                      -------  -------  ------
                                                       (DOLLARS IN MILLIONS)
   UNITED STATES OPERATIONS:
     Net interest revenue............................. $   975  $   893  $   82
     Average loans and lease financing................  23,195   22,720     475
     Average earning assets...........................  28,340   28,071     269
     Net interest margin..............................    4.60%    4.25%    .35%
   INTERNATIONAL OPERATIONS:
     Net interest revenue............................. $   329  $   250  $   79
     Average loans and lease financing................   7,702    6,646   1,056
     Average earning assets...........................  10,608    9,679     929
     Net interest margin..............................    4.15%    3.46%    .69%
   CONSOLIDATED:
     Net interest revenue............................. $ 1,304  $ 1,143  $  161
     Average loans and lease financing................  30,897   29,366   1,531
     Average earning assets...........................  38,948   37,750   1,198
     Net interest margin..............................    4.48%    4.05%    .43%

  Both domestic and international operations contributed to the improvements in net interest revenue and margin from the third quarter and first nine months of 1994.

  Domestic net interest revenue for the third quarter and first nine months of 1995 increased $4 million and $82 million, respectively, from the third quarter and first nine months of 1994, while domestic margin increased 2 basis points in the quarterly comparison and 35 basis points in the nine-month comparison. Domestic net interest revenue and margin increased from the 1994 periods mainly due to increases and favorable mix changes in average earning assets, including a reduction in lower-yielding treasury assets and an increase in higher-yielding loans and leases. Volume increases included average consumer-related loan growth of approximately $1.0 billion and $1.3 billion from the third quarter and first nine months of 1994, respectively, reflecting growth of the Corporation's Fidelity Acceptance Corporation unit's consumer loan portfolio and the effects of the acquisitions of Pioneer, BankWorcester, Ganis and Century. Partially offsetting this growth were reductions in the average commercial loan portfolios, particularly real estate, from the 1994 periods, partly due to the divestitures of the Corporation's Maine and Vermont banking subsidiaries. In the quarterly comparisons of domestic net interest revenue and margin, the favorable effects of volume increases and mix changes were partially offset by a cumulative adjustment to the Corporation's leveraged lease revenue, resulting from changes in the Massachusetts income tax rate, and by narrower spreads, mainly due to higher deposit costs in 1995. In the nine-month comparisons, net interest revenue and margin also benefited from wider spreads, as increases in rates on earning assets generally outpaced rate increases on interest-bearing liabilities.

  International net interest revenue and margin increased $12 million and 12 basis points, respectively, in the quarterly comparisons, and $79 million and 69 basis points, respectively, in the nine-month comparisons. Compared to the 1994 periods, international net interest revenue and margin benefited from wider spreads as well as increases in average earning assets, including a shift in mix to higher-yielding loans from lower-yielding treasury assets. The increase in spreads was, in part, due to the effects of positions taken by the Corporation in Latin America which enabled the Corporation to benefit from prevailing interest rates. International volume growth included increases of approximately $600 million and $700 million in average loans and leases in Argentina from the third quarter and first nine months of 1994, respectively. The favorable effects of wider spreads, volume increases and mix changes were partially offset by the absence of approximately $20 million of revenue recognized in the third quarter of 1994 from Brazilian operations, which resulted from the Corporation successfully positioning itself to take advantage of interest rate movements during the initial phase of Brazil's new economic program implemented on July 1, 1994.

  As compared to the second quarter of 1995, consolidated net interest revenue increased $5 million due to a $700 million increase in average loans and leases, primarily from the domestic consumer-related and international portfolios, offset, in part, by a 10 basis point decline in net interest margin. The lower margin reflects the cumulative leveraged lease adjustment and narrower spreads from domestic and Argentine operations, partially offset by wider spreads from Brazilian and Chilean operations. The Corporation expects there could be continued pressure on margin. Future levels of net interest revenue and margin will continue to be affected by competitive pricing pressure on retail deposits, loans and other products; developments in the economic and political situations in Argentina and Brazil and in other countries where the Corporation does business; the current interest rate environment; and other factors.

                          PROVISION FOR CREDIT LOSSES

  The provision for credit losses reflects management's assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions.

  The provision for credit losses was $45 million for the quarter ended September 30, 1995, compared with $25 million for the same period in 1994, and $40 million for the quarter ended June 30, 1995. For the first nine months of 1995, the provision for credit losses was $175 million, including a special provision of $50 million in the first quarter reflecting management's intent to strengthen further the Corporation's loan loss reserve, compared with $95 million for the first nine months of 1994. The level of the provision for credit losses in the first nine months of 1994 reflected, in part, the effect of transferring certain lower quality real estate exposure to an accelerated disposition portfolio in the first quarter of 1994.

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

NONINTEREST INCOME

                                                THIRD QUARTER     NINE MONTHS
                                               ---------------- ----------------
                                               1995 1994 CHANGE 1995 1994 CHANGE
                                               ---- ---- ------ ---- ---- ------
                                                         (IN MILLIONS)
   Financial service fees..................... $118 $104  $14   $337 $291  $ 46
   Trust and agency fees......................   58   51    7    168  148    20
   Trading profits and commissions............    7   11   (4)    14   16    (2)
   Securities portfolio gains, net............    1    1           7   11    (4)
   Mezzanine/venture capital profits, net.....   25    9   16     65   27    38
   Foreign exchange trading profits, net......   15   11    4     43   31    12
   Other income...............................   25   15   10     69   78    (9)
                                               ---- ----  ---   ---- ----  ----
     Subtotal.................................  249  202   47    703  602   101
   Gain from sales of businesses..............                    75   27    48
                                               ---- ----  ---   ---- ----  ----
     Total.................................... $249 $202  $47   $778 $629  $149
                                               ==== ====  ===   ==== ====  ====

  Noninterest income before gains from sales of businesses grew $47 million and $101 million from the third quarter and first nine months of 1994, respectively. Changes in financial service fee categories are detailed below. The improvement in trust and agency fees from both prior periods mainly reflected higher fees from the Brazilian mutual fund business, as the total funds under management increased to $2.1 billion at September 30, 1995, from $1.0 billion a year ago, and from the domestic stock transfer business, which was spun off into a joint venture effective in October 1995. Trading account profits were down from the third quarter of 1994, which benefited from an unusually high level of profits from international securities trading. Mezzanine/venture capital profits showed improvement in both prior period comparisons as a result of a high level of sales activity. Foreign exchange profits were higher compared with prior periods as increases were posted by international and domestic treasury operations.

  The increase in other income from the third quarter of 1994, included higher gains from the sale of mortgage servicing rights, while the decline from the first nine months of 1994 was due, in part, to the absence of net gains recorded during the first quarter of 1994 from the sale of securities originally acquired in connection with loan restructurings. Other income in the third quarter of 1994 included $15 million of exchange rate-related profits stemming from the strengthening of Brazil's currency against the U.S. dollar subsequent to the implementation of that country's new economic program. In addition, other income in the third quarter of last year included the effect of approximately $15 million of charges associated with certain investments, including investments in foreign equity subsidiaries and writedowns of domestic investments acquired in connection with loan restructurings.

  Gains from sales of businesses included the first quarter of 1995 sale of the Corporation's Maine and Vermont banking subsidiaries for a pre-tax gain of $75 million ($30 million after-tax) and the first quarter of 1994 sale of its United States factoring business for a gain of $27 million ($15 million after-tax).

FINANCIAL SERVICE FEES

                                                THIRD QUARTER     NINE MONTHS
                                               ---------------- ----------------
                                               1995 1994 CHANGE 1995 1994 CHANGE
                                               ---- ---- ------ ---- ---- ------
                                                         (IN MILLIONS)
   Deposit fees............................... $ 29 $ 32  $(3)  $ 88 $ 93  $(5)
   Letter of credit and acceptance fees.......   18   17    1     53   44    9
   Net mortgage servicing fees................   22   16    6     70   40   30
   Loan-related fees..........................   20   15    5     50   44    6
   Other......................................   29   24    5     76   70    6
                                               ---- ----  ---   ---- ----  ---
     Total.................................... $118 $104  $14   $337 $291  $46
                                               ==== ====  ===   ==== ====  ===

  Financial service fees increased $14 million from the third quarter of 1994 and $46 million from the first nine months of 1994. The growth in loan-related and other financial service fees is mainly driven by higher syndication and advisory fees, reflecting the Corporation's increased emphasis on the capital markets business. Letter of credit and acceptance fees increased compared with the prior year periods due to a higher volume of business. Deposit fees declined compared to the 1994 periods mainly resulting from the sales of the Corporation's Maine and Vermont banking subsidiaries.

  The increase in net mortgage servicing fee income reflected the growth in the average servicing portfolio to approximately $39 billion during the third quarter of 1995, from approximately $34 billion during the third quarter of 1994. Also contributing to the change in net mortgage servicing fee income in the nine-month comparison were profits from contracts used to manage prepayment risk of the servicing portfolio partially offset by the impact of changing interest rates on amortization of the servicing assets.

                              NONINTEREST EXPENSE

  The following tables set forth the components of noninterest expense.

NONINTEREST EXPENSE

                                           THIRD QUARTER       NINE MONTHS
                                          ---------------- --------------------
                                          1995 1994 CHANGE  1995   1994  CHANGE
                                          ---- ---- ------ ------ ------ ------
                                                      (IN MILLIONS)
   Employee costs........................ $233 $207  $26   $  670 $  600  $70
   Occupancy & equipment.................   61   59    2      180    171    9
   Professional fees.....................   13   16   (3)      36     41   (5)
   Other.................................   84   85   (1)     276    246   30
                                          ---- ----  ---   ------ ------  ---
     Noninterest expense, before
      acquisition-related charges and
      OREO costs.........................  391  367   24    1,162  1,058  104
   Acquisition-related charges...........         5   (5)             21  (21)
   OREO costs............................    2    6   (4)       6     18  (12)
                                          ---- ----  ---   ------ ------  ---
     Total............................... $393 $378  $15   $1,168 $1,097  $71
                                          ==== ====  ===   ====== ======  ===

  Noninterest expense, before acquisition-related charges and OREO costs, was $391 million in the third quarter of 1995, compared with $367 million in the third quarter of 1994, and $1,162 million in the first nine months of 1995, compared with $1,058 million in the first nine months of 1994.

  Compared with the 1994 periods, the growth in noninterest expense reflected increases in the Corporation's Latin American and personal banking businesses, two businesses which the Corporation has been expanding. In addition, the increase in employee costs included the effect of higher merit increases and higher levels of incentive compensation, including stock awards made to senior management under a plan tied to the Corporation's common stock price. Nonemployee costs increased due, in part, to higher levels of advertising and travel expense, including spending on key business initiatives and the promotion of new products. Partially offsetting these higher costs were lower professional fees and declines in FDIC insurance premiums of $14 million and $16 million from the third quarter and first nine months of 1994, respectively, reflecting a reduction by the FDIC in its assessment rate retroactive to the month of June 1995. In addition, the 1995 periods reflected increased amortization of goodwill stemming from the Corporation's 1994 acquisitions, and the absence of a property tax rebate in the current year. The decline in OREO costs was primarily due to lower valuation adjustments.

  In connection with its acquisitions of BankWorcester and Pioneer, the Corporation recorded $21 million in acquisition-related charges comprised principally of severance costs and estimated costs to consolidate facilities and operations. A majority of the costs associated with these acquisitions were incurred through June 30, 1995.

                           PROVISION FOR INCOME TAXES

  The provision for income taxes was $110 million and $99 million for the third quarter of 1995 and 1994, respectively, representing an effective tax rate of 44%. For the first nine months of 1995, the provision for income taxes was $335 million, including $45 million associated with the $75 million gain on the sales of the Corporation's Maine and Vermont banking subsidiaries. The high level of tax associated with the gain on the sales of Maine and Vermont reflected the lower tax bases in these investments as a result of $35 million of non-tax deductible goodwill relating to these subsidiaries. Excluding this gain and related tax provision, the Corporation's effective tax rate in the first nine months of 1995 was 44%, the same rate as in the first nine months of 1994.

  During the third quarter of 1995, the Massachusetts Legislature passed into law a bill to reduce the state income tax rate for banks from 12.5% to 10.5% over the next five years and to permit apportionment of a bank's taxable income. Additionally, the third quarter of 1995 reflected the Corporation's favorable settlement on an outstanding Massachusetts tax matter relating to income earned on certain securities. The rate and apportionment changes necessitated the revaluation of the Corporation's Massachusetts banking subsidiary's net deferred tax assets, which offset the favorable effects on the provision of the rate reduction, the apportionment change, and the settlement. This resulted in the effective tax rate remaining the same as in the 1994 periods.

                              FINANCIAL CONDITION
                              -------------------

                           CONSOLIDATED BALANCE SHEET

  At September 30, 1995, the Corporation's total assets were $46.1 billion, an increase of $1.5 billion from December 31, 1994. Loans and leases grew by over $680 million due to higher levels of domestic consumer-related and Latin American loans partially offset by the decline in loans resulting from the sales of the Maine and Vermont banking subsidiaries during the first quarter of 1995. Domestic deposits declined approximately $400 million resulting from a $1.3 billion decrease in deposits from the sales of the Maine and Vermont banking subsidiaries offset, in part, by approximately $900 million of deposit inflows from a new retail product which was first offered in the second quarter of 1995. The reduction in deposits from overseas was related to a shift in funding from Eurodollar deposits to term federal funds purchased during the first quarter. Funds borrowed increased approximately $2.4 billion from December 31, 1994, mainly as a result of the aforementioned shift to term federal funds and increased borrowings of $1.2 billion under The First National Bank of Boston's medium-term bank note program. Notes payable declined by $110 million due to the conversion into common stock of $94 million of the Corporation's subordinated debt in the first quarter of 1995, and the redemption of $150 million of its subordinated debt in the third quarter of 1995. This was partially offset by new issuances of debt during the third quarter of 1995.

                       RECENT ACCOUNTING PRONOUNCEMENTS

  In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable.

  In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that rights to service mortgage loans originated for sale be recognized as separate assets either upon origination (if a definitive plan to sell the loans and retain the rights exists) or upon sale of the loans based on the relative fair values of the rights and loans, similar to purchased mortgage servicing rights. This Statement also requires that mortgage servicing rights be assessed for impairment based on the fair value of those rights.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement encourages, but does not require, adoption of a fair value-based accounting method for stock-based compensation arrangements which would supercede the provisions of Accounting Principles Board Opinion No. 25 (Opinion No. 25), "Accounting for Stock Issued to Employees." An entity may continue to apply Opinion No. 25 provided the entity discloses its pro forma net income and earnings per share as if the fair value-based method had been applied in measuring compensation cost.

  These Statements, which are effective January 1, 1996, are not expected to have a material effect on the Corporation's financial statements.

                             LIQUIDITY MANAGEMENT

  At September 30, 1995, the Corporation's level of liquid assets, which primarily consist of interest bearing deposits in other banks, federal funds sold and resale agreements, money market loans and unencumbered U.S. Treasury and government agency securities, stood at $5.2 billion, compared with $4.6 billion at December 31, 1994. The Corporation continues to have access to funds at market rates, and earlier this year it received upgrades of its long-term debt from three major rating agencies. Management considers overall liquidity at September 30, 1995 to be adequate to meet current obligations, support its expectations for future changes in asset and liability levels and carry on normal operations.

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

  These methodologies are designed to isolate the effects of market changes in interest rates on the Corporation's existing positions and they exclude the effects from other factors, such as competitive pricing considerations, future changes in asset and liability mix, and other management actions. Therefore, these methodologies are not by themselves measures of future levels of net interest revenue. As discussed in the Net Interest Revenue section above, the Corporation's domestic margin has been impacted by competitive pressures which have increased domestic deposit costs and correspondingly reduced domestic spreads.

  In terms of the effect from market changes in interest rates at September 30, 1995, the Corporation maintained a modest risk position to benefit from future increases in domestic interest rates over the next twelve months. As a result, the U.S. dollar denominated net interest revenue at risk based on a gradual 200 basis point adverse movement in market rates over a one-year period was approximately $13 million or less than 1% of annualized net interest revenue at September 30, 1995, which compared to $11 million at December 31, 1994.

  While the Corporation is positioned to benefit from an increase in interest rates in the short term, it would benefit from a decline in rates over the long term as measured by its market value sensitivity at risk. The Corporation's market value sensitivity at risk to an adverse 100 basis point interest rate shock was $83 million or 1.5% of risk-based capital. At December 31, 1994, these measures were essentially neutral. The change in the market value sensitivity at risk from December 31, 1994, is mainly due to a change in the Corporation's balance sheet mix, including an increase in fixed rate assets, such as securities and consumer loans.

  The level of both net interest revenue and market value sensitivity at risk were within ALCO limits, which remain unchanged from the limits in place at December 31, 1994. The level of future interest rate risk positions can be changed quickly through the use of derivatives and/or balance sheet instruments.

  The Corporation utilizes a variety of financial instruments to manage interest rate risk, including derivatives. The Corporation routinely uses non-leveraged rate-related derivative instruments, primarily interest rate swaps, options and futures, as part of its asset and liability management practices. These derivatives provide the Corporation with significant flexibility in managing its interest rate risk exposure by allowing it to respond quickly to changes in market conditions while minimizing the impact on balance sheet leverage. All derivative activities are managed on a comprehensive basis, are included in the overall income and market value at risk measures and limits described above, and are subject to credit standards similar to those applied to balance sheet exposures.

  Additional information with respect to the Corporation's interest rate risk management process is included on pages 50 and 51 of the Corporation's Annual Report to Stockholders, which is incorporated by reference in its 1994 Annual Report on Form 10-K.

  As detailed in the table below, the fair value of interest rate derivatives increased from December 31, 1994, which resulted in a decline in the unrecognized loss from $140 million at December 31, 1994, to $7 million at September 30, 1995. The change in the fair value of this portfolio reflects the effect of changes in interest rates during 1995, coupled with a lower level of derivatives outstanding. The decline in the notional amount of derivatives was due, in part, to the increase in balance sheet items, such as securities, used as part of the Corporation's asset and liability management strategy. Since these derivatives are used as part of the overall management of the Corporation's domestic interest rate risk, changes in the fair value of this portfolio are considered within the Corporation's overall domestic interest rate risk exposure.

  In response to the interest rate environment prevailing during the second and third quarters of 1995, the Corporation terminated $5.5 billion of interest rate futures and $0.4 billion of interest rate swaps that were part of the domestic asset and liability management portfolio. These contracts were linked to short-term liabilities. The termination of these contracts resulted in a net loss of $16.6 million that is being amortized into net interest revenue as an adjustment to short-term liability yields over the remainder of the period being managed.

  The following is a summary of interest rate derivatives and foreign exchange contracts included in the Corporation's asset and liability management portfolio.

                                               FAIR VALUE(1)(2)     UNRECOGNIZED
                                      NOTIONAL -------------------     GAIN/
                                       AMOUNT  ASSET    LIABILITY    (LOSS)(3)
                                      -------- -------  ----------  ------------
                                                   (IN MILLIONS)
SEPTEMBER 30, 1995
Interest rate contracts(1):
  Futures and forwards............... $13,738       $ 2                $ (68)
  Interest rate swaps................   5,470        36   $     40        21
  Interest rate options(4):
    Purchased........................   2,231        37                   40
    Written or sold..................      45
                                      -------   -------   --------     -----
Total interest rate contracts........ $21,484       $75   $     40     $  (7)
                                      =======   =======   ========     =====
Foreign exchange contracts(1):
  Spot and forward contracts......... $ 1,953       $ 6   $      7     $  (2)
                                      =======   =======   ========     =====
DECEMBER 31, 1994
Interest rate contracts(1):
  Futures and forwards............... $16,566   $     1                $  36
  Interest rate swaps................   3,721        19       $225      (208)
  Interest rate options:
    Purchased........................   7,709        39                   49
    Written or sold..................   6,125                   19       (17)
                                      -------   -------   --------     -----
Total interest rate contracts........ $34,121       $59       $244     $(140)
                                      =======   =======   ========     =====
Foreign exchange contracts(1):
  Spot and forward contracts......... $   604   $     2   $      5     $  (4)
                                      =======   =======   ========     =====

--------
(1) Contracts under master netting agreements are shown on a net basis.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. In certain cases, instruments such as futures, are subject to daily cash settlements; as such, the fair value of these instruments is zero. The credit exposure of interest rate derivatives and foreign exchange contracts is represented by the fair value of contracts reported in the "Asset" column.
(3) Unrecognized gain or loss represents the amount of gain or loss, based on fair value, that has not been recognized in the income statement at the balance sheet date. Such amounts are recognized as an adjustment of yield over the period being managed. Included in unrecognized gains or losses are gains or losses from contracts which have been terminated. At September 30, 1995 there were $41 million of unrecognized gains and $39 million of unrecognized losses that are being amortized to net interest revenue over a weighted average period of 33 months and 37 months, respectively. At December 31, 1994, there were unrecognized gains of $35 million that were being amortized to net interest revenue over a weighted average period of 14 months.
(4) Includes contracts used to manage prepayment risk related to the Corporations's mortgage servicing portfolio. The results of such contracts are included in net mortgage servicing fees and are discussed above under the caption "Financial Service Fees."

  The following table summarizes the remaining maturity of interest rate derivative financial instruments entered into for asset and liability management purposes as of September 30, 1995:

                           MATURITY
                             1995    1996    1997   1998  1999  2000+    TOTAL
                           -------- ------  ------  ----  ----  ------  -------
                                        (DOLLARS IN MILLIONS)
Interest Rate Swaps
Domestic:
Receive fixed rate
 swaps(1)
  Notional amount........   $   90  $  381  $  171  $ 60        $1,840  $ 2,542
  Weighted average
   receive rate..........     8.59%   6.15%   9.01% 5.61%         6.22%    6.47%
  Weighted average pay
   rate..................     5.89%   5.88%   5.90% 5.91%         5.89%    5.89%
Pay fixed rate swaps(1)
  Notional amount........           $   84  $   57  $ 35  $ 45  $  103  $   324
  Weighted average
   receive rate..........             5.75%   5.98% 6.19% 6.05%   5.99%    5.96%
  Weighted average pay
   rate..................             6.92%   7.95% 8.70% 7.36%   7.11%    7.41%
Basis swaps(2)
  Notional amount........           $1,114                      $   50  $ 1,164
  Weighted average
   receive rate..........             5.89%                       6.21%    5.90%
  Weighted average pay
   rate..................             6.02%                       5.95%    6.02%
                            ------  ------  ------  ----  ----  ------  -------
Total Domestic Interest
 Rate Swaps:
  Notional amount........   $   90  $1,579  $  228  $ 95  $ 45  $1,993  $ 4,030
  Weighted average
   receive rate(3).......     8.59%   5.95%   8.25% 5.82% 6.05%   6.21%    6.26%
  Weighted average pay
   rate(3)...............     5.89%   6.03%   6.41% 6.93% 7.36%   5.95%    6.05%
Total International
 Interest Rate Swaps
 Notional Amount(4)......   $1,111  $  329                              $ 1,440
                            ------  ------  ------  ----  ----  ------  -------
Total Consolidated
 Interest Rate Swaps
 Notional Amount.........   $1,201  $1,908  $  228  $ 95  $ 45  $1,993  $ 5,470
                            ------  ------  ------  ----  ----  ------  -------
Other Derivative Products
 Futures and forwards(5).    5,008   6,430   2,300                       13,738
Interest rate options:
  Purchased..............    1,685     382      40    81    43            2,231
  Sold...................               45                                   45
                            ------  ------  ------  ----  ----  ------  -------
Total Consolidated
 Notional Amount.........   $7,894  $8,765  $2,568  $176  $ 88  $1,993  $21,484
                            ======  ======  ======  ====  ====  ======  =======

--------
(1) Of the receive fixed swaps, $1 billion were linked to floating rate loans, and the remainder principally to fixed rate notes payable. Of the swaps linked to notes payable, approximately $1 billion are scheduled to mature in 2000 and thereafter.
(2) Basis swaps represent swaps where both the pay rate and receive rate are floating rates. The majority of the basis swaps are linked to loans.
(3) The majority of the Corporation's interest rate swaps accrue at LIBOR (London Interbank Offered Rate). In arriving at the variable weighted average receive and pay rates, LIBOR rates in effect as of September 30, 1995 have been implicitly assumed to remain constant throughout the term of the swap. Future changes in LIBOR rates would affect the variable rate information disclosed.
(4) The majority of the international portfolio is comprised of swaps from the Corporation's Brazilian operation with a weighted average maturity of less than 51 days. These swaps typically include the exchange of floating rate indices which are limited to the Brazilian market.
(5) The majority of the futures and forwards used by the Corporation are linked to funds borrowed, other exchange-traded instruments and mortgages held for sale. The reference instruments for these contracts are mainly Eurodollar deposits and U.S. Treasury notes.

  Derivatives not used in the asset and liability management portfolio are included in the derivatives trading portfolio. The primary focus of the Corporation's derivatives trading activities is related to providing risk management products to its customers. Net trading gains (losses) from interest rate derivatives for the quarter and nine months ended September 30, 1995 were ($0.3) million and $3.3 million, respectively, and for the quarter and nine months ended September 30, 1994 were $3.0 million and $6.5 million, respectively. Net trading gains from foreign exchange activities for the quarter and nine months ended September 30, 1995 were $15 million and $43 million, respectively, and for the quarter and nine months ended September 30, 1994 were $11 million and $31 million, respectively.

  The following is a summary of the Corporation's notional amounts and fair values of interest rate derivatives and foreign exchange contracts included in its trading portfolio. Detailed information about the maturity profiles of trading instruments is not provided since these instruments may be traded at any time.

                                                        TRADING PORTFOLIO
                                                 -------------------------------
                                                                     AVERAGE
                                                  FAIR VALUE(2)   FAIR VALUE(3)
                                        NOTIONAL --------------- ---------------
                                         AMOUNT  ASSET LIABILITY ASSET LIABILITY
                                        -------- ----- --------- ----- ---------
                                                     (IN MILLIONS)
SEPTEMBER 30, 1995
Interest rate contracts(1):
  Futures and forwards................. $25,475
  Interest rate swaps..................   7,065  $ 69    $  46   $ 69    $ 45
  Interest rate option:
    Written or sold....................   3,971              7             10
    Purchased..........................   3,401     9              17
                                        -------  ----    -----   ----    ----
Total interest rate contracts.......... $39,912  $ 78    $  53   $ 86    $ 55
                                        =======  ====    =====   ====    ====
Foreign exchange contracts(1):
  Spot and forward contracts........... $16,609  $255     $235   $285    $275
  Options written or sold..............     902             26             20
  Options purchased....................     864    26              20
                                        -------  ----    -----   ----    ----
Total foreign exchange contracts....... $18,375  $281     $261   $305    $295
                                        =======  ====    =====   ====    ====
DECEMBER 31, 1994
Interest rate contracts(1):
  Futures and forwards................. $17,257
  Interest rate swaps..................  12,604  $ 75    $  40   $ 92    $ 45
  Interest rate options:
    Written or sold....................   5,639             36             31
    Purchased..........................   4,251    55              45
                                        -------  ----    -----   ----    ----
Total interest rate contracts.......... $39,751  $130    $  76   $137    $ 76
                                        =======  ====    =====   ====    ====
Foreign exchange contracts(1):
  Spot and forward contracts........... $17,142  $172    $ 186   $233    $244
  Options written or sold..............     753              9             13
  Options purchased....................     811     8              11
                                        -------  ----    -----   ----    ----
Total foreign exchange contracts....... $18,706  $180     $195   $244    $257
                                        =======  ====    =====   ====    ====

--------
(1) Contracts under master netting agreements are shown on a net basis.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. In certain cases, contracts such as futures and forwards, are subject to daily cash settlements; as such, the fair value of these instruments is zero.
(3) Average fair value represents averages for third quarter 1995 and fourth quarter 1994.

  Additional information on the Corporation's derivative products, including accounting policies, is provided in Notes 1 and 21 to the Financial Statements in the Corporation's 1994 Annual Report to Stockholders, which is incorporated by reference in its 1994 Annual Report on Form 10-K.

                                    CAPITAL

  The Corporation's Tier 1 and total capital ratios were 7.8% and 12.6%, respectively, at September 30, 1995, compared with 7.0% and 12.2%, respectively, at December 31, 1994. The Corporation's leverage ratio at September 30, 1995 was 7.3% compared with 6.5% at December 31, 1994. The improvement in these ratios reflected the impact of current year earnings and the sales of the Maine and Vermont banking subsidiaries, which resulted in a lower level of risk adjusted assets and the removal of $35 million of goodwill from the Corporation's balance sheet. In addition, the Corporation's Tier 1 capital ratio benefited from the conversion of $94 million of the Corporation's convertible subordinated debt during the first quarter into common stock. The redemption of $150 million of subordinated debt in the third quarter partially offset the improvement in the total capital ratio. The redemption and conversion of subordinated debt is more fully discussed in Note 7 to the Financial Statements.

  As of September 30, 1995, the capital ratios of the Corporation and all of its banking subsidiaries exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The capital categories of the Corporation's banking subsidiaries are determined solely for purposes of applying FDICIA's provisions and, accordingly, such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's banking subsidiaries.

  In October 1995, the Board of Directors declared a quarterly common dividend of $.37 per share, payable on November 24, 1995. The payment and level of future common dividends will continue to be determined by the Board of Directors based on the Corporation's financial condition, recent earnings history and other factors.

                                CREDIT PROFILE

  The segments of the lending portfolio are as follows:

                                   SEPT. 30  JUNE 30  MARCH 31  DEC. 31  SEPT. 30
                                     1995     1995      1995     1994      1994
                                   --------  -------  --------  -------  --------
                                                 (IN MILLIONS)
Domestic:
  Commercial, industrial and
   financial...................... $11,789   $11,907  $11,684   $11,805  $11,987
  Commercial real estate:
    Construction..................     412       327      355       354      464
    Other.........................   2,303     2,489    2,645     3,141    3,110
                                   -------   -------  -------   -------  -------
      Total commercial real
       estate.....................   2,715     2,816    3,000     3,495    3,574
  Real estate loans secured by
   1-4 family residential
   properties.....................   4,978     4,752    4,635     5,004    4,878
  Loans to individuals............   3,131     2,834    2,603     2,462    2,373
  Lease financing.................   1,373     1,356    1,350     1,366    1,312
  Unearned income.................    (216)     (211)    (216)     (216)    (199)
                                   -------   -------  -------   -------  -------
                                    23,770    23,454   23,056    23,916   23,925
                                   =======   =======  =======   =======  =======
International:
  Loans and lease financing, net
   of unearned income.............   7,921     7,934    7,383     7,089    6,956
                                   -------   -------  -------   -------  -------
      Total loan and lease
       financing.................. $31,691   $31,388  $30,439   $31,005  $30,881
                                   =======   =======  =======   =======  =======

  The decline in domestic loans and leases from December 31, 1994, reflected a $1.2 billion reduction from the sales of the Maine and Vermont banking subsidiaries, of which approximately $500 million was related to commercial real estate loans. Excluding these sales, domestic loans and leases grew approximately $1.1 billion primarily due to higher levels of consumer-related loans. The international portfolio increased by $832 million principally due to ongoing growth in the Latin American, particularly Argentine, portfolios. A further discussion of the Argentine and Brazilian operations is included under the caption "Emerging Markets Countries."

  The Corporation's domestic commercial real estate loans amounted to $2.7 billion at September 30, 1995 and $3.5 billion at December 31, 1994. Approximately 70 of these loans were collateralized by properties located in New England at September 30, 1995 and December 31, 1994.

  The Corporation's total loan portfolio at September 30, 1995 and December 31, 1994 included $1.3 billion of highly leveraged transaction (HLT) loans to 103 and 84 customers, respectively. The average HLT loan size was $13 million at September 30, 1995 and $15 million at December 31, 1994. The amount of unused commitments for HLTs at September 30, 1995 was $507 million compared with $653 million at December 31, 1994. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At September 30, 1995, there were no HLT loans on nonaccrual status compared with approximately $0.4 million at December 31, 1994. There were recoveries from the HLT portfolio of $4.2 million during the third quarter and first nine months of 1995, compared with net credit losses from the HLT portfolio of $1.0 million and $4.0 million during the third quarter and first nine months of 1994, respectively. The Corporation does not currently anticipate a substantial increase in HLT lending over the September 30, 1995 level.

  A discussion of the Corporation's real estate and HLT lending activities and policies is included on pages 38 through 41 of its 1994 Annual Report to Stockholders, which is incorporated by reference in its 1994 Annual Report on Form 10-K.

                           NONACCRUAL LOANS AND OREO

  The details of consolidated nonaccrual loans and OREO are as follows:

                                     SEPT. 30 JUNE 30 MARCH 31 DEC. 31 SEPT. 30
                                       1995    1995     1995    1994     1994
                                     -------- ------- -------- ------- --------
                                               (DOLLARS IN MILLIONS)
Domestic:
  Commercial, industrial and
   financial........................   $105    $106     $111    $113     $119
  Commercial real estate:
    Construction....................     23      16       20      13       18
    Other...........................     82      85       97     106      119
                                       ----    ----     ----    ----     ----
      Total commercial real estate..    105     101      117     119      137
  Real estate loans secured by 1-4
   family residential properties....     46      45       44      44       35
  Loans to individuals..............     30      21       22      24       15
                                       ----    ----     ----    ----     ----
                                        286     273      294     300      306
                                       ----    ----     ----    ----     ----
International.......................     69      66       57      65       71
                                       ----    ----     ----    ----     ----
      Total nonaccrual loans........    355     339      351     365      377
OREO................................     62      78       71      76       93
                                       ----    ----     ----    ----     ----
      Total.........................   $417    $417     $422    $441     $470
                                       ====    ====     ====    ====     ====
Nonaccrual loans and OREO as a per-
 cent of related asset categories...    1.3%    1.3%     1.4%    1.4%     1.5%

  The decline in nonaccrual loans and OREO from December 31, 1994, included a $27 million reduction from the sales of the Corporation's Maine and Vermont banking subsidiaries that were completed early in the first quarter of 1995. The level of nonaccrual loans and OREO is influenced by the economic environment, interest rates, the regulatory environment and other internal and external factors. As such, no assurance can be given as to future levels of nonaccrual loans and leases and OREO.

  During 1994, the Corporation transferred certain of its lower quality real estate exposures, including a portion which was on nonaccrual status, to an accelerated disposition portfolio (ADP). During the first quarter of 1995, the Corporation disposed of substantially all its ADP assets, which totaled $118 million at December 31, 1994.

                           RESERVE FOR CREDIT LOSSES

  The reserve for credit losses at September 30, 1995 was $704 million, or 2.22%, of outstanding loans and leases, compared with $680 million or 2.19%, at December 31, 1994. The reserve for credit losses was 198% of nonaccrual loans and leases at September 30, 1995, compared with 186% at December 31, 1994. During the first quarter of 1995, the Corporation implemented Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." These Statements affect the evaluation of the reserve for credit losses and require that impaired loans be evaluated based on the present value of expected future cash flows or the fair value of the collateral, as applicable. The adoption of these new Statements, which is more fully discussed in Note 6 to the Financial Statements, did not have a significant effect on the Corporation's financial statements.

  Net credit losses were $39 million for the third quarter of 1995, and $125 million for the first nine months of 1995. This compares with $32 million for the third quarter of 1994, and $94 million for the first nine months of 1994, excluding $119 million of first quarter 1994 writedowns in connection with the accelerated disposition portfolio. As a percentage of average loans and leases on an annualized basis, net credit losses were .49% in the third quarter of 1995, compared with .57% for the second quarter of 1995, and .42% for the third quarter of 1994. The increase in net credit losses from the 1994 nine-month period was mainly due to higher international credit losses, principally resulting from the Argentine consumer portfolio and a charge-off of an Australian credit, and higher domestic commercial and industrial credit losses. In addition, there was an overall lower level of recoveries.

  Net credit losses are as follows:

                                                    THIRD QUARTER   NINE MONTHS
                                                    --------------  -------------
                                                     1995    1994   1995   1994*
                                                    ------  ------  ------ ------
                                                          (IN MILLIONS)
     Domestic:
       Commercial, industrial and financial........ $    6  $    6  $   24    $10
       Commercial real estate......................      5       7      25     25
       Consumer-related loans:
         Secured by 1-4 family residential
          properties...............................      5       2      12      7
         Other.....................................     11      10      29     30
                                                    ------  ------  ------  -----
                                                        27      25      90     72
                                                    ------  ------  ------  -----
     International.................................     12       7      35     22
                                                    ------  ------  ------  -----
           Total...................................    $39     $32    $125    $94
                                                    ======  ======  ======  =====

--------
* Excludes credit losses in connection with assets transferred to the accelerated disposition portfolio.

                           CROSS-BORDER OUTSTANDINGS

  At September 30, 1995 and December 31, 1994, total cross-border outstandings represented 15% of consolidated total assets. Cross-border outstandings to emerging market countries were approximately 9% for both periods. In accordance with bank regulatory rules, cross-border outstandings are amounts payable to the Corporation in U.S. dollars or other non-local currencies plus amounts payable in local currency but funded with U.S. dollars or other non-local currencies. Excluded from cross-border outstandings for a given country are:

  . Local currency assets funded with U.S. dollars or other non-local currency where the provider of funds agrees that, in the event their claim cannot be repaid in the designated currency due to currency exchange restrictions in a given country, they will either accept payment in local currency or wait to receive the non-local currency until such time as it becomes available. At September 30, 1995, such transactions related to emerging markets countries totaled $1.2 billion compared with $0.9 billion at December 31, 1994.

  . Local currency outstandings funded with local currency.

  . U.S. dollar or other non-local currency outstandings reallocated as a result of external guarantees and cash collateral

  . U.S. dollar or other non-local currency outstandings reallocated as result of insurance contracts, primarily issued by United States government agencies

  Cross-border outstandings in countries which individually amounted to 1.0% or more of consolidated total assets at September 30, 1995 and December 31, 1994, were approximately as follows:

                                             CONSOLIDATED PERCENTAGE OF
                         PUBLIC BANKS OTHER     TOTAL     TOTAL ASSETS  COMMITMENTS(2)
                         ------ ----- ------ ------------ ------------- --------------
                                             (DOLLARS IN MILLIONS)
SEPTEMBER 30, 1995(1)
Argentina...............  $385  $ 50  $1,615    $2,050         4.5%          $ 40
Brazil..................    10    30     815       855         1.9             45
Chile...................   115   145     375       635         1.4             10
United Kingdom..........          60     500       560         1.2            125
DECEMBER 31, 1994(1)
Argentina...............  $305  $ 40  $1,525    $1,870         4.2%          $ 95
Brazil..................           5     795       800         1.8             30
Chile...................   115    90     290       495         1.1             35
United Kingdom..........           5     595       600         1.3            115

--------
(1) There were no countries in which cross-border outstandings fell within .75% and 1% of consolidated total assets at September 30, 1995 or December 31, 1994.
(2) Included within commitments are letters of credit, guarantees and the undisbursed portion of loan commitments.

  In accordance with the regulatory definition of cross-border outstandings, included in Argentine cross-border outstandings are approximately $1 billion of Argendollar outstandings at September 30, 1995 and December 31, 1994. Argendollar outstandings are U.S. dollar claims from Argentine customers payable to the Corporation in Argentina which are funded entirely by U.S. dollars borrowed in Argentina.

EMERGING MARKETS COUNTRIES

  At September 30, 1995, approximately $4.2 billion of the Corporation's cross-border outstandings were to emerging markets countries, of which approximately 82% were loans. These cross-border outstandings were mainly comprised of short-term trade credits, non-trade-related loans and leases not subject to country debt rescheduling agreements and capital investments in branches and subsidiaries.

  Approximately $4.0 billion of the cross-border outstandings to emerging markets countries were to Argentina, Brazil, Chile, Colombia, Mexico and Uruguay, six countries in which the Corporation maintains branches and/or subsidiaries. At September 30, 1995, cross-border outstandings to Colombia, Mexico and Uruguay were $120 million, $130 million and $240 million, respectively. The Corporation's Mexican subsidiary bank commenced operations in October.

  Changes in aggregate cross-border outstandings to Argentina and Brazil since December 31, 1994 were approximately as follows:

                                                                ARGENTINA BRAZIL
                                                                --------- ------
                                                                 (IN MILLIONS)
   Cross-border outstandings at December 31, 1994.............   $1,870    $800
   Change in non-trade-related loans and leases not subject to
    country debt rescheduling.................................       34      92
   Net change in trade-related cross-border outstandings,
    primarily short-term......................................        5       4
   Net change in investment and trading securities............      152     (35)
   Net change in placements...................................       (3)
   Other......................................................       (8)     (6)
                                                                 ------    ----
   Cross-border outstandings at September 30, 1995............   $2,050*   $855*
                                                                 ======    ====

--------
* Approximately 20% for Argentina and 46% for Brazil are trade-related.

  As noted above, a significant portion of the Corporation's activities in emerging markets countries are conducted in Argentina and Brazil. During the third quarter, Argentina's economy experienced an increase in overall financial system liquidity. This was caused, in part, by government actions to delay the implementation of certain reserve requirements to spur economic development and by an agreement with the International Monetary Fund that relaxed certain fiscal targets. The Corporation's Argentine loan and deposit levels remained stable compared to the prior quarter while spreads declined slightly reflecting the drop in interest rates. The Corporation's Argentine bond portfolio increased by $160 million from June 30, 1995, which was due to a change in reserve requirements, which now can be met using interest bearing assets such as securities and to an increase in trading account securities. The after-tax unrealized loss on the bond portfolio was $34 million at September 30, 1995, $37 million at June 30, 1995, and $30 million at December 31, 1994. The Corporation continues to expect some additional deterioration in credit quality and is closely monitoring the situation. If the actions implemented by the Argentine government do not remain effective over time, particularly with regard to liquidity, the Corporation's Argentine operations could experience adverse effects including stress on local liquidity, deterioration of credit quality, a further decline in the value of its bond portfolio and declines in loan and deposit values.

  As discussed previously, during the third quarter the Corporation announced an agreement to purchase 93 branch offices and approximately $200 million in assets and assume certain liabilities of BID, one of the largest financial institutions offered for sale by the Central Bank in connection with the current financial industry consolidation occurring in Argentina.

  Brazil continued to implement measures related to its July 1994 economic plan aimed at controlling inflation, which declined slightly during the third quarter, and local liquidity. During the quarter, the exchange rate fluctuated within the government's targeted band of .93 to .99 Brazilian reals per U.S. dollar, and the high real interest rate environment prevailed. In addition, certain local banks experienced a deterioration in their financial condition which has not significantly impacted the Corporation's operations. The Corporation's Brazilian operations experienced an increase in loan levels and spreads from the second quarter of 1995. The Corporation continues to monitor and evaluate the Brazilian economic program as it evolves and will adjust its strategy as deemed appropriate. It is not possible to predict what effect the economic program or further deterioration in the financial condition of certain local banks will ultimately have on the Corporation.

  During the third quarter of 1995, a number of the Corporation's operations located in Latin America continued to structure their balance sheets to take positions in their local currencies. The Corporation's Argentine operations had an average currency position of $68 million during the quarter compared to an average of $14 million in the second quarter. This position resulted from funding local currency assets with U.S. dollars. The average positions maintained by the Corporation's other Latin American operations were not significant during the quarter. These positions continue to be subject to limits established by the Corporation's ALCO, with the amount of, and compliance with, the limits subject to regular review. For additional information related to the Corporation's Latin American balance sheet currency positions, see page 43 of the Corporation's Annual Report to Stockholders, which is incorporated by reference in its 1994 Annual Report on Form 10-K.

  It is expected that the economic situation in Latin America, including the effects of world financial markets on these economies, will continue to be unsettled. The Corporation, however, has not experienced any collection problems as a result of currency restrictions or foreign exchange liquidity problems on its current portfolio of cross-border outstandings to emerging markets countries. The Corporation will continue to monitor the economic situation in Latin America and also its effect on those countries in which it has local operations, cross-border outstandings and, where applicable, currency positions. Each emerging markets country is at a different stage of development with a unique set of economic fundamentals, therefore, it is not possible to predict what effect the economic situation in Latin America will ultimately have on the economies of these countries or on the Corporation's results of operations. For additional information related to the Corporation's Latin American cross-border outstandings, see pages 12 and 13 of the Corporation's Annual Report on Form 10-K as well as pages 41 through 44 of the Corporation's Annual Report to Stockholders, which is incorporated by reference in that Form 10-K.

                               ----------------

  The Corporation's results of operations continue to be affected by the economies of the United States and New England. Management, however, cannot currently predict to what extent changes in the condition of the domestic economic recovery or future interest rate changes will affect future periods. In addition, it is uncertain what impact future changes in the economies in Latin America and other foreign countries where the Corporation does business will have on future periods. No assurance, therefore, can be given that the results reported during the first nine months of 1995 will continue.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

CONSOLIDATED BALANCE SHEET AVERAGES BY QUARTER

LAST NINE QUARTERS

                               1993                    1994                          1995
                          --------------- ------------------------------- -------------------------
                             3       4       1       2       3       4       1        2       3
                          ------- ------- ------- ------- ------- ------- -------- ------- --------
                                                        (IN MILLIONS)
ASSETS
Interest bearing
 deposits in other
 banks..................  $ 1,305 $ 1,185 $ 1,083 $   902 $ 1,131 $ 1,062 $  1,262 $ 1,309 $  1,249
Federal funds sold and
 securities purchased
 under agreements to
 resell.................    1,367   2,005   2,447   3,485   2,595   1,711    1,364   1,166      824
Trading securities......      300     259     452     402     618     750      694     787      867
Loans held for sale.....    1,334   1,314     960     824     651     315      256     254      478
Securities..............    3,561   3,194   2,945   3,164   3,489   4,435    4,288   4,526    4,824
Loans and lease
 financing..............   26,953  28,172  28,615  29,105  30,362  31,076   30,123  30,928   31,625
                          ------- ------- ------- ------- ------- ------- -------- ------- --------
  Total earning assets..   34,820  36,129  36,502  37,882  38,846  39,349   37,987  38,970   39,867
Other assets............    4,248   4,274   4,712   4,820   5,079   5,051    4,858   5,131    5,318
                          ------- ------- ------- ------- ------- ------- -------- ------- --------
TOTAL ASSETS............  $39,068 $40,403 $41,214 $42,702 $43,925 $44,400 $ 42,845 $44,101 $ 45,185
                          ======= ======= ======= ======= ======= ======= ======== ======= ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Deposits:
 Domestic offices:
 Noninterest bearing....  $ 4,578 $ 4,863 $ 4,633 $ 4,403 $ 4,477 $ 4,701 $  4,194 $ 4,196 $  4,291
 Interest bearing.......   18,360  18,096  17,110  16,672  17,309  17,388   15,827  16,228   16,686
 Overseas offices:
 Noninterest bearing....      387     469     497     393     415     481      415     416      501
 Interest bearing.......    5,218   5,819   6,375   6,764   7,703   7,875    8,318   7,967    7,790
                          ------- ------- ------- ------- ------- ------- -------- ------- --------
  Total deposits........   28,543  29,247  28,615  28,232  29,904  30,445   28,754  28,807   29,268
Federal funds purchased
 and repurchase
 agreements.............    3,430   3,787   3,619   4,014   3,728   3,333    3,699   3,896    3,310
Other funds borrowed....    1,485   1,603   2,411   4,124   3,633   3,861    3,585   4,278    5,369
Notes payable...........    1,752   1,876   2,194   1,957   1,987   2,141    2,133   2,062    2,065
Other liabilities.......    1,085   1,073   1,433   1,404   1,625   1,491    1,467   1,661    1,643
Stockholders' equity....    2,773   2,817   2,942   2,971   3,048   3,129    3,207   3,397    3,530
                          ------- ------- ------- ------- ------- ------- -------- ------- --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY...  $39,068 $40,403 $41,214 $42,702 $43,925 $44,400 $ 42,845 $44,101 $ 45,185
                          ======= ======= ======= ======= ======= ======= ======== ======= ========

CONSOLIDATED STATEMENT OF INCOME BY QUARTER--TAXABLE EQUIVALENT BASIS

LAST NINE QUARTERS

                              1993                 1994                       1995
                          ------------- ----------------------------  --------------------
                            3      4      1       2      3      4       1      2      3
                          ------ ------ ------  ------ ------ ------  ------ ------ ------
                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
NET INTEREST REVENUE:     $340.8 $349.3 $340.7  $374.5 $423.9 $433.4  $425.9 $434.1 $439.4
Taxable equivalent
 adjustment.............     2.3    2.0    1.5     1.5    1.3    2.7     1.4    1.9    1.5
                          ------ ------ ------  ------ ------ ------  ------ ------ ------
Total net interest
 revenue................   343.1  351.3  342.2   376.0  425.2  436.1   427.3  436.0  440.9
Provision for credit
 losses.................    10.0   10.0   45.0    25.0   25.0   35.0    90.0   40.0   45.0
                          ------ ------ ------  ------ ------ ------  ------ ------ ------
Net interest revenue
 after provision for
 credit losses..........   333.1  341.3  297.2   351.0  400.2  401.1   337.3  396.0  395.9
                          ------ ------ ------  ------ ------ ------  ------ ------ ------
NONINTEREST INCOME:
Financial service fees..    90.9   95.2   92.4    93.9  104.3  105.5   105.6  113.3  117.6
Trust and agency fees...    43.1   45.5   47.7    50.3   50.6   53.1    52.7   57.2   58.2
Trading profits and
 commissions............     6.9    3.9    3.9     1.2   10.9    (.1)    1.1    6.1    6.6
Securities portfolio
 gains, net.............    11.0    8.8    3.9     5.9    1.3    2.5     6.1     .2     .8
Other income............    39.3   35.6   87.2    41.0   35.1   37.6   127.7   59.3   65.4
                          ------ ------ ------  ------ ------ ------  ------ ------ ------
 Total noninterest
  income................   191.2  189.0  235.1   192.3  202.2  198.6   293.2  236.1  248.6
                          ------ ------ ------  ------ ------ ------  ------ ------ ------
NONINTEREST EXPENSE:
Salaries................   160.4  153.3  157.8   161.5  168.1  177.8   176.4  179.6  191.1
Employee benefits.......    32.2   32.7   36.9    37.0   38.6   35.1    40.4   40.9   41.5
Occupancy expense.......    32.2   31.3   31.9    33.1   35.2   34.4    34.9   34.4   35.6
Equipment expense.......    23.3   23.4   23.6    23.4   24.2   24.9    24.1   25.7   25.2
Acquisition-related
 charges................    85.0                  16.4    5.0
Other expense...........   107.1  105.9   96.5   101.0  107.2  109.7   107.4  111.5   99.8
                          ------ ------ ------  ------ ------ ------  ------ ------ ------
 Total noninterest
  expense...............   440.2  346.6  346.7   372.4  378.3  381.9   383.2  392.1  393.2
                          ------ ------ ------  ------ ------ ------  ------ ------ ------
Income before income
 taxes and extraordinary
 item...................    84.1  183.7  185.6   170.9  224.1  217.8   247.3  240.0  251.3
                          ------ ------ ------  ------ ------ ------  ------ ------ ------
Provision for income
 taxes..................    40.4   79.2   81.4    74.9   98.8   94.3   120.6  104.8  109.9
Taxable equivalent
 adjustment.............     2.3    2.0    1.5     1.5    1.3    2.7     1.4    1.9    1.5
                          ------ ------ ------  ------ ------ ------  ------ ------ ------
                            42.7   81.2   82.9    76.4  100.1   97.0   122.0  106.7  111.4
                          ------ ------ ------  ------ ------ ------  ------ ------ ------
Income before
 extraordinary item.....    41.4  102.5  102.7    94.5  124.0  120.8   125.3  133.3  139.9
Extraordinary item......                  (6.6)
                          ------ ------ ------  ------ ------ ------  ------ ------ ------
NET INCOME..............  $ 41.4 $102.5 $ 96.1  $ 94.5 $124.0 $120.8  $125.3 $133.3 $139.9
                          ====== ====== ======  ====== ====== ======  ====== ====== ======
PER COMMON SHARE:
Income before
 extraordinary item:
 Primary................  $  .30 $  .88 $  .88  $  .80 $ 1.07 $ 1.04  $ 1.08 $ 1.11 $ 1.17
 Fully diluted..........     .30    .85    .85     .77   1.04   1.01    1.04   1.10   1.15
Net Income:
 Primary................  $  .30 $  .88 $  .82  $  .80 $ 1.07 $ 1.04  $ 1.08 $ 1.11 $ 1.17
 Fully diluted..........     .30    .85    .79     .77   1.04   1.01    1.04   1.10   1.15
Cash dividends declared.     .10    .10    .22     .22    .22    .27     .27    .27    .37

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                                  QUARTER ENDED
                                                               SEPTEMBER 30, 1995
                                                           ---------------------------
                                                           AVERAGE             AVERAGE
                                                           VOLUME  INTEREST(1)  RATE
                                                           ------- ----------- -------
                                                              (DOLLARS IN MILLIONS)
                          ASSETS
 Interest Bearing Deposits with
  Other Banks                   U.S.....................   $   155   $    3      6.66%
                                International...........     1,094       42     15.19
                                                           -------   ------
                                  Total.................     1,249       45     14.13
                                                           -------   ------     -----
 Federal Funds Sold and Resale
  Agreements                    U.S.....................       233        3      5.87
                                International...........       591       68     45.62
                                                           -------   ------
                                  Total.................       824       71     34.40
                                                           -------   ------     -----
 Trading Securities             U.S.....................       154        2      6.10
                                International...........       713       59     32.41
                                                           -------   ------
                                  Total.................       867       61     27.74
                                                           -------   ------     -----
 Loans Held for Sale            U.S.....................       478        9      7.08
                                                           -------   ------     -----
 Securities                     U.S.
                                 Available for sale(2)..     2,553       41      6.40
                                 Held to maturity.......     1,585       27      6.71
                                International
                                 Available for sale(2)..       462       15     11.61
                                 Held to maturity.......       224        6      9.70
                                                           -------   ------
                                  Total.................     4,824       89      7.33
                                                           -------   ------     -----
 Loans and Leases
  (Net of Unearned Income)      U.S.....................    23,730      524      8.76
                                International...........     7,895      316     15.90
                                                           -------   ------
                                   Total loans and lease
                                financing(3)............    31,625      840     10.54
                                                           -------   ------     -----
                                Earning assets..........    39,867    1,115     11.09
                                                           -------   ------     -----
                                Nonearning assets.......     5,318
                                                           -------
                                TOTAL ASSETS............   $45,185
                                                           =======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

                                                                            QUARTER ENDED
                                                                         SEPTEMBER 30, 1995
                                                                     ---------------------------
                                                                     AVERAGE             AVERAGE
                                                                     VOLUME  INTEREST(1)  RATE
                                                                     ------- ----------- -------
                                                                        (DOLLARS IN MILLIONS)
               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                 U.S.
                          Savings deposits.......................... $ 9,149    $ 66       2.87%
                          Time deposits.............................   7,537     110       5.79
                         International..............................   7,790     225      11.44
                                                                     -------    ----
                           Total....................................  24,476     401       6.50
                                                                     -------    ----      -----
Federal Funds Purchased
 and
 Repurchase Agreements   U.S........................................   3,150      37       4.61
                         International..............................     160      10      24.40
                                                                     -------    ----
                           Total....................................   3,310      47       5.57
                                                                     -------    ----      -----
Other Funds Borrowed     U.S........................................   4,539      71       6.21
                         International..............................     830     116      55.70
                                                                     -------    ----
                           Total....................................   5,369     187      13.86
                                                                     -------    ----      -----
Notes Payable            U.S........................................   1,862      33       7.08
                         International..............................     203       6      11.00
                                                                     -------    ----
                           Total....................................   2,065      39       7.47
                                                                     -------    ----      -----
                         Total interest bearing liabilities.........  35,220     674       7.59
                                                                     -------    ----      -----
                         Demand deposits U.S........................   4,291
                         Demand deposits International..............     501
                         Other noninterest bearing liabilities......   1,643
                         Total Stockholders' Equity.................   3,530
                                                                     -------
                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. $45,185
                                                                     -------
NET INTEREST REVENUE
 AS A PERCENTAGE OF
 AVERAGE INTEREST
 EARNING ASSETS          U.S........................................ $28,888    $323       4.43%
                         International..............................  10,979     118       4.27
                                                                     -------    ----
                           Total.................................... $39,867    $441       4.39
                                                                     =======    ====

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                                  QUARTER ENDED
                                                               SEPTEMBER 30, 1994
                                                           ---------------------------
                                                           AVERAGE             AVERAGE
                                                           VOLUME  INTEREST(1)  RATE
                                                           ------- ----------- -------
                                                              (DOLLARS IN MILLIONS)
                          ASSETS
 Interest Bearing Deposits with
  Other Banks                   U.S.....................   $   144   $    2      4.81%
                                International...........       987       36     14.76
                                                           -------   ------
                                  Total.................     1,131       38     13.50
                                                           -------   ------     -----
 Federal Funds Sold and Resale
  Agreements                    U.S.....................     1,317       15      4.42
                                International...........     1,278      208     64.69
                                                           -------   ------
                                  Total.................     2,595      223     34.11
                                                           -------   ------     -----
 Trading Securities             U.S.....................       242        4      5.71
                                International...........       376       26     27.75
                                                           -------   ------
                                  Total.................       618       30     19.12
                                                           -------   ------     -----
 Loans Held for Sale            U.S.....................       651       10      6.17
                                                           -------   ------     -----
 Securities                     U.S.
                                 Available for sale(2)..     1,300       19      5.83
                                 Held to maturity.......     1,626       25      5.95
                                International...........
                                 Available for sale(2)..       373       14     15.00
                                 Held to maturity.......       190        4      8.35
                                                           -------   ------
                                  Total.................     3,489       62      7.00
                                                           -------   ------     -----
 Loans and Leases
  (Net of Unearned Income)      U.S.....................    23,431      463      7.84
                                International...........     6,931      259     14.81
                                                           -------   ------
                                   Total loans and lease
                                financing(3)............    30,362      722      9.43
                                                           -------   ------     -----
                                Earning assets..........    38,846    1,085     11.08
                                                           -------   ------     -----
                                Nonearning assets.......     5,079
                                                           -------
                                TOTAL ASSETS............   $43,925
                                                           =======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

                                                                            QUARTER ENDED
                                                                         SEPTEMBER 30, 1994
                                                                     ---------------------------
                                                                     AVERAGE             AVERAGE
                                                                     VOLUME  INTEREST(1)  RATE
                                                                     ------- ----------- -------
                                                                        (DOLLARS IN MILLIONS)
               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                 U.S.
                          Savings deposits.......................... $ 9,897    $ 51       2.06%
                          Time deposits.............................   7,412      84       4.49
                         International..............................   7,703     199      10.23
                                                                     -------    ----
                           Total....................................  25,012     334       5.30
                                                                     -------    ----      -----
Federal Funds Purchased
 and
 Repurchase Agreements   U.S........................................   3,596      36       3.94
                         International..............................     132      17      50.98
                                                                     -------    ----
                           Total....................................   3,728      53       5.61
                                                                     -------    ----      -----
Other Funds Borrowed     U.S........................................   2,506      31       4.91
                         International..............................   1,127     211      74.37
                                                                     -------    ----
                           Total....................................   3,633     242      26.46
                                                                     -------    ----      -----
Notes Payable            U.S........................................   1,836      28       6.01
                         International..............................     151       3       7.76
                                                                     -------    ----
                           Total....................................   1,987      31       6.14
                                                                     -------    ----      -----
                         Total interest bearing liabilities.........  34,360     660       7.62
                                                                                ----      -----
                         Demand deposits U.S........................   4,477
                         Demand deposits International..............     415
                         Other noninterest bearing liabilities......   1,625
                         Total Stockholders' Equity.................   3,048
                                                                     -------
                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. $43,925
                                                                     =======
NET INTEREST REVENUE
 AS A PERCENTAGE OF
 AVERAGE INTEREST
 EARNING ASSETS          U.S........................................ $28,710    $319       4.41%
                         International..............................  10,136     106       4.15
                                                                     -------    ----
                           Total.................................... $38,846    $425       4.34
                                                                     =======    ====

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                                NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1995
                                                           ---------------------------
                                                           AVERAGE             AVERAGE
                                                           VOLUME  INTEREST(1)  RATE
                                                           ------- ----------- -------
                                                              (DOLLARS IN MILLIONS)
                          ASSETS
 Interest Bearing Deposits with
  Other Banks                   U.S.....................   $   215    $   8      5.07%
                                International...........     1,059      169     21.26
                                                           -------    -----
                                  Total.................     1,274      177     18.53
                                                           -------    -----     -----
 Federal Funds Sold and Resale
  Agreements                    U.S.....................       451       20      5.97
                                International...........       665      247     49.66
                                                           -------    -----
                                  Total.................     1,116      267     31.99
                                                           -------    -----     -----
 Trading Securities             U.S.....................       192        9      6.34
                                International...........       591      136     30.67
                                                           -------    -----
                                  Total.................       783      145     24.71
                                                           -------    -----     -----
 Loans Held for Sale            U.S.....................       330       17      6.94
                                                           -------    -----     -----
 Securities                     U.S.
                                 Available for sale(2)..     2,327      116      6.67
                                 Held to maturity.......     1,630       82      6.73
                                International
                                 Available for sale(2)..       381       40     14.04
                                 Held to maturity.......       210       15      9.55
                                                           -------    -----
                                  Total.................     4,548      253      7.45
                                                           -------    -----     -----
 Loans and Leases
  (Net of Unearned Income)      U.S.....................    23,195    1,531      8.82
                                International                7,702      865     15.02
                                                           -------    -----
                                  Total loans and lease
                                financing(3)............    30,897    2,396     10.37
                                                           -------    -----     -----
                                Interest-Earning Assets.    38,948    3,255     11.17
                                                           -------    -----     -----
                                Non-Interest-Earning
                                Assets..................     5,101
                                                           -------
                                TOTAL ASSETS............   $44,049
                                                           =======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

                                                                          NINE MONTHS ENDED
                                                                         SEPTEMBER 30, 1995
                                                                     ---------------------------
                                                                     AVERAGE             AVERAGE
                                                                     VOLUME  INTEREST(1)  RATE
                                                                     ------- ----------- -------
                                                                        (DOLLARS IN MILLIONS)
               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                 U.S........................................
                          Savings deposits.......................... $ 8,831   $  175      2.64%
                          Time deposits.............................   7,418      307      5.54
                         International..............................   8,024      697     11.60
                                                                     -------   ------
                           Total....................................  24,273    1,179      6.49
                                                                     -------   ------     -----
Federal Funds Purchased
 and
 Repurchase Agreements   U.S........................................   3,472      125      4.82
                         International..............................     162       36     29.47
                                                                     -------   ------
                           Total....................................   3,634      161      5.92
                                                                     -------   ------     -----
Other Funds Borrowed     U.S........................................   3,543      166      6.28
                         International..............................     875      329     50.17
                                                                     -------   ------
                           Total....................................   4,418      495     14.97
                                                                     -------   ------     -----
Notes Payable            U.S........................................   1,923      102      7.10
                         International..............................     164       14     11.56
                                                                     -------   ------
                           Total....................................   2,087      116      7.45
                                                                     -------   ------     -----
                         Total interest bearing Liabilities.........  34,412    1,951      7.58
                                                                               ------     -----
                         Demand deposits U.S........................   4,228
                         Demand deposits International..............     444
                         Other noninterest bearing liabilities......   1,591
                         Total Stockholders' Equity.................   3,374
                                                                     -------
                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. $44,049
                                                                     =======
NET INTEREST REVENUE
 AS A PERCENTAGE OF
 AVERAGE INTEREST
 EARNING ASSETS          U.S........................................ $28,340   $  975      4.60%
                         International..............................  10,608      329      4.15
                                                                     -------   ------
                           Total.................................... $38,948   $1,304      4.48
                                                                     =======   ======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                                NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1994
                                                           ---------------------------
                                                           AVERAGE             AVERAGE
                                                           VOLUME  INTEREST(1)  RATE
                                                           ------- ----------- -------
                                                              (DOLLARS IN MILLIONS)
                          ASSETS
 Interest Bearing Deposits with
  Other Banks                   U.S.....................   $   192   $    5      3.93%
                                International...........       848       74     11.62
                                                           -------   ------
                                  Total.................     1,040       79     10.20
                                                           -------   ------     -----
 Federal Funds Sold and Resale
  Agreements                    U.S.....................     1,495       44      3.89
                                International...........     1,346      412     40.95
                                                           -------   ------
                                  Total.................     2,841      456     21.44
                                                           -------   ------     -----
 Trading Securities             U.S.....................       179        7      5.14
                                International...........       310       50     21.73
                                                           -------   ------
                                  Total.................       489       57     15.65
                                                           -------   ------     -----
 Loans Held for Sale            U.S.....................       811       38      6.36
                                                           -------   ------     -----
 Securities                     U.S.
                                 Available for sale(2)..     1,206       60      6.65
                                 Held to maturity.......     1,467       59      5.39
                                International...........
                                 Available for sale(2)..       320       36     14.92
                                 Held to maturity.......       210       12      7.89
                                                           -------   ------
                                  Total.................     3,203      167      6.98
                                                           -------   ------     -----
 Loans and Leases
  (Net of Unearned Income)      U.S.....................    22,720    1,288      7.58
                                International...........     6,646      566     11.38
                                                           -------   ------
                                   Total loans and lease
                                financing(3)............    29,366    1,854      8.44
                                                           -------   ------     -----
                                Earning assets..........    37,750    2,651      9.39
                                                           -------   ------     -----
                                Nonearning assets.......     4,871
                                                           -------
                                TOTAL ASSETS............   $42,621
                                                           =======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

                                                                          NINE MONTHS ENDED
                                                                         SEPTEMBER 30, 1994
                                                                     ---------------------------
                                                                     AVERAGE             AVERAGE
                                                                     VOLUME  INTEREST(1)  RATE
                                                                     ------- ----------- -------
                                                                        (DOLLARS IN MILLIONS)
               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                 U.S........................................
                          Savings deposits.......................... $ 9,525   $  140      1.97%
                          Time deposits.............................   7,506      250      4.46
                         International..............................   6,951      425      8.17
                                                                     -------   ------
                           Total....................................  23,982      815      4.55
                                                                     -------   ------     -----
Federal Funds Purchased
 and
 Repurchase Agreements   U.S........................................   3,559       97      3.63
                         International..............................     228       48     28.21
                                                                     -------   ------
                           Total....................................   3,787      145      5.11
                                                                     -------   ------     -----
Other Funds Borrowed     U.S........................................   2,211       80      4.87
                         International..............................   1,180      375     42.48
                                                                     -------   ------
                           Total....................................   3,391      455     17.95
                                                                     -------   ------     -----
Notes Payable            U.S........................................   1,920       83      5.75
                         International..............................     125       10     10.77
                                                                     -------   ------
                           Total....................................   2,045       93      6.06
                                                                     -------   ------     -----
                         Total interest bearing liabilities.........  33,205    1,508      6.07
                                                                     -------   ------     -----
                         Demand deposits U.S........................   4,504
                         Demand deposits International..............     435
                         Other noninterest bearing liabilities......   1,488
                         Total Stockholders' Equity.................   2,989
                                                                     -------
                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. $42,621
                                                                     =======
NET INTEREST REVENUE
 AS A PERCENTAGE OF
 AVERAGE INTEREST
 EARNING ASSETS          U.S........................................ $28,071   $  893      4.25%
                         International..............................   9,679      250      3.46
                                                                     -------   ------
                           Total.................................... $37,750   $1,143      4.05
                                                                     =======   ======

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

              THIRD QUARTER 1995 COMPARED WITH THIRD QUARTER 1994

                                                INCREASE(DECREASE)
                                                 DUE TO CHANGE IN
                                                ---------------------
                                                  VOLUME      RATE     NET CHANGE
                                                ----------  ---------  ----------
                                                        (IN MILLIONS)
 Interest income:
 Loans and lease financing U.S................   $      7   $      54     $ 61
                           International......         38          19       57
                                                                          ----
                            Total.............                             118
                                                                          ----
 Other earnings assets     U.S................         (3)         13       10
                           International......         (6)        (92)     (98)
                                                                          ----
                            Total.............                             (88)
                                                                          ----
 Total interest income                                 29           1       30
 Total interest expense                                17          (3)      14
                                                                          ----
 Net interest revenue                                                     $ 16
                                                                          ====

 NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH NINE MONTHS ENDED SEPTEMBER
                                    30, 1994

                                                 INCREASE(DECREASE)
                                                  DUE TO CHANGE IN
                                                 --------------------
                                                  VOLUME      RATE    NET CHANGE
                                                 ---------- --------- ----------
                                                         (IN MILLIONS)
 Interest income:
 Loans and lease financing U.S.................   $     32  $     211   $ 243
                           International.......        118        181     299
                                                                        -----
                            Total..............                           542
                                                                        -----
 Other earnings assets     U.S.................        (10)        49      39
                           International.......        (26)        49      23
                                                                        -----
                            Total..............                            62
                                                                        -----
 Total interest income                                 101        503     604
 Total interest expense                                 60        383     443
                                                                        -----
 Net interest revenue                                                   $ 161
                                                                        =====

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  As previously reported, in March 1993, a complaint was filed in Delaware Chancery Court against the Corporation, Society for Savings Bancorp, Inc. ("Bancorp") and certain Bancorp directors. The action was brought by a Bancorp stockholder, individually and as a class action on behalf of all Bancorp stockholders of record on the date the Corporation proposed acquisition of Bancorp was announced, and sought an injunction with respect to the acquisition and damages in an unspecified amount. In May 1993, the Chancery Court denied the plaintiff's motion for a preliminary injunction and in July 1993, the Corporation acquired Bancorp. In December 1993, the Chancery Court granted summary judgment in favor of the Corporation, Bancorp and Bancorp's former directors. The plaintiff appealed that decision to the Delaware Supreme Court and in December 1994, the Delaware Supreme Court issued a decision, which affirmed, in part, and reversed, in part, the Chancery Court's decision. The Delaware Supreme Court remanded the case to the Chancery Court for a determination of certain issues. On January 23, 1995, the defendants filed a motion for summary judgment with the Chancery Court and on June 15, 1995, the Court granted summary judgment in favor of the defendants on all claims except for an aiding and abetting claim against the Corporation on which no summary judgment motion has yet been filed. The Chancery Court also denied plaintiff's motion for rehearing. Following the entry of an Order of Final Judgment by the Chancery Court, the plaintiff appealed the June 15, 1995 opinion to the Delaware Supreme Court. The parties are currently briefing the appeal.

  As previously reported, in 1990 a class action complaint was filed in U.S. District Court for the District of Connecticut against Bancorp, two of its then senior officers and one former officer. The complaint, as subsequently amended, alleges that Bancorp's financial reports for fiscal years 1988, 1989, and the first half of 1990 contained material misstatements or omissions concerning its real estate loan portfolio and other matters, in violation of Connecticut common law and of Sections 10(b) and 20 of the Securities Exchange Act of 1934. The action was brought by a Bancorp shareholder, individually and as a class action on behalf of purchasers of Bancorp's stock from January 19, 1989 through November 30, 1990 and seeks damages in an unspecified amount. Bancorp and the defendant officers have denied the allegations of the amended complaint and on July 14, 1995 filed a motion for summary judgment. The plaintiff has filed its opposition to summary judgment, but the court has not yet rendered a decision.

ITEM 5. OTHER INFORMATION.

  On October 10, 1995, the Corporation announced that it had reached a definitive agreement to acquire The Boston Bancorp ("Bancorp"), including its state-chartered subsidiary, South Boston Savings Bank ("SBSB"). Under the terms of the agreement, the Corporation will pay a premium of approximately $40 million over the adjusted net book value of Bancorp at the time of closing. The purchase price will be paid in common stock of the Corporation, valued at the time of closing, and the Corporation expects to buy back sufficient shares of its common stock in the open market to cover the shares to be issued in the transaction. Prior to closing, SBSB will convert into cash equivalents most of its assets, including the majority of its investment portfolio and its commercial real estate portfolio. SBSB had approximately $2 billion in assets, $1.3 billion in deposits and 7 branches at September 30, 1995. The transaction has been approved by the boards of directors of both companies. The transaction is subject to the approval of Bancorp's shareholders, the Office of the Comptroller of the Currency (the "OCC") and the Board of Bank Incorporation of the Commonwealth of Massachusetts. The transaction may not be consummated until the 30th day after OCC approval is received, during which time the United States Department of Justice has jurisdiction to challenge the transaction on antitrust grounds. The Corporation's objective is to consummate the transaction by the middle of 1996, although no assurances can be given that the requisite shareholder or regulatory approvals will be granted or, if granted, that such approvals will be received within these time frames.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

  11    Computation of Earnings Per Share.

  12(a) -- Computation of the Corporation's Consolidated Ratio of Earnings to
           Fixed Charges (excluding interest on deposits).

  12(b) -- Computation of the Corporation's Consolidated Ratio of Earnings to
           Fixed Charges (including interest on deposits).

  27    -- Financial Data Schedule

(b) Current Reports on Form 8-K.

  During the third quarter of 1995, the Corporation filed one Current Report on Form 8-K, dated July 20, 1995, which contained information pursuant to Items 5 and 7 of Form 8-K. The Corporation also filed a Current Report on Form 8-K, dated October 19, 1995, which contained information pursuant to Items 5 and 7 of Form 8-K.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Bank of Boston Corporation

                                            /s/ Charles K. Gifford
                                          _____________________________________
                                            CHARLES K. GIFFORD CHAIRMAN OF THE
                                            BOARD OF DIRECTORS, PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER

                                            /s/ William J. Shea
                                          _____________________________________
                                            WILLIAM J. SHEA VICE CHAIRMAN,
                                            CHIEF FINANCIAL OFFICER AND
                                            TREASURER

Date: November 14, 1995