Form 10-K/A
period 1994-12-31
BANK OF BOSTON CORP
filed 1996-01-09
CIK 36672

                                  FORM 10-K/A
           SECURITIES AND EXCHANGE COMMISSION, WASHINGTON, D.C. 20549
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [Fee Required]
                  For the fiscal year ended December 31, 1994
                                       OR
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

                   Name of each exchange on which registered:
                          ---------------------------
Each class is registered on the Boston Stock Exchange and on the New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None
                   -----------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 Aggregate market value of shares of common        Number of shares of common
stock held by non-affiliates of Registrant as       stock outstanding as of
           of February 24, 1995                        February 24, 1995
     -------------------------------------            -------------------
             $ 3,228,114,968                              107,571,821
Documents Incorporated by Reference:
----------------------
1. Pertinent extracts from Registrant's 1994 Annual Report to Stockholders (Parts I, II and IV).
2. Pertinent extracts from Registrant's Proxy Statement in connection with the Registrant's 1995 Annual Meeting of Stockholders (Part III).

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

(a)(3) Exhibits

+               3(a)    -    Restated Articles of Organization of
                             the Corporation, as amended through
                             November 24, 1993 incorporated herein
                             by reference to Exhibit 3(a) to the
                             Corporation's Annual Report on Form
                             10-K for the year ended December 31,
                             1993 (File No. 1-6522).

+               3(b)    -    By-Laws of the Corporation, as
                             amended through April 28, 1994.

+               4(a)    -    Indenture dated as of January 15,
                             1986 defining rights of holders of
                             the Corporation's 7 3/4% Convertible
                             Subordinated Debentures Due 2011,
                             incorporated herein by reference to
                             Exhibit 4(b) to the Corporation's
                             Annual Report on Form 10-K for the
                             year ended December 31, 1985 (File
                             No. 1-6522).

+               4(b)    -    Fiscal and Paying Agency Agreement
                             dated as of February 10, 1986
                             defining rights of holders of the
                             Corporation's Subordinated Floating
                             Rate Notes Due 2001, incorporated
                             herein by reference to Exhibit 4(d)
                             to the Corporation's Annual Report on
                             Form 10-K for the year ended December
                             31, 1985 (File No. 1-6522).

+               4(c)    -    Fiscal and Paying Agency Agreement
                             dated as of August 26, 1986 defining
                             rights of holders of the
                             Corporation's Floating Rate
                             Subordinated Equity Commitment Notes
                             Due 1998 incorporated herein by
                             reference to Exhibit 4(e) to the
                             Corporation's Annual Report on Form
                             10-K for the year ended December 31,
                             1986 (File No. 1-6522).

+               4(d)    -    Indenture dated as of June 15, 1987
                             defining the rights of holders of the
                             Corporation's 9 1/2% Subordinated
                             Equity Contract Notes due 1997,
                             incorporated herein by reference to
                             Exhibit 4(g) to the Corporation's
                             Annual Report on Form 10-K for the
                             year ended December 31, l987 (File
                             No. 1-6522).

+               4(e)    -    Indenture dated as of July 15, 1988
                             and form of note defining rights of
                             the holders of the Corporation's
                             10.30% Subordinated Notes due
                             September 1, 2000, incorporated
                             herein by reference to Exhibit 4(i)
                             to the Corporation's Annual Report on
                             Form 10-K for the year ended December
                             31, 1988 (File No. 1-6522).
--------------------------------------------------------------------------------

+ Indicates that exhibit was previously filed with the Form 10-K and is not being filed with this 10-K\A.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


+               4(f)    -    Subordinated Indenture dated as of June
                             15, 1992, as amended by theFirst
                             Supplemental Indenture dated as of June
                             24, 1993, and forms of notes defining
                             rights of the holders of the
                             Corporation's 6 7/8% Subordinated Notes
                             due 2003, the 6 5/8% Subordinated Notes
                             due 2005, and the 6 5/8% Subordinated
                             Notes due 2004, incorporated herein by
                             reference to Exhibit 4(d) to the
                             Corporation's Registration Statement on
                             Form S-3 (Registration Number 33-48418),
                             Exhibits 4(e) and 4(f) to the
                             Corporation's Current Report on Form 8-K
                             dated June 24, 1993, Exhibit 4 to the
                             Corporation's Current Report on Form 8-K
                             dated November 15, 1993, and Exhibit 4 to
                             the Corporation's Current Report on Form
                             8-K dated January 5, 1994 (File No.
                             1-6522).

+               4(g)    -    Senior Indenture dated as of June 15,
                             1992, and forms of notes defining rights
                             of the holders of the Corporation's
                             Floating Rate Notes due 1996,
                             incorporated herein by reference to
                             Exhibit 4(c) to the Corporation's
                             Registration Statement on Form S-3
                             (Registration Number 33-48418), and
                             Exhibit 4 to the Corporation's Current
                             Report on Form 8-K dated June 15, 1994
                             (File No. 1-6522).

+               4(h)    -    Rights Agreement, dated as of June 28,
                             1990, between the Corporation and FNBB,
                             as Rights Agent, and the description of
                             the Rights, incorporated herein by
                             reference to the Corporation's
                             registration statement on Form 8-A
                             relating to the Rights and to Exhibit 1
                             of such registration statement (File No.
                             1-6522).

+               4(i)    -    Deposit Agreement, dated August 13, 1992
                             between the Corporation and FNBB, as
                             Depositary, relating to the Corporation's
                             Depositary Shares, each representing a
                             one-tenth interest in the Corporation's
                             8.60% Cumulative Preferred Stock, Series
                             E, incorporated herein by reference to
                             Exhibit 4(b) to the Corporation's Current
                             Report on Form 8-K dated August 13, 1992
                             (File No. 1-6522).

+               4(j)    -    Deposit Agreement, dated as of June 30,
                             1993 between the Corporation and FNBB, as
                             Depositary, relating to the Corporation's
                             Depositary Shares, each representing a
                             one-tenth interest in the Corporation's 7
                             7/8% Cumulative Preferred Stock, Series
                             F, incorporated herein by reference to
                             Exhibit 4(b) to the Corporation's Current
                             Report on Form 8-K dated June 24, 1993
                             (File No. 1-6522).

--------------------------------------------------------------------------------
+ Indicates that exhibit was previously filed with the Form 10-K and is not being filed with this 10-K\A.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

+               10(a)   -    Bank of Boston Corporation 1982 Stock Option Plan,
                             as amended, effective February 13, 1995.*

+               10(b)   -    Bank of Boston Corporation 1986 Stock Option Plan,
                             as amended, effective February 13, 1995.*

+               10(c)   -    Bank of Boston Corporation and its Subsidiaries
                             Performance Recognition Opportunity Plan, as
                             amended effective June 23, 1994.*

+               10(d)   -    Bank of Boston Corporation Executive Deferred
                             Compensation Plan, as amended, effective June 23,
                             1994.*

+               10(e)   -    The First National Bank of Boston Bonus
                             Supplemental Employee Retirement Plan, as amended,
                             through June 23, 1994.*

+               10(f)   -    Description of the Corporation's Supplemental Life
                             Insurance Plan, incorporated herein by reference to
                             Exhibit 10(h) to the Corporation's Annual Report on
                             Form 10-K for the year ended December 31, 1988
                             (File No. 1-6522).*

+               10(g)   -    The First National Bank of Boston Excess Benefit
                             Supplemental Employee Retirement Plan, as amended,
                             effective June 23, 1994.*

+               10(h)   -    Bank of Boston Corporation 1991 Long-Term Stock
                             Incentive Plan, as amended, effective February 13,
                             1995.*

+               10(i)   -    Employment Agreement dated July 7, 1992
                             between The First National Bank of Boston and
                             Edward A. O'Neal, incorporated herein by reference
                             to Exhibit 10(k) to the Corporation's Annual Report
                             on Form 10-K for the year ended December 31, 1992
                             (File No. 1-6522).*

+               10(j)   -    Employment Agreement dated December 4, 1992 between
                             The First National Bank of Boston and William J.
                             Shea, incorporated herein by reference to Exhibit
                             10(l) to the Corporation's Annual Report on Form 10-
                             K for the year ended December 31, 1992 (File No. 1-
                             6522).*

+               10(k)   -    Bank of Boston Corporation Relocation Policy, as
                             amended through October, 1990, incorporated herein
                             by reference to Exhibit 10(j) to the Corporation's
                             Annual Report on Form 10-K for the year ended
                             December 31, 1990 (File No. 1-6522).*
-------------------------------------------------

* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

+ Indicates that exhibit was previously filed with the Form 10-K and is not being filed with this 10-K\A.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

+               10(l)   -    Description of the Corporation's Supplemental Long-
                             Term Disability Plan effective as of February 10,
                             1994, incorporated herein by reference to Exhibit
                             10(l) to the Corporation's Annual Report on Form
                             10-K for the year ended December 31, 1993 (File
                             No. 1-6522).*

+               10(m)   -    Bank of Boston Corporation's Director Stock Award
                             Plan effective as of January 1, 1995.*

+               10(n)   -    Lease dated as of September 1, 1991 between The
                             First National Bank of Boston and The Equitable
                             Federal Street Realty Company Limited Partnership,
                             incorporated herein by reference to Exhibit 10(l)
                             to the Corporation's Annual Report on Form 10-K for
                             the year ended December 31, 1991 (File No. 1-6522).

+               10(o)   -    Form of Severance Agreement for certain officers,
                             incorporated herein by reference to Exhibit 10(a)
                             to the Corporation's Quarterly Report on Form 10-Q
                             for the quarter ended June 30, 1994 (File No.
                             1-6522).*

+               10(p)   -    Form of Severance Agreement for certain officers,
                             incorporated herein by reference to Exhibit 10(b)
                             to the Corporation's Quarterly Report on Form 10-Q
                             for the quarter ended June 30, 1994 (File No.
                             1-6522).*

+               10(q)   -    Bank of Boston Corporation Directors Deferred
                             Compensation Plan effective March 28, 1991.*

+               10(r)   -    The First National Bank of Boston Directors
                             Deferred Compensation Plan effective March 28,
                             1991.*

+               11      -    Computation of earnings per common share.

+               12(a)   -    Computation of the Corporation's Consolidated Ratio
                             of Earnings to Fixed Charges (excluding interest on
                             deposits).

+               12(b)   -    Computation of the Corporation's Consolidated Ratio
                             of Earnings to Fixed Charges (including interest on
                             deposits).

+               12(c)   -    Computation of the Corporation's Consolidated Ratio
                             of Earnings to Combined Fixed Charges and Preferred
                             Stock Dividend Requirements (excluding interest on
                             deposits).

-------------------------------------------------
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

+ Indicates that exhibit was previously filed with the Form 10-K and is not being filed with this 10-K\A.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


+               12(d)   -    Computation of the Corporation's Consolidated Ratio
                             of Earnings to Combined Fixed Charges and Preferred
                             Stock Dividend Requirements (including interest on
                             deposits).

+               13(a)   -    Pages 29 through 58 and 60 through 95 of the
                             Corporation's 1994 Annual Report to Stockholders.

                13(b)   -    Conformed Page 60 of the Corporation's 1994 Annual
                             Report to Stockholders.

+               21      -    List of subsidiaries of Bank of Boston Corporation.

+               23      -    Consent of Independent Accountants.

+               24      -    Power of attorney of certain officers and directors
                             (included on pages II-1 through II-2).

+               27      -    Financial Data Schedule

+               99      -    Notice of Annual Meeting and Proxy Statement for
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

-------------------------------------------------------------------------------

+ Indicates that exhibit was previously filed with the Form 10-K and is not being filed with this 10-K\A.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, and Commonwealth of Massachusetts, on the 9th day of January, 1996.

                              BANK OF BOSTON CORPORATION


                              By  /s/ ROBERT T. JEFFERSON
                                  -----------------------------
                                      Robert T. Jefferson
                                          Comptroller
                                   (Chief Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates listed below.


        Signature                    Title                   Date
        ---------                    -----                   ----
                             Chairman, President,
                             Chief Executive Officer
/s/   CHARLES K. GIFFORD*    and Director               January 9, 1996
---------------------------  (Chief Executive Officer)
     (Charles K. Gifford)

                             Vice Chairman,
                             Chief Financial Officer
/s/   WILLIAM J. SHEA*       and Treasurer              January 9, 1996
---------------------------  (Chief Financial Officer)
     (William J. Shea)


/s/   ROBERT T. JEFFERSON          Comptroller          January 9, 1996
---------------------------  (Chief Accounting Officer)
     (Robert T. Jefferson)

       Signature                  Title                Date
       ---------                  -----                ----


/s/  WAYNE A. BUDD*              Director          January 9, 1996
-----------------------------
    (Wayne A. Budd)


/s/   WILLIAM F. CONNELL*        Director          January 9, 1996
-----------------------------
     (William F. Connell)


/s/   GARY L. COUNTRYMAN*        Director          January 9, 1996
-----------------------------
     (Gary L. Countryman)


/s/   ALICE F. EMERSON*          Director          January 9, 1996
-----------------------------
     (Alice F. Emerson)


/s/   THOMAS J. MAY*             Director          January 9, 1996
-----------------------------
     (Thomas J. May)


/s/   DONALD F. MCHENRY*         Director          January 9, 1996
-----------------------------
     (Donald F. McHenry)


/s/   J. DONALD MONAN*           Director          January 9, 1996
-----------------------------
     (J. Donald Monan)


/s/   PAUL C. O'BRIEN*           Director          January 9, 1996
-----------------------------
     (Paul C. O'Brien)


/s/   JOHN W. ROWE*              Director          January 9, 1996
-----------------------------
     (John W. Rowe)


/s/   RICHARD A. SMITH*          Director          January 9, 1996
-----------------------------
     (Richard A. Smith)


/s/   WILLIAM C. VAN FAASEN*     Director          January 9, 1996
-----------------------------
     (William C. Van Faasen)


/s/   THOMAS B. WHEELER*         Director          January 9, 1996
-----------------------------
     (Thomas B. Wheeler)


/s/   ALFRED M. ZEIEN*           Director          January 9, 1996
-----------------------------
     (Alfred M. Zeien)

*By:  /s/ ROBERT T. JEFFERSON
      ------------------------
      Attorney-in-fact