Form 10-K405
period 1995-12-31
BANK OF BOSTON CORP
filed 1996-03-18
CIK 36672

                                 FORM 10-K
           SECURITIES AND EXCHANGE COMMISSION, WASHINGTON, D.C. 20549
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [Fee Required]
                  For the fiscal year ended December 31, 1995
                                       OR
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

          Securities registered pursuant to Section 12(b) of the Act:
            -------------------------------------------------------

Title of each class
----------------
Common Stock, par value $2.25 per share
Preferred Stock Purchase Rights
Adjustable Rate Cumulative Preferred Stock, Series A (liquidation preference $50 per share)
Adjustable Rate Cumulative Preferred Stock, Series B (liquidation preference $50 per share)
Adjustable Rate Cumulative Preferred Stock, Series C (liquidation preference
  $100 per share)
Depositary Shares, each representing one-tenth of a share of 8.60% Cumulative
  Preferred Stock, Series E (liquidation preference $25 per Depositary Share) Depositary Shares, each representing one-tenth of a share of 7 7/8% Cumulative
  Preferred Stock, Series F (liquidation preference $25 per Depositary Share)

                   Name of each exchange on which registered:
                     -------------------------------------
Each class is registered on the Boston Stock Exchange and on the New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None
               -------------------------------------------------

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

Aggregate market value of shares of common          Number of shares of common
 stock held by non-affiliates of Registrant          stock outstanding as of
       as of March 5, 1996                                 March 5, 1996
    ----------------------------                        -------------------
           $5,352,516,341                                    110,507,016

Documents Incorporated by Reference:
----------------------
1. Pertinent extracts from Registrant's 1995 Annual Report to Stockholders (Parts I, II and IV).
2. Pertinent extracts from Registrant's Proxy Statement in connection with the Registrant's 1996 Annual Meeting of Stockholders (Part III).

                                     INDEX

Name of Item                                                           Page
------------                                                           ----
                                     PART I

Item 1.     Business.................................................    3
              Statistical Disclosure by Bank Holding Companies.......   14
Item 2.     Properties...............................................   20
Item 3.     Legal Proceedings........................................   20
Item 3A.    Executive Officers of the Corporation....................   22
Item 4.     Submission of Matters to a Vote of Security Holders......   23

                                    PART II

Item 5.     Market for Registrant's Common Equity and
               Related Stockholder Matters...........................   24
Item 6.     Selected Financial Data..................................   24
Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................   24
Item 8.     Financial Statements and Supplementary Data..............   24
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure....................   25

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.......   25
Item 11.    Executive Compensation...................................   25
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management.........................................   26
Item 13.    Certain Relationships and Related Transactions...........   26

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K............................................   26

                                   SIGNATURES

            Signatures............................................... II-1

                                     PART I

Item 1.  Business.

                                THE CORPORATION

    Bank of Boston Corporation (the "Corporation") is a registered bank holding company, organized in 1970 under Massachusetts law with both national and international operations. The Corporation, through its subsidiaries, is engaged in providing a wide variety of personal, corporate and global banking services to individuals, corporate and institutional customers, governments and other financial institutions. The Corporation, together with its subsidiaries, operates a network of 500 offices across the U.S. and more than 100 offices in 23 countries in Latin America, Europe and Asia. As of December 31, 1995, approximately 72% of the Corporation's total loan volume consisted of domestic loans and leases, with the balance overseas. As of December 31, 1995, the Corporation's subsidiaries employed, in the aggregate, 17,881 full-time equivalent employees in their domestic and foreign operations.

    The Corporation's principal subsidiary is The First National Bank of
Boston ("FNBB"), a national banking association with its headquarters in Massachusetts. Other major banking subsidiaries of the Corporation are Bank of Boston Connecticut ("BKB Connecticut") and Rhode Island Hospital Trust National Bank ("Hospital Trust").

    The executive office of the Corporation and the head office of FNBB are located at 100 Federal Street, Boston, Massachusetts 02110 (Telephone (617) 434-
2200).

Agreement to Acquire BayBanks, Inc.

    On December 12, 1995, the Corporation and BayBanks, Inc. ("BayBanks") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which a wholly owned subsidiary of the Corporation will be merged with and into BayBanks (the "Merger") and BayBanks will become a subsidiary of the Corporation. BayBanks, a Boston-based bank holding company, had total assets of $12 billion as of December 31, 1995.

    In accordance with the terms of the Merger Agreement, at closing each outstanding share of BayBanks common stock, par value $2.00 per share (the "BayBanks Common Stock"), except for shares (i) held directly or indirectly by the Corporation, other than in a fiduciary capacity or as a result of debts previously contracted, or (ii) held by BayBanks as treasury stock, or
(iii) shares held by stockholders as to which dissenters' rights have been exercised, will be converted into the right to receive 2.2 shares of the common stock of the Corporation, par value $2.25 per share. The Merger is intended to be a tax-free reorganization and is expected to be accounted for as a pooling of interests.

Completion of the acquisition is subject to certain conditions, including approval of the holders of two-thirds of the shares of BayBanks common stock and of the holders of the majority of the Corporation's Common Stock, the approval of regulatory authorities, and other closing conditions customary in this type of transaction. The Merger Agreement is subject to termination in certain circumstances, including if the merger is not consummated by December 31, 1996.

    Simultaneously with the execution of the Merger Agreement, on December 12, 1995, the Corporation and BayBanks entered into reciprocal stock option agreements (the "Stock Option Agreements") pursuant to which BayBanks granted the Corporation an option to purchase up to 3,907,120 shares of BayBanks common stock at a price of $83.75 per share and the Corporation granted to BayBanks an option to purchase up to 22,400,761 shares of the Corporation's Common Stock at a price of $47.50 per share (the "Options"), in each case equaling 19.9% of the outstanding shares of the respective granting company's stock. The Options are exercisable upon the occurrence of certain events described in the Stock Option Agreements.

                          BUSINESS OF THE CORPORATION

    The Corporation's business is generally focused in the areas of personal banking, corporate banking and global banking. The Corporation's management is comprised of the Chairman's Office, which consists of Chairman, President and Chief Executive Officer Charles K. Gifford, Vice Chairman Edward A. O'Neal, and Vice Chairman, Chief Financial Officer and Treasurer William J. Shea, and a Corporate Working Committee. The Corporation's business is made up of core business units and corporate-wide support areas, each led by an executive with authority to operate and manage his or her respective area. These executives, along with the members of the Chairman's Office, comprise the Corporate Working Committee. These core business and corporate wide support areas work closely with one another and each is linked to one of the members of the Chairman's Office. Following the consummation of the BayBanks Merger, the combined company's principal bank will be called BayBank of Boston, N.A. The combined organization will conduct consumer banking business under the "BayBank" name and corporate and international business under the "Bank of Boston" name. William
M. Crozier, Jr., Chairman and President of BayBanks, will become Chairman of the Board of Directors of the Corporation. Three other directors of BayBanks also will join the Corporation's Board. Charles K. Gifford, Chairman and Chief Executive Officer of the Corporation, will be President and Chief Executive Officer and will add the title of Chairman when Mr. Crozier retires in 1998.

    In order to provide flexibility to respond to future business needs and opportunities, the Corporation will be seeking approval from its stockholders at its 1996 Annual Meeting to increase the authorized shares of the Corporation's Common Stock from 200,000,000 shares to 300,000,000 shares and to change the par value of the Corporation's Common Stock from $2.25 to $1.50 per share. If approved, the additional authorized shares would be available for issuance by the Corporation in connection with possible investment opportunities, acquisitions of other companies or for other corporate purposes such as the raising of capital, the issuance of stock dividends, or the issuance of shares pursuant to the Corporation's dividend reinvestment plan, employee benefit plans and incentive compensation plans.

    As previously reported, in March 1995, the Board of Directors of the Corporation approved a $150 million repurchase program with respect to the Corporation's Common Stock. During 1995 and the first quarter of 1996, the Corporation completed this program with the repurchase of shares of the Corporation's Common Stock at a total cost of $148.1 million. All of the shares either have been or will be reissued in connection with various employee benefit programs and acquisitions.

    For discussions of the Corporation's business activities, including its lending activities, its cross-border outstandings and the management of its off-balance sheet exposure, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 44 of the Corporation's 1995 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto and which discussions are incorporated herein by reference.

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

    For financial information on the Corporation's revenue, income and average assets attributable to its domestic and international operations, see "Segment Information" which appears in Note 24 to the Financial Statements and "Cross-Border Outstandings" and "Emerging Markets Countries," which appear on pages 35 through 38 of the Corporation's 1995 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto and which information is hereby incorporated by reference.

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

    One outgrowth of the competitive environment discussed above has been significant consolidation within the financial services industry both on a national and regional level. The Corporation engages on an ongoing basis in reviewing and discussing strategic initiatives focused on leveraging its core competencies over attractive markets, including the expansion of its domestic personal banking and global banking businesses, increasing the capital markets activities of its corporate banking business, the divestiture of non-core business units and the formation of strategic alliances. Consistent with this strategy, in 1995 the Corporation engaged in the following transactions in addition to the BayBanks acquisition:

    On October 11, 1995, the Corporation announced a definitive agreement to acquire The Boston Bancorp ("Bancorp"), the holding company of South Boston Savings Bank, a Massachusetts chartered savings bank with approximately $1.3 billion in deposits at October 31, 1995. The transaction will be a tax free exchange of common stock and the purchase price is currently estimated at approximately $230 million. The transaction, which will be accounted for as a purchase, is currently anticipated to close in the middle of 1996, subject to the approval by federal and state bank regulators and the stockholders of Bancorp.

    During the first quarter of 1995, the Corporation completed its acquisition of Ganis Credit Corporation ("Ganis"), a privately-held consumer finance company headquartered in Newport Beach, California. Ganis specializes in collateralized lending for recreational vehicle and boats and had approximately $540 million in consumer loans outstanding at December 31, 1995. In July 1995, Fidelity Acceptance Corporation, the Corporation's national consumer finance company, completed the acquisition of approximately $110 million in consumer loans and assumed 46 branches of Century Acceptance Corporation, a national consumer finance company based in Kansas City, Missouri.

    Effective in the fourth quarter of 1995, the Corporation formed a joint venture with Boston Financial Data Services (a joint venture of State Street Bank and Trust Company and DST Systems, Inc.), combining their respective stock transfer businesses into a single entity that is 50% owned by each party.

    On March 15, 1996 the Corporation announced that it had closed its previously announced transaction relating to the sale of its mortgage banking business.

    On December 11, 1995, two equity investment firms, Thomas H. Lee Company ("Lee") and Madison Dearborn Partners ("Madison"), entered into an agreement to acquire the Corporation's mortgage banking subsidiary, BancBoston Mortgage Corporation ("BBMC") with the Corporation retaining a 45% interest. The new independent mortgage company, named HomeSide, Inc., will be positioned to compete more effectively in a consolidating mortgage banking industry.

    On March 4, 1996 HomeSide, Inc. signed a definitive agreement with Barnett Banks, Inc. relating to the purchase of Barnett Mortgage Company. This transaction is expected to close in the 2nd quarter of 1996.

    Under the agreement relating to the sale of BBMC, the Corporation agreed to receive a fixed price of $225 million and maintain a hedging program designed to protect the enterprise value of BBMC. On March 15, 1996, this transaction closed and the Corporation realized a net gain after taxes of approximately $40 million. An additional after-tax gain of approximately $30 million is expected to be reported in the second quarter of 1996. These gains are expected to be substantially offset by an after-tax net hedging loss of approximately $70 million to be recorded in the first quarter of 1996.

    These losses arise from hedge contracts purchased by the Corporation which are designed to protect the value of the Corporation's mortgage servicing assets and the value of its investment in BBMC. These values are affected by the level of prepayments made by mortgage holders resulting from changes in expected mortgage rates. The value of these contracts fluctuates inversely with the value of the mortgage servicing assets. Due to the sharp increase in long-term interest rates in the first quarter of 1996, the value of these contracts has declined. Concurrently, the value of the mortgage servicing assets and the amount of gain recognized and to be recognized by the Corporation on the disposition of BBMC has increased. This is caused by the fixed price sale nature of this transaction and the fact that the Corporation's investment in BBMC has declined due to the hedging results.

    Early in the first quarter of 1995, the Corporation completed the sale of two of its affiliate banks, Bank of Vermont and Casco Northern Bank, N.A., resulting in a pre-tax gain of approximately $75 million, or $30 million net of tax.

    In October 1995, the Corporation sold its corporate trust business to State Street Bank and Trust Company, resulting in a net pre-tax gain of $20 million, or $12 million net of tax.

    The Corporation intends to continue to explore strategic opportunities as they arise in order to expand its businesses in its selected markets and improve service to its customers.

    In 1994, federal legislation was enacted which permits certain interstate banking transactions. It is anticipated that this legislation may facilitate consolidation within financial institutions that currently have separate operations in two or more states and in the financial services industry. See "Supervision and Regulation" for a discussion of the impact of this and other legislation upon the Corporation and its subsidiaries.

                           SUPERVISION AND REGULATION

    The business in which the Corporation and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies in the states and countries where the Corporation and its subsidiaries operate. The supervision, regulation and examination to which the Corporation and its subsidiaries are subject are often intended by the regulators primarily for the protection of depositors or are aimed at carrying out broad public policy goals rather than for the protection of security holders.

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

    In June 1990, the Board of Directors of the Corporation adopted a stockholder rights agreement (the "Rights Agreement") providing for a dividend of one preferred stock purchase right for each outstanding share of common stock of the Corporation (the "Rights"). Under certain circumstances, the Rights would enable stockholders to purchase common stock of the Corporation or of an acquiring Corporation at a substantial discount. The dividend was distributed on July 12, 1990 to stockholders of record on that date. Holders of shares of the Corporation's common stock issued subsequent to that date receive the Rights with their shares. The Rights trade automatically with shares of the Corporation's common stock and become exercisable only under certain circumstances.

    The purpose of the Rights Agreement is to encourage potential acquirers to negotiate with the Corporation's Board of Directors prior to attempting a takeover and to provide the Board with leverage in negotiating on behalf of all stockholders the terms of any proposed takeover. The Rights may have certain anti-takeover effects. The Rights should not interfere, however, with any merger or other business combination approved by the Board of Directors. The Rights Agreement was amended on December 12, 1995, to exclude the BayBanks merger agreement, the stock option agreement granted by the Corporation to BayBanks in connection with the merger agreement, and all transactions contemplated thereby, from the scope of the Rights Agreement. For a further discussion of the Corporation's Rights Agreement, see the description of the Rights set forth in the Corporation's registration statement on Form 8-A relating to the Rights (including the Rights Agreement, dated as of June 28, 1990, between the Corporation and FNBB, as Rights Agent, which is attached as an exhibit to the Form 8-A) and the amendment thereto, which are incorporated herein by reference.

                      The Corporation's Bank Subsidiaries

General

    The Corporation's bank subsidiaries that are national banks are subject to the supervision of, and are regularly examined by the Office of the Comptroller of the Currency (the "OCC"). The Corporation's state-chartered bank subsidiary is subject to the supervision of, and is regularly examined by, the Federal Deposit Insurance Corporation (the "FDIC") as well as by its state bank regulator. The Corporation's subsidiary banks' domestic deposits are insured by the Bank Insurance Fund of the FDIC to the extent allowed by law and, accordingly, the banks are subject to the regulations of the FDIC. As members of the Federal Reserve System, the nationally chartered banks are also subject to regulation by the Federal Reserve Board. Hospital Trust, as a member of the Federal Home Loan Bank of Boston, is also subject to the regulations of the Federal Housing Finance Board.

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

FDICIA

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") also provided for expanded regulation of financial institutions. Under FDICIA, banks are placed in one of five capital categories, ranging from "well-capitalized" to "critically undercapitalized," for which the federal banking agencies have established specific capital ratio levels. Pursuant to the agencies' regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of at least 5% and is not subject to a cease and desist order, formal agreement, capital directive, or prompt corrective action directive that requires it to achieve or maintain a higher level of capital. At December 31, 1995, all of the Corporation's banking subsidiaries met the requirements of the "well capitalized" category. The capital categories of the Corporation's bank subsidiaries are determined solely for purposes of applying FDICIA's provisions, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's bank subsidiaries.

Other Regulatory Restrictions

    The FDIC's deposit insurance assessments are based on a risk-based system. The risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank's risk to the Bank Insurance Fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. During 1995, following the attainment of the BIF reserve ratio required by FDICIA, the FDIC reduced the assessment premiums for the BIF risk-based system to provide that the premiums assessable per $100 of insured deposits were to range from $0 to $.27. Under the reduced assessment rate schedule, institutions with the best risk assessment ratings will only have to pay the statutory minimum assessment of $2,000 per year.

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

    In 1995, the aggregate dividends declared by the Corporation on its common and preferred stock were approximately $179 million. For each of the first two quarters of 1995, a dividend of $.27 per share was declared and paid on the Corporation's common stock. In each of the last two quarters of 1995, the Corporation declared and paid a dividend on its common stock of $.37 per share.

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

    Various federal and state laws, regulations and policies limit the ability of the Corporation's subsidiaries to pay dividends to the Corporation. Federal banking law requires the approval of the OCC if the aggregate total of the dividends declared by any of the Corporation's national bank subsidiaries in any calendar year will exceed the bank's net profits, as defined by applicable regulation, for that year combined with retained net profits for the preceding two years. Also, state law requires the approval of state bank regulatory authorities if the dividends declared by state banks exceed similar prescribed limits. In 1995, an aggregate of approximately $364 million of dividends were declared and paid by the Corporation's subsidiaries. Included in the amount of dividends paid to the Corporation by its subsidiaries was $205 million received from one of the Corporation's subsidiary bank holding companies in connection with its sale of Casco Northern Bank, N.A. The payment of any future dividends by the Corporation's subsidiaries will be determined based on a number of factors, including the subsidiary's liquidity, asset quality profile, capital adequacy and recent earnings history. Information concerning the Corporation and its bank subsidiaries with respect to dividends is set forth in Note 13 of the Notes to Financial Statements in the Corporation's 1995 Annual Report to Stockholders which is included in Exhibit 13 hereto and which discussion is incorporated herein by reference. See the related discussions set forth below in "Capital" and "Legislation."

Capital

    Information concerning the Corporation and its bank subsidiaries with respect to capital is set forth under the caption "Capital Management" in the Corporation's 1995 Annual Report to Stockholders on pages 42 and 43, which pages are included in Exhibit 13 hereto and which discussion is incorporated herein by reference. See also "Legislation" below and "Dividends" above.

Legislation

    In addition to extensive existing government regulation, laws and regulations in the states and countries where the Corporation and its subsidiaries do business can change in unpredictable ways, often with significant effects on the way in which financial institutions may conduct business. The enactment of banking legislation such as FIRREA and FDICIA has affected the banking industry by, among other things, broadening the powers of the federal banking agencies in a number of areas. Other legislation which has been enacted in recent years has substantially increased the level of competition among commercial banks, thrift institutions and non-banking institutions, including insurance companies, brokerage firms, mutual funds, investment banks and major retailers.

    In 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Act") was enacted. The Interstate Act's provisions, among other things: (i) permit bank holding companies to acquire control of banks in any state beginning September 28, 1995, subject to (a) specified maximum national and state deposit concentration limits; (b) any applicable state law provisions requiring that the acquired bank has to have been in existence for a specified period of up to 5 years; (c) any applicable nondiscriminatory state provisions that make an acquisition of a bank contingent upon a requirement to hold a portion of such bank's assets available for call by a state sponsored housing entity; and (d) applicable anti-trust laws; (ii) authorize interstate mergers by banks in different states, including branching through bank mergers, beginning June 1, 1997, subject to the provisions noted in (i) and to any state laws that opt in as of an earlier date or opt out of the provision entirely;
(iii) authorize states to enact legislation permitting interstate de novo branching; and (iv) provide for certain additional limitations on foreign bank activities.

    The full impact of the Interstate Act will not be completely known until the enactment and implementation by the various federal banking agencies of the underlying regulations and actions required by the Act. However, it is anticipated that the Interstate Act may facilitate consolidation within financial institutions that currently have separate operations in two or more states and in the financial services industry.

    Additional legislation which is considered from time to time could affect the business of the Corporation. See also "Supervision and Regulation -- the Corporation" discussed above.

Regulatory Matters

    As previously reported, in January 1994, the Securities and Exchange Commission (the "Commission") commenced an administrative proceeding against the Corporation related to the Commission's claim that the Corporation's second quarter 1989 Form 10-Q did not disclose known trends or uncertainties with respect to the Corporation's credit portfolio, and specifically, its domestic commercial real estate portfolio. The Corporation reported a significant loss in the third quarter of 1989 as a result of adding to its reserve for credit losses, primarily due to deterioration in the credit quality of its domestic commercial real estate portfolio. A hearing before an administrative law judge was conducted in May 1994 and the judge issued a decision finding for the Commission on December 22, 1995. The decision included an order that prohibits the Corporation from committing or causing any violations of Section 13(a) of the Exchange Act and Rules 12b-20 and 13a-13 thereunder. The order became effective on February 26, 1996. The decision and order will not result in any monetary penalties to the Corporation.


                 GOVERNMENTAL POLICIES AND ECONOMIC CONDITIONS

    In 1995, U.S. economic growth slowed to a more moderate but sustainable pace and, for the fifth consecutive year, inflation rose by 3 percent or less. Both developments reflect the Federal Reserve's 'pre-emptive' interest rate increases of 1994 and early 1995. Economic expansion also continued in New England, but at an even more modest pace than for the nation as a whole. Since the state of the regional economy reflects structural as well as cyclical forces, it is expected that New England will continue to lag the nation in job growth, as it has since the late 1980's.

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

    The Corporation will continue to monitor the economic situation in those countries in which the Corporation has local operations or cross-border exposure, particularly in Argentina and Brazil. Additional information with respect to the countries where the Corporation has local operations or cross-border exposure is included in "Cross-Border Outstandings" and "Emerging Markets Countries" on pages 35 through 38 of the Corporation's 1995 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto and which discussions are incorporated herein by reference.

    This section should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" contained in the Corporation's 1995 Annual Report to Stockholders on pages 19 through 44, which pages are included in Exhibit 13 hereto and which discussion is incorporated herein by reference.

                STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

    The information set forth below is being provided in accordance with the Securities Exchange Act of 1934, Industry Guide 3.

Average Balances and Interest Rates

    The information required by this item is presented on pages 45 through 47 of the Corporation's 1995 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

Change in Net Interest Revenue-Volume and Rate Analysis: 1995 compared with 1994, and 1994 compared with 1993

    The information required by this item is presented on page 48 of the Corporation's 1995 Annual Report to Stockholders, which page is included in
Exhibit 13 hereto, and such information is incorporated herein by reference.

Securities

The following table sets forth the carrying values of securities held to maturity on the dates indicated:

December 31                                  1995      1994      1993
(In millions)
U.S. Treasury                              $     4   $    12   $   317
U.S. government agencies
  and corporations -
  Mortgage-backed securities                   523     1,449     1,046
States and political subdivisions                5        30        29
Foreign debt securities                         11       123       109
Other equity securities                         70        89        68
                                             -----     -----     -----
                                           $   613   $ 1,703   $ 1,569
                                             =====     =====     =====

The following table sets forth the carrying values of securities available for sale on the dates indicated:


December 31                                   1995      1994      1993
(In millions)
U.S. Treasury                              $   665   $ 1,487   $   110
U.S. government agencies
  and corporations -
  Mortgage-backed securities                 3,037       766       498
States and political subdivisions               21
Foreign debt securities                        685       384       490
Other debt securities                          290       142       150
Marketable equity securities                   152        72        74
Other equity securities                        164       146       116
                                             -----     -----     -----
                                           $ 5,014   $ 2,997   $ 1,438
                                             =====     =====     =====

The following tables set forth the relative maturities and weighted average interest rates of securities available for sale and held to maturity at December 31, 1995, excluding equity securities. Certain securities, such as mortgage-backed securities, may not become due at a single maturity date. Such securities have been classified within the category that represents the due dates for the majority of the instrument. Rates for states and political subdivisions are stated on a fully taxable equivalent basis assuming a 35% federal income tax rate, adjusted for applicable state and local income taxes net of related federal tax benefit.



                                                   After One But          After Five But
                                Within One Year   Within Five Years      Within Ten Years     After Ten Years                Total
                                Amount     Rate   Amount       Rate      Amount      Rate     Amount     Rate      Amount    Rate
AVAILABLE FOR SALE
(Dollars in millions)

U.S. Treasury                  $ 652       6.3%   $    10       6.7%    $     3       7.1%                        $   665     6.3%
U.S. government agencies
      and corporations -
        Mortgage-backed
         securities               29       5.4        944       7.0         790       7.0     $ 1,274      6.3%     3,037     6.7

     States and political
      subdivisions                 8       3.6          4      11.3           9       9.3                              21     7.7

Foreign debt securities          233       8.1        337      13.7         100      12.8          15     11.1        685    11.6
Other debt securities             31      12.3         67      13.3         187      10.3           5      9.9        290    11.2
                                 ---                -----                 -----                 -----               -----
    Total carrying value       $ 953       6.9%   $ 1,362       9.0%    $ 1,089       8.1%    $ 1,294      6.3%   $ 4,698     7.6%
                                 ===                =====                 =====                 =====               =====
                                                    After One But          After Five But
                                Within One Year   Within Five Years      Within Ten Years     After Ten Years                Total
                                Amount     Rate   Amount       Rate      Amount      Rate     Amount     Rate      Amount    Rate
HELD TO MATURITY
(Dollars in millions)

U.S. Treasury                  $   4       5.4%                                                                   $     4       5.4%

U.S. government agencies
     and corporations -
        Mortgage-backed
         securities                               $   110       6.5%    $   197       7.1%    $   216      6.1%       523       6.5

     States and political
      subdivisions                 5       3.4                                                                          5       3.4

Foreign debt securities            2       6.9          5       5.6           3       6.8           1      7.7         11       6.3
                                 ---                -----                 -----                 -----               -----
    Total carrying value       $  11       4.9%   $   115       6.4%    $   200       7.1%    $   217      6.1%   $   543       6.5%

                                 ===                =====                 =====                 =====               =====

Loans and Leases

A portion of the information required by this item is presented on page 29 of the Corporation's 1995 Annual Report to Stockholders, which page is included in
Exhibit 13 hereto, and such information is incorporated herein by reference.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturities and interest rate sensitivity, based on original contractual terms, of the Corporation's loans at December 31, 1995, exclusive of domestic office loans secured by 1-4 family residential properties, domestic office loans to individuals and lease financing:

                                                                 After One
                                                                       But
                                                      Within        Within     After
December 31, 1995                                   One Year          Five      Five       Total
 (In millions)                                                       Years     Years
Commercial, industrial and financial              $    5,024   $     4,171   $ 2,226     $11,421
Real estate:
 Construction                                            211           117         8         336
 Other commercial                                      1,029         1,142        99       2,270
Overseas offices                                       7,246           905       190       8,341
                                                      ------         -----     -----     -------
                                                  $   13,510   $     6,335   $ 2,523     $22,368
                                                      ------         -----     -----     -------

Loans with predetermined interest rates           $    3,215   $     1,720   $   342     $ 5,277
Loans with floating interest rates                    10,295         4,615     2,181      17,091
                                                      ------         -----     -----     -------
                                                  $   13,510   $     6,335   $ 2,523     $22,368
                                                      ======         =====     =====     =======

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

Nonaccrual Loans and Leases

The majority of the information required by this item is presented on pages 31 and 32 of the Corporation's 1995 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

The following table presents a five-year analysis of the Corporation's loans and leases that were over ninety days past due and remained on accrual status:

                                                                         DECEMBER
                                                                               31
---------------------------------------------------------------------------------
(In millions)                             1995    1994    1993    1992       1991
Loans and leases over ninety days past    $ 16   $  13   $   7   $   6      $   3
 due and on accrual status..............
---------------------------------------------------------------------------------

Renegotiated Loans

Loans are renegotiated when the Corporation determines that it will ultimately receive greater economic value by revising the terms than through foreclosure, liquidation or bankruptcy. Candidates for renegotiation must meet specific guidelines and undergo extensive due diligence reviews. Once a renegotiation takes place, the loan is subject to the accounting and disclosure rules prescribed by SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

Renegotiated loans at the end of each of the last five years were as follows:

December 31
(Dollars in millions)                    1995   1994   1993   1992   1991
Renegotiated loans ..................    $  27  $  68  $ 225  $ 401  $ 353
                                         =====  =====  =====  =====  =====

Cross-Border Outstandings

The information required by this item is presented on pages 35 through 37 of the Corporation's 1995 Annual Report to Stockholders, which pages are included in
Exhibit 13 hereto, and such information is incorporated herein by reference.

Reserve for Credit Losses: Allocation of Reserve for Credit Losses and Analysis of Reserve for Credit Losses

The majority of the information required by this item is presented on pages 32 through 34 of the Corporation's 1995 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

Allocation of Reserve for Credit Losses

The following table presents the allocation of the reserve for credit losses by loan and lease financing category, with the excess between the total reserve and the amounts specifically allocated to each loan category identified as ''unallocated.'' The unallocated reserve is part of the general reserve of the Corporation and, as such, is available for both Domestic and International credit losses. The percentage of loans outstanding in each category to total loans is presented on page 31 of the Corporation's 1995 Annual Report to Stockholders, which page is included in Exhibit 13 hereto, and such information is incorporated herein by reference.


(dollars in millions)

DECEMBER 31                                           1995               1994               1993               1992
                                                   PERCENT            PERCENT            PERCENT            PERCENT
                                          AMOUNT  OF TOTAL   AMOUNT  OF TOTAL   AMOUNT  OF TOTAL   AMOUNT  OF TOTAL
UNITED STATES
Commercial, industrial and financial   .    $182      24.7%    $253      37.2%    $246      31.9%    $273      29.5%
Commercial real estate, including
   construction.........................      95      12.9      136      20.0      234      30.3      320      34.7
Consumer related loans
   Secured by 1-4 family
     residential properties.............      20       2.7       20       3.0       25       3.2       27       2.9
   Other................................      98      13.3       74      10.9       61       8.0       60       6.5
Lease financing.........................      22       3.0       21       3.0       18       2.4        4        .5
                                            ----     -----     ----     -----     ----     -----     ----     -----
                                             417      56.6      504      74.1      584      75.8      684      74.1
 INTERNATIONAL..........................     168      22.8       85      12.5       86      11.2      120      13.0
                                            ----     -----     ----     -----     ----     -----     ----     -----
                                             585      79.4      589      86.6      670      87.0      804      87.1
Unallocated.............................     151      20.6       91      13.4      100      13.0      119      12.9
                                            ----     -----     ----     -----     ----     -----     ----     -----
                                            $736     100.0%    $680     100.0%    $770     100.0%    $923     100.0%
                                            ====     =====     ====     =====     ====     =====     ====     =====
(dollars in millions)

DECEMBER 31                                             1991
                                                     Percent
                                            Amount  of Total
United States
Commercial, industrial and financial   .    $  429      40.9%
Commercial real estate, including
   construction.........................       298      28.3
Consumer related loans
   Secured by 1-4 family
     residential properties.............        21       2.0
   Other................................        79       7.5
Lease financing.........................         5        .5
                                            ------     -----
                                               832      79.2
 International..........................       102       9.7
                                            ------     -----
                                               934      88.9
Unallocated.............................       117      11.1
                                            ------     -----
                                            $1,051     100.0%
                                            ======     =====

The above allocation reflects provisions for credit losses for International operations for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 of $60 million, $25 million, $26 million, $12 million and $(1) million, respectively. International reserve transfers (to)from unallocated reserves and Domestic operations were $67 million, $4 million, $0, $19 million and $(3) million, respectively, for the same periods.

Deposits

A portion of the information required by this item is presented on pages 45 through 47 of the Corporation's 1995 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

The aggregate amount of deposits by foreign depositors in domestic offices averaged $1,131 million in 1995, $863 million in 1994, and $876 million in 1993. The following table presents the maturities of time certificates of deposit and other time deposits issued by domestic offices in denominations of $100,000 or more, at December 31, 1995:

                                      Certificates   Time
                                      of Deposit     Deposits     Total
(In millions)
Maturing within three months            $    846   $       22   $   868
After three but within six months            167            8       175
After six but within twelve months           140            6       146
After twelve months                          825           61       886
                                           -----           --     -----
                                        $  1,978   $       97   $ 2,075
                                           =====           ==     =====

The majority of foreign office deposits are in denominations of $100,000 or more.

Return on Equity and Assets

The information required by this item is presented on page 18 of the Corporation's 1995 Annual Report to Stockholders, which page is included in
Exhibit 13 hereto, and such information is incorporated herein by reference.

     Short-Term Borrowings

     The following table summarizes the Corporation's short-term borrowings for the three years ended December 31, 1995:

                                                                                            Maximum         Average      Average
                                                                           Weighted          Amount          Amount     Interest
                                                                 Balance    Average     Outstanding     Outstanding         Rate
(Dollars in millions)                                          At end of   Interest      During the      During the   During the
Category of Aggregate Short-Term Borrowings                      Period    Rate (1)          Period          Period       Period
For the Year Ended December 31, 1995
Federal funds purchased (2)                                  $     1,675      5.22%   $       1,675   $         985        5.89%
Term federal funds purchased (2)                                     869      5.80            2,058           1,380        5.13
Securities sold under agreements to repurchase (3)                 1,226      6.38            1,851           1,334        8.01
Demand notes issued to the U.S. Treasury (5)                         304      4.73            1,051             383        5.62
All other (6)                                                      2,500     13.40            3,474           2,921       17.65

For the Year Ended December 31, 1994
Federal funds purchased (2)                                  $       369      5.45%   $       1,131   $         688        4.29%
Term federal funds purchased (2)                                     765      5.77            2,504           1,793        3.62
Securities sold under agreements to repurchase (3)                 1,883      5.89            1,883           1,192        8.58
Demand notes issued to the U.S. Treasury (5)                         389      4.69            1,060             324        3.97
All other (6)                                                      2,733     18.44            3,697           2,895       17.36

For the Year Ended December 31, 1993
Federal funds purchased (2)                                  $       417      3.02%   $         783   $         701        3.01%
Term federal funds purchased (2)                                   2,150      3.36            2,325           1,284        3.34
Securities sold under agreements to repurchase (3)                   799      6.72            1,002             832        4.38
Commercial paper (4)                                                                             35              15        3.59
Demand notes issued to the U.S.  Treasury (5)                        118      2.73            1,219             400        2.81
All other (6)                                                      1,164     24.77            1,164             708        8.42

____________________________________________________________________________
(1) The weighted average interest rates at year-end are not necessarily indicative of the Corporation's normal borrowing rates since interest rates for certain categories of borrowing are subject to abnormal short-term movements.
(2) Federal funds purchased are overnight transactions while term federal funds purchased have maturities in excess of one day. A large portion of federal funds purchased arise because of money market activity in federal funds for regional correspondent banks.
(3) Securities sold under agreements to repurchase by domestic offices mature within one year and are collateralized by U.S. Treasury and U.S.
government agencies and corporation securities. The majority of securities sold under agreements to repurchase by overseas offices in 1995, 1994 and 1993 related to Brazilian operations of FNBB for which various Brazilian government securities served as collateral.
(4) Commercial paper represents unsecured obligations with maximum maturities of nine months.
(5) Demand notes issued to the U.S. Treasury represent depository liabilities that are not subject to reserve requirements and bear interest at one-quarter of one percent below the weekly average federal funds effective interest rate as published by the Federal Reserve.
(6) In 1995 and 1994, the majority of other short-term borrowings represent short-term bank notes issued by FNBB and secured and unsecured obligations of the Corporation's overseas branches and subsidiaries. In 1993, the majority of other short-term borrowings represent secured and unsecured obligations of the Corporation's overseas branches and subsidiaries.

Item 2.  Properties.

     The head offices of the Corporation and FNBB are located in a 37-story building at 100 Federal Street, Boston, Massachusetts. In 1995, FNBB leased approximately 95% of the building's approximately 1.3 million square feet. FNBB's data processing and record keeping operations are located at Columbia Park in Boston. The Columbia Park facility, comprising approximately 425,000 square feet, and the land on which it is situated are owned by FNBB. In addition, FNBB leases operations facilities in Dedham and Canton, Massachusetts, which comprise approximately 180,000 square feet and 105,000 square feet, respectively.

     The headquarters for FNBB's operations in Argentina are located in a 12-story historic landmark building in the center of Buenos Aires. The building consists of approximately 256,000 square feet and is owned by FNBB. The headquarters for FNBB's operations in Brazil are in 3 interconnected buildings in the center of Sao Paulo. FNBB owns a total of 119,000 square feet in the three buildings and leases another 102,000 square feet. In addition, FNBB owns a 10-story, 99,000 square foot building in Sao Paulo where it has consolidated part of its Brazilian operations.

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

Item 3.  Legal Proceedings.

     The Corporation and its subsidiaries in 1995 were or currently are parties to a number of legal proceedings that have arisen in connection with the normal course of business activities of the Corporation, FNBB and the Corporation's other subsidiaries, including the following matters:

     Arnold/Society for Savings Bancorp, Inc. As previously reported, in March 1993, a complaint was filed in Delaware Chancery Court against the Corporation, Society for Savings Bancorp, Inc. ("Society") and certain Society directors.
The action was brought by a Society stockholder, individually and as a class action on behalf of all Society stockholders of record on the date the Corporation proposed acquisition of Society was announced, and sought an injunction with respect to the acquisition and damages in an unspecified amount. In May 1993, the Chancery Court denied the plaintiff's motion for a preliminary injunction and in July 1993, the Corporation acquired Society. On January 23, 1995, the defendants filed a motion for summary judgment with the Chancery Court and on June 15, 1995, the Court granted summary judgment in favor of the defendants on all claims except for an aiding and abetting claim against the Corporation on which no summary judgment motion has yet been filed. The Chancery Court also denied plaintiff's motion for rehearing. Following the entry of an Order of Final Judgment by the Chancery Court, the plaintiff appealed the June 15, 1995 opinion to the Delaware Supreme Court. The matter was argued before the Delaware Supreme Court on February 21, 1996 and remains under advisement.

     Society Class Action. As previously reported, in 1990 a class action complaint was filed in U.S. District Court for the District of Connecticut against Society, two of its then senior officers and one former officer. The complaint, as subsequently amended, alleges that Society's financial reports for fiscal years 1988, 1989, and the first half of 1990 contained material misstatements or omissions concerning its real estate loan portfolio and other matters, in violation of Connecticut common law and of Sections 10(b) and 20 of the Securities Exchange Act of 1934. The action was brought by a Society shareholder, individually and as a class action on behalf of purchasers of Society's stock from January 19, 1989 through November 30, 1990 and seeks damages in an unspecified amount. Society and the defendant officers have denied the allegations of the amended complaint and on July 14, 1995 filed a motion for summary judgment. The plaintiff has filed its opposition to summary judgment, but the court has not yet rendered a decision.

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

     Fidelity Acceptance Corporation litigation. Fidelity Acceptance Corporation ("FAC"), an indirect subsidiary of the Corporation that is engaged in consumer lending, and/or certain of FAC's subsidiaries (collectively referred to as FAC), are defendants in class action and other lawsuits brought in Illinois, Alabama, Mississippi, Georgia and Missouri by FAC borrowers. These lawsuits, which include claims for punitive damages, challenge various of FAC's lending and insurance practices, including, among others, the placing of collateral protection insurance, calculating the amount of credit life insurance, and the determination of applicable interest rates.

     Management, after reviewing all actions and proceedings pending against the Corporation and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to the Corporation's results of operations or financial condition.

     Item 3A.   Executive Officers of the Corporation.

     Information with respect to the executive officers of the Corporation, as of March 1, 1996, is set forth below. Executive Officers are generally elected annually by the Board of Directors and hold office until the following year and until their successors are chosen and qualified, unless they sooner resign, retire, die or are removed. Except where otherwise noted, the positions listed for the officers are for both the Corporation and FNBB.

                                                                                                                Executive Officer
                                                                                                                -----------------
           Name                     Age       Current Position                                                        Since
           ----                     ---       ----------------                                                        -----
Charles K. Gifford                   53  Chairman of the Board of Directors, Chief Executive Officer and                 1987
                                           President
Edward A. O'Neal                     51  Vice Chairman                                                                   1992
William J. Shea                      48  Vice Chairman, Chief Financial Officer & Treasurer of the                       1993
                                           Corporation and Vice Chairman and Chief Financial Officer of
                                           FNBB
Guilliaem Aertsen IV                 48  Group Executive, Global Capital Markets                                         1993
Melville E. Blake III                41  Executive Director, Strategic Planning                                          1993
Robert L. Champion, Jr.              51  Executive Director, Corporate Administrative Services                           1993
Barbara F. Clark                     49  Group Executive, Media & Communications                                         1993
Edward P. Collins                    49  Group Executive, Asset Based Finance                                            1993
Helen G. Drinan                      48  Executive Director, Human Resources                                             1993
Robert E. Gallery                    44  Regional Manager, Europe                                                        1993
Susan P. Haney                       48  Group Executive, The Private Bank                                               1993
Paul F. Hogan                        50  Executive Vice President, Corporate Relationship Banking                        1993
Thomas J. Hollister                  41  Group Executive, Retail & Small Business                                        1993
Ira A. Jackson                       47  Executive Director, External Affairs                                            1987
Robert T. Jefferson                  48  Comptroller                                                                     1993
Michael R. Lezenski                  48  Executive Director, Technology and System Services, Chief                       1993
                                           Technology Officer
Mark A. MacLennan                    42  Group Executive, Global Financial Services                                      1993
Peter J. Manning                     57  Executive Director, Mergers & Acquisitions                                      1990
John L. Mastromarino                 41  Executive Director, Risk Management                                        December 1995
David E. McKown                      58  Group Executive, Diversified Finance & Real Estate                              1993
Henrique de Campos  Meirelles        50  Regional Manager, Brazil                                                        1994
Joanne E. Nuzzo                      53  Executive Director, Banking Operations                                          1994
William H. Ott                       43  Group Executive, Consumer Lending Group                                         1993
Joe K. Pickett                       50  Group Executive, Mortgage Banking                                               1993
Richard A. Remis                     41  Group Executive, New England Corporate Banking                                  1993
Manuel R. Sacerdote                  53  Regional Manager, Southern Cone (Argentina, Uruguay, Chile)                     1994
Gary A. Spiess                       55  General Counsel and Clerk of the Corporation and General Counsel,               1987
                                           Secretary & Cashier of FNBB
Susannah M. Swihart                  40  Group Executive, Chairman's Office                                              1993
Eliot N. Vestner, Jr.                60  Executive Counsel                                                               1987
Bradford H. Warner                   44  Group Executive, Global Treasury                                                1989


     All of the foregoing individuals have been officers of the Corporation or one of its subsidiaries for the past five years except for Messrs. Blake, Gallery, Mastromarino, O'Neal, Ott and Shea. Mr. Gallery came to the Corporation in 1991 from The First National Bank of Chicago where he had been Division Manager, Midwest since 1989. Prior to joining the Corporation in 1992, Mr. O'Neal was employed by Chemical Banking Corporation as Senior Executive Vice President, Operating Services and Nationwide Consumer in 1992 and Vice Chairman and Director from 1990 to 1991. Mr. Blake also joined the Corporation in 1992 and prior to that time had been Vice President of the MAC Group/Gemini Consulting since 1988. Mr. Ott came to the Corporation in 1992 from Constellation Bancorp where he served as Executive Vice President, Community Banking Division, and prior to that time was an Associate at TAC Associates from 1991 to 1992 and Senior Vice President, Community Banking Division of Fleet Bank from 1990 to 1991. Mr. Shea joined the Corporation in 1993 from Coopers & Lybrand, where he had served as a partner since 1983 and as Vice Chairman since 1991. Mr. Mastromarino joined the Corporation in 1995 from the OCC where he had served as Examiner-in-Charge of the OCC's London office from 1993 to 1995, and prior to that time was the OCC's Examiner-in-Charge at the Corporation since 1988.

Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The information required by this Item is presented on pages 17, 18 and 49 of the Corporation's 1995 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is hereby incorporated by reference.

Item 6.  Selected Financial Data.

     The "Consolidated Selected Financial Data" of the Corporation for the six years ended December 31, 1995 appears on pages 17 and 18 of the Corporation's 1995 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information in response to this Item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 44 of the Corporation's 1995 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

     The financial statements and supplementary data required by this Item are included on the pages of the Corporation's 1995 Annual Report to Stockholders indicated below, which pages are included in Exhibit 13 hereto, and such statements and data are hereby incorporated by reference.

                                                           Page of 1995 Annual
                                                          Report to Stockholders

Summary of Quarterly Consolidated Financial Information
   and Common Stock Data..............................................        49

Report of Independent Accountants.....................................        51

Bank of Boston Corporation:

Consolidated Balance Sheet as of December 31, 1995
 and 1994.............................................................        52
Consolidated Statement of Income for the years
 ended December 31, 1995, 1994 and 1993...............................        53
Consolidated Statement of Changes in Stockholders'
 Equity for the years ended December 31, 1995, 1994 and 1993..........        54
Consolidated Statement of Cash Flows for the years
 ended December 31, 1995, 1994 and 1993...............................        55
Notes to Financial Statements.........................................        56 through 79

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information concerning the Executive Officers of the Corporation which responds to this Item is contained in the response to Item 3A contained in Part I of this Report and is hereby incorporated by reference herein. The information that responds to this Item with respect to Directors is contained under the heading "Election of Directors" in the Corporation's definitive proxy statement for its 1996 Annual Meeting of Stockholders, which is required to be filed pursuant to Regulation 14A of the Exchange Act and which will be filed with the Commission not later than 120 days after the end of the Corporation's fiscal year (the "Proxy Statement"). Information with respect to compliance by the Corporation's directors and executive officers with Section 16(a) of the Exchange Act is contained under the heading "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement. The foregoing information from the Proxy Statement is hereby incorporated by reference. Pursuant to General Instruction G(3) to Form 10-K, the foregoing information from the Proxy Statement is hereby incorporated by reference.

Item 11.  Executive Compensation.

     The information required in response to this Item is contained under the heading "Compensation of Executive Officers" in the Proxy Statement. Pursuant to General Instruction G(3) to Form 10-K, the foregoing information from the Proxy Statement, with the exception of the section entitled "Compensation Committee Report on Executive Compensation," is hereby incorporated by reference.

     In 1995, Ira Stepanian, the former Chairman and Chief Executive Officer of the Corporation and FNBB, entered into a retirement transition agreement with the Corporation and FNBB. Pursuant to the terms of the agreement, Mr. Stepanian is entitled to receive, until November 1998, payments of approximately $1,950,000 per year (representing continuation of his base salary at retirement plus the average of certain past bonuses) plus the continuation of pension, certain matching contributions, death benefits and other employee benefits during that period as though he had remained an active employee, but he will no longer participate in stock-based benefits. The portion of such payments and continuation arrangements made in 1995 is set forth in the Proxy Statement. In addition, Mr. Stepanian is entitled to office space and other perquisites available to other retired senior executives of the Corporation, to reimbursement of certain fees and expenses associated with the negotiation and execution of the retirement transition agreement and to the payment of employee benefits accrued during his service with the Corporation. Mr. Stepanian has agreed that, through November 1998, he will not compete with the Corporation or any of its subsidiaries in certain activities in New England.

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

     3(b) - By-Laws of the Corporation, as amended through April 28, 1994, incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).

     4(a) - Fiscal and Paying Agency Agreement dated as of February 10, 1986 defining rights of holders of the Corporation's Subordinated Floating Rate Notes Due 2001, incorporated herein by reference to
             Exhibit 4(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-6522).

     4(b) - Fiscal and Paying Agency Agreement dated as of August 26, 1986 defining rights of holders of the Corporation's Floating Rate Subordinated Equity Commitment Notes Due 1998 incorporated herein by reference to Exhibit 4(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-6522).

     4(c) - Indenture dated as of June 15, 1987 defining the rights of holders of the Corporation's 9 1/2% Subordinated Equity Contract Notes due 1997, incorporated herein by reference to Exhibit 4(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, l987 (File No. 1-6522).

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     4(d) - Subordinated Indenture dated as of June 15, 1992, as amended by the First Supplemental Indenture dated as of June 24, 1993, and forms of notes defining rights of the holders of the Corporation's 6 7/8% Subordinated Notes due 2003, the 6 5/8% Subordinated Notes due 2005, and the 6 5/8% Subordinated Notes due 2004, incorporated herein by reference to Exhibit 4(d) to the Corporation's Registration Statement on Form S-3 (Registration Numbers 33-48418 and 33-52571), Exhibits 4(e) and 4(f) to the Corporation's Current Report on Form 8-K dated June 24, 1993, Exhibit 4 to the Corporation's Current Report on Form 8-K dated November 15, 1993, and Exhibit 4 to the Corporation's Current Report on Form 8-K dated January 5, 1994 (File No. 1-6522).

     4(e) - Senior Indenture dated as of June 15, 1992, and forms of notes defining rights of the holders of the Corporation's Senior Floating Rate Notes due June 1996 and the Corporation's Senior Floating Rate Medium-Term Notes Due Nine Months or More from the Date of Issue, incorporated herein by reference to Exhibit 4(c) to the Corporation's Registration Statement on Form S-3 (Registration Numbers 33-48418 and 33-52571), Exhibit 4 to the Corporation's Current Report on Form 8-K dated June 15, 1994 and Exhibit 4(b) to the Corporation's Current Report on Form 8-K dated December 16, 1994 (File No. 1-6522).

     4(f) - Rights Agreement, dated as of June 28, 1990, between the Corporation and FNBB, as Rights Agent, and the description of the Rights, incorporated herein by reference to the Corporation's registration statement on Form 8-A relating to the Rights and to
             Exhibit 1 of such registration statement (File No. 1-6522).

     4(g) - Amendment, dated December 12, 1995, to the Corporation's Rights Agreement.

     4(h) - Deposit Agreement, dated August 13, 1992 between the Corporation and FNBB, as Depositary, relating to the Corporation's Depositary Shares, each representing a one-tenth interest in the Corporation's 8.60% Cumulative Preferred Stock, Series E, incorporated herein by reference to Exhibit 4(b) to the Corporation's Current Report on Form 8-K dated August 13, 1992 (File No. 1-6522).

     4(i) - Deposit Agreement, dated as of June 30, 1993 between the Corporation and FNBB, as Depositary, relating to the Corporation's Depositary Shares, each representing a one-tenth interest in the Corporation's 7 7/8% Cumulative Preferred Stock, Series F, incorporated herein by reference to Exhibit 4(b) to the Corporation's Current Report on Form 8-K dated June 24, 1993 (File No. 1-6522).

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     10(a) - Bank of Boston Corporation 1982 Stock Option Plan, as amended, effective February 13, 1995, incorporated herein by reference to
               Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

     10(b) - Bank of Boston Corporation 1986 Stock Option Plan, as amended, effective February 13, 1995, incorporated herein by reference to
               Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

     10(c)  -  Bank of Boston Corporation and its Subsidiaries Performance
               Recognition Opportunity Plan, as amended effective June 23, 1994, incorporated herein by reference to Exhibit 10(c) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

     10(d) - Bank of Boston Corporation Executive Deferred Compensation Plan, as amended, effective June 23, 1994, incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

     10(e)  -  The First National Bank of Boston Bonus Supplemental Employee
               Retirement Plan, as amended, through June 23, 1994, incorporated herein by reference to Exhibit 10(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

     10(f)  -  Description of the Corporation's Supplemental Life Insurance
               Plan, incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 1-6522).*

     10(g)  -  The First National Bank of Boston Excess Benefit Supplemental
               Employee Retirement Plan, as amended, effective June 23, 1994, 1994, incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

-----------------------------------------------
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     10(h) - Bank of Boston Corporation 1991 Long-Term Stock Incentive Plan, as amended, effective February 13, 1995, incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

     10(i)  -  Bank of Boston Corporation Relocation Policy, as amended through
               October, 1990, incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-6522).*

     10(j)  -  Description of the Corporation's Supplemental Long-Term
               Disability Plan effective as of February 10, 1994, incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-6522).*

     10(k) - Bank of Boston Corporation's Director Stock Award Plan effective as of January 1, 1995, incorporated herein by reference to
               Exhibit 10(m) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

     10(l) - Form of Severance Agreement for certain officers, incorporated herein by reference to Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-6522).*


-------------------------------------------------
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     10(m) - Form of Severance Agreement for certain officers, incorporated herein by reference to Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-6522).*

     10(n) - Bank of Boston Corporation Directors Deferred Compensation Plan effective March 28, 1991, incorporated herein by reference to
               Exhibit 10(q) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

     10(o)  -  The First National Bank of Boston Directors Deferred Compensation
               Plan effective March 28, 1991, incorporated herein by reference to Exhibit 10(r) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

     10(p) - Retirement Transition Agreement between the Corporation, FNBB and an executive officer.*

     10(q)  -  Lease dated as of September 1, 1991 between The First National
               Bank of Boston and The Equitable Federal Street Realty Company Limited Partnership, incorporated herein by reference to
               Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-6522).

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

     13     -  Pages 17 through 49 and 51 through 79 of the Corporation's 1995
               Annual Report to Stockholders.


---------------------------------------------
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     21    -   List of subsidiaries of Bank of Boston Corporation.

     23    -   Consent of Independent Accountants.

     24    -   Power of attorney of certain officers and directors (included on pages II-1 through II-2).

     27    -   Financial Data Schedule

     99    -   Notice of Annual Meeting and Proxy Statement for the Annual
               Meeting of the Corporation's Stockholders to be held April 25, 1996, incorporated herein by reference to the Corporation's filing under Regulation 14A of the Exchange Act. (Pursuant to General Instruction G(3) to Form 10-K, the information required to be filed by Part III hereof is incorporated by reference from the Corporation's definitive proxy statement which is required to be filed pursuant to Regulation 14A and which will be filed with the Commission not later than 120 days after the end of the Corporation's fiscal year.)

(b) During the fourth quarter of 1995, the Corporation filed two Current Reports on Form 8-K. The current reports, dated October 19, 1995 and December 12, 1995, contained information pursuant to items 5 and 7 of Form 8-K. The Corporation also filed Current Reports on Form 8-K dated January 16, 1996 and January 18, 1996, which contained information pursuant to items 5 and 7 of Form 8-K.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, and Commonwealth of Massachusetts, on the 15th day of March, 1996.

                                      BANK OF BOSTON CORPORATION


                                      By  /s/     CHARLES K. GIFFORD
                                          ---------------------------------
                                                (Charles K. Gifford)
                                             (Chairman, President and
                                              Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates listed below. By so signing, each of the undersigned, in his or her capacity as a director or officer, or both, as the case may be, of the Corporation, does hereby appoint Charles K. Gifford, William J. Shea, Bradford
H. Warner, Robert T. Jefferson and Gary A. Spiess, and each of them severally, or if more than one acts, a majority of them, his or her true and lawful attorneys or attorney to execute in his or her name, place and stead, in his or her capacity as a director or officer or both, as the case may be, of the Corporation, any and all amendments to said report and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of each of the undersigned, in any and all capacities, every act whatsoever requisite or necessary to be done in the premises as fully and to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and approving the acts of said attorneys and each of them.

      Signature                        Title                                 Date
      ---------                        -----                                 ----
                                  Chairman of the Board of Directors,
   /s/  CHARLES K. GIFFORD        President, Chief Executive Officer
---------------------------       and Director                            March 15, 1996
       (Charles K. Gifford)       (Chief Executive Officer)


                                   Vice Chairman,
   /s/  WILLIAM J. SHEA            Chief Financial Officer
---------------------------        and Treasurer                          March 15, 1996
       (William J. Shea)           (Chief Financial Officer)


   /s/  ROBERT T. JEFFERSON
------------------------------        Comptroller                         March 15, 1996
       (Robert T. Jefferson)       (Chief Accounting Officer)


     Signature                        Title                Date
     ---------                        -----                ----

/s/    WAYNE A. BUDD                 Director          March 15, 1996
---------------------------------
      (Wayne A. Budd)


/s/    WILLIAM F. CONNELL            Director          March 15, 1996
---------------------------------
      (William F. Connell)


/s/                                  Director
---------------------------------
     (Gary L. Countryman)


/s/      ALICE F. EMERSON            Director          March 15, 1996
---------------------------------
        (Alice F. Emerson)


/s/      THOMAS J. MAY               Director          March 15, 1996
---------------------------------
        (Thomas J. May)


/s/     DONALD F. McHENRY            Director          March 15, 1996
---------------------------------
       (Donald F. McHenry)


/s/     J. DONALD MONAN              Director          March 15, 1996
---------------------------------
       (J. Donald Monan)


/s/     PAUL C. O'BRIEN              Director          March 15, 1996
---------------------------------
       (Paul C. O'Brien)


/s/        JOHN W. ROWE              Director          March 15, 1996
---------------------------------
          (John W. Rowe)


/s/                                  Director
---------------------------------
          (Richard A. Smith)


/s/                                  Director
---------------------------------
       (William C. Van Faasen)


/s/     THOMAS B. WHEELER            Director          March 15, 1996
---------------------------------
       (Thomas B. Wheeler)


/s/     ALFRED M. ZEIEN              Director          March 15, 1996
---------------------------------
       (Alfred M. Zeien)
