Form 10-Q
period 1996-03-31
BANK OF BOSTON CORP
filed 1996-05-15
CIK 36672

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

       ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996
                                      OR
       (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from          to
                                             --------    --------

                         Commission file number 1-6522



                          BANK OF BOSTON CORPORATION

            (Exact name of Registrant as specified in its charter)



Massachusetts                                    04-2471221
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


100 Federal Street, Boston, Massachusetts        02110
(Address of principal executive office)          (Zip Code)


Registrant's telephone number, including area code  (617) 434-2200

Former name, former address and former fiscal year, if changed since last
report:                                                  Not applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                             ----   ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1996:

Common Stock, $1.50 par value                            110,835,158

                          BANK OF BOSTON CORPORATION
                          --------------------------

                               TABLE OF CONTENTS
                               -----------------


                                                                            Page

CONSOLIDATED SELECTED FINANCIAL DATA                                          3

PART I - FINANCIAL INFORMATION
- ------------------------------

   Item 1.  Financial Statements
   -------

         Bank of Boston Corporation and Subsidiaries
          Consolidated Balance Sheet                                          4
          Consolidated Statement of Income                                    6
          Consolidated Statement of Changes in Stockholders' Equity           7
          Consolidated Statement of Cash Flows                                8

         Notes to Financial Statements                                        9

   Item 2.  Management's Discussion and Analysis of Financial Condition
   -------  and Results of Operations                                        13

PART II - OTHER INFORMATION
- ---------------------------

   Item 1.  Legal Proceedings                                                33
   -------

   Item 4.  Submission of Matters to a Vote of Security Holders              33
   -------

   Item 6.  Exhibits and Reports on Form 8-K                                 35
   -------

Signatures                                                                   36


LIST OF TABLES
   Consolidated Average Balance Sheet - Nine Quarters                        28
   Consolidated Statement of Income - Nine Quarters                          29
   Average Balances and Interest Rates - Quarter                             30
   Change in Net Interest Revenue - Volume and Rate Analysis                 32

                          BANK OF BOSTON CORPORATION
                     Consolidated Selected Financial Data
                (dollars in millions, except per share amounts)

Quarters Ended March 31               1996        1995
                                     -------     ------
Income Statement Data:
Net interest revenue               $    434    $    426
Provision for credit losses              50          90
Noninterest income                      226         293
Noninterest expense                     405         383
Net income                              117         125
Per common share:
      Primary                           .97        1.08
      Fully diluted                     .95        1.04
Market value per common share:
      High                               50      30 3/8
      Low                            41 5/8      25 5/8


At March 31
Balance Sheet Data:
Loans and lease financing          $ 31,402    $ 30,439
Total assets                         46,457      43,462
Deposits                             31,235      28,275
Total stockholders' equity            3,711       3,328
Book value per common share           28.98       25.36
Regulatory capital ratios
  Risk-based capital ratios
      Tier 1                            8.1%        7.8%
      Total                            12.9        13.3
  Leverage ratio                        7.2         7.3

                          BANK OF BOSTON CORPORATION
                          Consolidated Balance Sheet
               ( dollars in millions, except per share amounts)

ASSETS                                       March 31   December 31
                                              1996          1995
                                          ------------  ------------

Cash and due from banks                    $    2,208     $   2,645
Interest bearing deposits in other banks        1,425         1,250
Federal funds sold and securities
 purchased under agreements to resell           1,426         1,350
Trading securities                              1,302         1,109
Loans held for sale                                96           889
Securities
     Available for sale                         5,064         5,014
     Held to maturity (fair value of
      $639 in 1996 and $620 in 1995)              647           613
Loans and lease financing
     United States Operations                  22,796        22,498
     International Operations                   8,606         8,569
                                               ------        ------
        Total loans and lease financing
         (net of unearned income of $262
         in 1996 and $253 in 1995)             31,402        31,067
Reserve for credit losses                        (732)         (736)
                                               ------        ------
     Net loans and lease financing             30,670        30,331
Premises and equipment, net                       620           617
Due from customers on acceptances                 377           359
Accrued interest receivable                       452           456
Other assets                                    2,170         2,764
                                               ------        ------

TOTAL ASSETS                               $   46,457     $  47,397
                                               ======        ======

  The accompanying notes are an integral part of these financial statements.

                          BANK OF BOSTON CORPORATION
                          Consolidated Balance Sheet
                (dollars in millions, except per share amounts)
                                  (continued)


LIABILITIES AND STOCKHOLDERS' EQUITY         March 31      December 31
                                               1996            1995
                                             ---------     ------------
Deposits
  Domestic offices
    Noninterest bearing                    $    4,982    $       4,839
    Interest bearing                           16,491           16,564
  Overseas offices:
    Noninterest bearing                           629              552
    Interest bearing                            9,133            8,993
                                               ------           ------
      Total deposits                           31,235           30,948
Funds borrowed
  Federal funds purchased                         644            1,675
  Term federal funds purchased                    600              869
  Securities sold under agreements to
   repurchase                                   1,355            1,226
  Other funds borrowed                          4,602            4,993
Acceptances outstanding                           378              359
Accrued expenses and other liabilities          1,433            1,437
Notes payable                                   2,499            2,139
                                               ------           ------
TOTAL LIABILITIES                              42,746           43,646
                                               ------           ------

Commitments and contingencies

Stockholders' equity
  Preferred stock without par value
    Authorized shares - 10,000,000
    Issued and outstanding shares -
     4,593,941                                    508              508
  Common stock, par value $2.25
    Authorized shares - 200,000,000
    Issued shares - 112,503,413 in 1996
     and 112,571,508 in 1995
    Outstanding shares - 110,530,356 in
     1996 and 112,086,150 in 1995                 253              253
  Surplus                                         926              932
  Retained earnings                             2,077            2,020
  Net unrealized gain on securities
   available for sale, net of tax                  41               64
  Treasury stock, at cost (1,973,057
   shares in 1996 and 485,358 shares in
   1995)                                          (89)             (22)
  Cumulative translation adjustments,
   net of tax                                      (5)              (4)
                                               ------           ------
TOTAL STOCKHOLDERS' EQUITY                      3,711            3,751
                                               ------           ------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                    $   46,457    $      47,397
                                               ======           ======


   The accompanying notes are an integral part of the financial statements.

                          BANK OF BOSTON CORPORATION
                       Consolidated Statement of Income
                (dollars in millions, except per share amounts)

Quarters Ended March 31                       1996        1995
                                             -------     -------
Interest Income:
Loans and lease financing, including
 fees                                      $     810   $     746
Securities                                       103          76
Trading securities                                41          41
Loans held for sale                               16           3
Federal funds sold and securities
  purchased under agreements to resell            41         102
Deposits in other banks                           24          65
                                           ---------   ---------
  Total interest income                        1,035       1,033
                                           ---------   ---------
Interest Expense:
Deposits of domestic offices                     169         140
Deposits of overseas offices                     187         222
Funds borrowed                                   202         206
Notes payable                                     43          39
                                           ---------   ---------
  Total interest expense                         601         607
                                           ---------   ---------
Net interest revenue                             434         426
Provision for credit losses                       50          90
                                           ---------   ---------
Net interest revenue after provision for
   credit losses                                 384         336
                                           ---------   ---------
Noninterest Income:
Financial service fees                             7         106
Trust and agency fees                             51          53
Trading profits and commissions                   12           1
Net securities gains                              13           6
Other income                                     143         127
                                           ---------   ---------
  Total noninterest income                       226         293
                                           ---------   ---------
Noninterest Expense:
Salaries                                         186         176
Employee benefits                                 43          41
Occupancy expense                                 37          35
Equipment expense                                 26          24
Other expense                                    113         107
                                           ---------   ---------
  Total noninterest expense                      405         383
                                           ---------   ---------
Income before income taxes                       205         246
Provision for income taxes                        88         121
                                           ---------   ---------
NET INCOME                                 $     117   $     125
                                           =========   =========
NET INCOME APPLICABLE TO
 COMMON STOCK                              $     108   $     116
                                           =========   =========
Per Common Share:
    Primary                                $     .97   $    1.08
    Fully diluted                          $     .95   $    1.04
Dividends declared                         $     .37   $     .27
Average Number of Common Shares (in
 thousands):
Primary                                      111,034     107,278
Fully diluted                                112,864     111,820

  The accompanying notes are an integral part of these financial statements.

                          BANK OF BOSTON CORPORATION
           Consolidated Statement of Changes in Stockholders' Equity
                             (dollars in millions)

                                           1996     1995
Quarters ended March 31
Preferred Stock
Balance, January 1                        $  508   $  508
                                          ------   ------
Balance, March 31                            508      508
                                          ------   ------

Common Stock
Balance, January 1                           253      242
Common stock issued
     Conversion of subordinated
      convertible debentures                            8
                                          ------   ------
Balance, March 31                            253      250
                                          ------   ------

Surplus
Balance, January 1                           932      810
Dividend reinvestment and stock
 purchase plan                                          1
Exercise of stock options                    (11)       2
Conversion of subordinated convertible
 debentures                                            71
Acquisition of Ganis Credit Corporation                 1
Restricted stock grants, net of
 forfeitures                                   2
Other, principally employee benefit
 plans                                         3        1
                                          ------   ------
Balance, March 31                            926      886
                                          ------   ------

Retained Earnings
Balance, January 1                         2,020    1,655
Net income                                   117      125
Restricted stock grants, net of
 forfeitures                                  (9)      (6)
Cash dividends declared
     Preferred stock                         (10)      (9)
     Common stock                            (41)     (29)
                                          ------   ------
Balance, March 31                          2,077    1,736
                                          ------   ------

Net Unrealized Gain (Loss) on
 Securities Available for Sale
Balance, January 1                            64      (40)
Change in net unrealized gain (loss) on
 securities available for sale, net of
 tax                                         (23)      (9)
                                          ------   ------
Balance, March 31                             41      (49)
                                          ------   ------

Treasury Stock
Balance, January 1                           (22)     (27)
Purchase of treasury stock-2,705,000
 shares in 1996                             (121)     (28)
Treasury stock reissued
     Dividend reinvestment and stock
      purchase plan-230,355 shares in
      1996                                    10        9
     Exercise of stock options-522,987
      shares in 1996                          23        1
     Conversion of subordinated
      convertible debentures                           15
     Acquisition of Ganis Credit               7       21
      Corporation-153,741 shares in 1996
     Restricted stock grants-220,410
      shares in 1996                          10        7
     Other, principally employee
      benefit plans-89,808 shares in
      1996                                     4        2
                                          ------   ------
Balance, March 31                            (89)
                                          ------   ------

Cumulative Translation Adjustments
Balance, January 1                            (4)      (6)
Translation adjustments, net of tax           (1)       3
                                          ------   ------
Balance, March 31                             (5)      (3)
                                          ------   ------

Total Stockholders' Equity, March 31      $3,711   $3,328
                                          ======   ======

  The accompanying notes are an integral part of these financial statements.

                          BANK OF BOSTON CORPORATION
                     Consolidated Statement of Cash Flows
                                 (in millions)

Quarters Ended March 31                       1996        1995
                                             -------     -------
Cash Flows From Operating Activities:
Net income                                 $    117    $    125
Reconciliation of net income to net cash
  provided from operating activities
    Provision for credit losses                  50          90
    Depreciation and amortization                26          47
    Provision for deferred taxes                 49
    Net gains on sales of securities
     and other assets                          (108)       (105)
    Change in trading securities               (193)       (376)
    Change in mortgages held for sale,
     net                                        151          13
    Net change in interest receivables
     and payables                                14          14
    Other, net                                    8         324
                                             ------      ------
      Net cash provided from operating
       activities                               114         132
                                             ------      ------

Cash Flows From Investing Activities:
Net cash provided from (used for)
 interest bearing deposits in other
 banks                                         (175)        293
Net cash provided from (used for)
 federal funds sold and
  securities purchased under agreements
   to resell                                    (76)        309
Purchases of securities held to maturity        (45)       (254)
Purchases of securities available for
 sale                                        (1,286)       (507)
Sales of securities available for sale          925         843
Maturities of securities held to
 maturity                                        10          97
Maturities of securities available for
 sale                                           266         256
Dispositions of equity and mezzanine
 financing investments                           25          37
Loans and lease financing originated by
 nonbank entities                            (3,378)     (2,421)
Loans and lease financing collected by
 nonbank entities                             3,064       2,292
Proceeds from sales of loan portfolios
 by bank subsidiaries                                     1,409
Net cash used for lending activities of
 bank subsidiaries                              (81)       (819)
Proceeds from sales of other real
 estate owned                                     7          12
Expenditures for premises and equipment         (55)        (44)
Proceeds from sales of business units,
 premises and equipment                         143         117
Other, net                                       60           4
                                             ------      ------
     Net cash provided from (used for)
      investing activities                     (596)      1,624
                                             ------      ------

Cash Flows From Financing Activities:
Net cash provided from (used for)
 deposits                                       287      (3,081)
Net cash provided from (used for) funds
 borrowed, net                                 (450)      1,392
Net proceeds from issuance of notes
 payable                                        360          18
Net proceeds from issuance of common
 stock                                           26          15
Purchases of treasury stock                    (121)        (28)
                                             ------      ------
Dividends paid                                  (51)        (38)
                                             ------      ------
     Net cash provided from (used for)
      financing activities                       51      (1,722)
Effect of foreign currency translation
 on cash                                         (6)         (5)
                                             ------      ------
NET CHANGE IN CASH AND DUE FROM BANKS          (437)         29
Cash and Due from Banks at January 1          2,645       2,317
                                             ------      ------
Cash and Due from Banks at March 31        $  2,208    $  2,346
                                             ======      ======

Interest payments made                     $    982    $    595
Income tax payments made                   $     57    $    116

  The accompanying notes are an integral part of these financial statements.

                          BANK OF BOSTON CORPORATION
                         Notes to Financial Statements

1. The accompanying interim consolidated financial statements of Bank of Boston Corporation (the Corporation) are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Corporation's 1995 Annual Report on Form 10-K.

2.   Acquisitions and Divestitures:

     In October 1995, the Corporation entered into an agreement to acquire
     The Boston Bancorp (Bancorp), the holding company of South Boston Savings Bank, a Massachusetts chartered savings bank with approximately $1.3 billion in deposits at March 31, 1996. The Corporation will acquire Bancorp with shares of its common stock, which it expects to purchase in the open market. The transaction, with a purchase price currently estimated at $235 million, will be accounted for as a purchase. Stockholders of Bancorp approved the acquisition in April 1996. The Corporation expects to close the transaction, which is subject to the receipt of required regulatory approvals, in the second quarter of 1996.

     In December 1995, the Corporation entered into a merger agreement with BayBanks, Inc. (BayBanks), a bank holding company based in Boston with assets of $11.6 billion at March 31, 1996. The Corporation expects to issue approximately 43 million shares of its common stock in connection with the merger, based on an exchange ratio of 2.2 shares of its common stock for each outstanding BayBanks common share. The transaction is expected to be accounted for as a pooling of interests. Stockholders of both companies approved the merger in April 1996. The Corporation expects to close the merger, which is subject to the receipt of required regulatory approvals, in the third quarter of 1996.

     In March 1996, the Corporation recognized a gain of $60 million, or $39 million net of tax, from the sale of its mortgage banking subsidiary to a newly formed independent mortgage company, HomeSide, Inc. (HomeSide). The Corporation retained a 45% interest in the new company, and two equity investment firms held the remaining interest. The second phase of this transaction, in which Barnett Mortgage Company will be acquired by HomeSide, is expected to be completed in the second quarter of 1996, resulting in an additional after-tax gain of approximately $30 million. Subsequent to the completion of the second phase of the transaction, the Corporation, Barnett Banks and the two equity investment firms will each hold an approximate one-third interest in HomeSide.

3.   Significant Noncash Transactions - Statement of Cash Flows:
     During the first quarters of 1996 and 1995, the Corporation transferred approximately $7 million and $12 million, respectively, to Other Real Estate Owned (OREO) from loans.

4.   Securities:

     A summary comparison of securities available for sale by type is as follows:

                                                      March 31, 1996                    December 31, 1995
                                           ------------------------------------  --------------------------------
(in millions)                                        Cost        Carrying value          Cost      Carrying value
                                                ---------        --------------      --------      --------------
    U.S. Treasury                              $      578         $         573     $     660        $        665
    U.S. government
    agencies and corporations -
    Mortgage-backed securities                      3,222                 3,225         2,969               3,037
    States and political subdivisions                  20                    21            19                  21
    Foreign debt securities                           631                   629           698                 685
    Other debt securities                             287                   283           299                 290
    Marketable equity
    securities                                        102                   172           100                 152
    Other equity securities                           161                   161           164                 164
                                                    -----                 -----         -----               -----
                                               $    5,001         $       5,064     $   4,909        $      5,014
                                                    =====                 =====         =====               =====


     Other equity securities included in securities available for sale are not traded on established exchanges, and are carried at cost.

     A summary comparison of securities held to maturity by type is as follows:

                                                                 March 31, 1996                 December 31, 1995
                                           ------------------------------------  --------------------------------
                                                Amortized                            Amortized
(in millions)                                        Cost          Fair value             Cost          Fair value
                                               ----------          ----------       ----------       -------------
    U.S. Treasury                              $        4         $           4     $       4        $          4
    U.S. government
    agencies and corporations -
    Mortgage-backed securities                        557                   549           523                 530
    States and political subdivisions                   5                     5             5                   5
    Foreign debt securities                            11                    11            11                  11
    Other equity securities                            70                    70            70                  70
                                                    -----                 -----         -----               -----
                                               $      647         $         639     $     613        $        620
                                                    =====                 =====         =====               =====

     Other equity securities included in securities held to maturity represent securities, such as Federal Reserve Bank and Federal Home Loan Bank stock, which are not traded on established exchanges and have only redemption capabilities. Fair values for such securities are considered to approximate cost.

5.   Loans and Lease Financing:

     The following are the details of loan and lease financing balances:

                                                       March 31      December 31
(in millions)                                              1996             1995
                                                       ---------     ------------
     United States Operations:
     Commercial, industrial and financial            $   11,361    $      11,439
     Commercial real estate:
     Construction                                           323              336
     Other commercial                                     2,096            2,272
     Consumer-related loans:
     Secured by 1-4 family residential properties         3,976            3,861
     Other                                                3,843            3,397
     Lease financing                                      1,414            1,409
     Unearned income                                       (217)            (216)
                                                         ------           ------
                                                         22,796           22,498
                                                         ------           ------
     International Operations:
     Loans and lease financing                            8,651            8,606
     Unearned income                                        (45)             (37)
                                                         ------           ------
                                                          8,606            8,569
                                                         ------           ------
                                                     $   31,402    $      31,067
                                                         ======           ======

6.   Reserve for Credit Losses:

     An analysis of the reserve for credit losses is as follows:

    (in millions)
    Quarters Ended March 31                   1996        1995
                                              ----        ----
    Balance, beginning of period           $   736     $   680
    Provision                                   50          90
    Reserves of entities sold                  (11)        (32)
    Domestic credit losses:
    Commercial, industrial
    and financial                               (4)        (10)
    Commercial real estate                     (13)         (7)
    Consumer-related loans:
    Secured by 1-4 family residential
    properties                                  (7)         (5)
    Other                                      (25)        (14)
    International credit losses                 (9)        (18)
                                              ----        ----
    Total credit losses                        (58)        (54)
                                              ----        ----
    Domestic recoveries:
    Commercial, industrial
    and financial                                4           1
    Commercial real estate                       1           1
    Consumer-related loans:
    Secured by 1-4 family residential
    properties                                   1           1
    Other                                        5           6
    International recoveries                     4           3
                                              ----        ----
    Total recoveries                            15          12
                                              ----        ----
    Net credit losses                          (43)        (42)
                                              ----        ----
    Balance, end of period                 $   732     $   696
                                              ====        ====

     At March 31, 1996, loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $211 million, of which $65 million related to loans with no valuation reserve and $146 million related to loans with a valuation reserve of $30 million. For the quarter ended March 31, 1996, average impaired loans were approximately $206 million. Interest recognized on impaired loans during the first quarter of 1996 was not material.

7.   Notes Payable:

     In January 1996, the Corporation completed the issuance of $125 million in senior floating rate medium-term notes, due 1997 and $75 million in senior floating rate medium-term notes, due 1999. The interest rates on such notes ranged from 5.41% to 5.52% and 5.66% to 5.68%, respectively, at March 31, 1996.

8.   Contingencies:

     The Corporation and its subsidiaries are defendants in a number of legal proceedings arising in the normal course of business. Management, after reviewing all actions and proceedings pending against or involving the Corporation and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to the Corporation's financial statements.

9.   Subsequent Event:

     In April 1996, stockholders of the Corporation authorized an increase in the authorized shares of the Corporation's common stock from 200 million shares, par value $2.25 per share, to 300 million shares, par value $1.50 per share.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

                                    GENERAL

The Corporation's net income for the quarter ended March 31, 1996 was $117 million, compared with net income of $125 million for the same period in 1995. Net income per common share was $.97 on a primary basis and $.95 on a fully diluted basis in the first quarter of 1996, compared with net income per common share of $1.08 on a primary basis and $1.04 on a fully diluted basis for the first quarter of 1995. The comparisons include a $31 million net after-tax loss recorded in the first quarter of 1996 in connection with a transaction related to the sale of the Corporation's mortgage banking subsidiary and that subsidiary's risk management activities during the quarter (see further discussion below). The comparisons also reflect the acquisition of Ganis Credit Corporation (Ganis) and the sales of the Corporation's banking subsidiaries in Maine and Vermont in the first quarter of 1995, and the sale of the Corporation's corporate trust business and the joint venture of its stock transfer business in the fourth quarter of 1995.

During the first quarter of 1996, the Corporation completed its previously announced transaction with two equity investment firms, in which the Corporation's mortgage banking subsidiary, BancBoston Mortgage Corporation
(BBMC), was sold to a newly formed independent mortgage company, HomeSide, Inc. (HomeSide), with the Corporation retaining a 45 percent interest in HomeSide. The second phase of this transaction, in which Barnett Mortgage Company will be acquired by HomeSide, is expected to be completed in the second quarter of 1996. Upon completion of this transaction, the Corporation, Barnett Bank and the equity investment firms will each hold an approximate one-third interest in HomeSide. Under the agreement relating to the sale of BBMC, the Corporation agreed to receive a fixed price of $225 million and maintain a risk management program designed to protect the enterprise value of BBMC. Upon closing the transaction, the Corporation realized a gain of $60 million ($39 million after-tax). An additional after-tax gain of approximately $30 million is expected to be recognized in the second quarter of 1996 upon the closing of the second phase of the transaction mentioned above. These gains are offset by an after-tax loss related to BBMC's risk management activities of approximately $70 million recorded in the first quarter of 1996 (see "Noninterest Income" section).

On December 12, 1995, the Corporation and BayBanks, Inc. (BayBanks), a $12 billion bank holding company based in Boston, jointly announced an agreement under which the Corporation would acquire BayBanks in a tax-free exchange of stock, whereby the Corporation will exchange 2.2 shares of its common stock for each outstanding share of BayBanks common stock. On April 25, 1996, the stockholders of both companies approved the transaction, which is expected to be accounted for as a pooling of interests. The transaction is expected to be completed during the third quarter of 1996, and is subject to a number of conditions, including approval by federal and state regulators. No assurance can be given that approvals of the regulators will be obtained. The Corporation anticipates incurring restructuring costs of approximately $140 million (on a pre-tax basis) in connection with the transaction. The combination of the two Boston-based institutions will create a consumer and corporate banking entity operating in 36 states and 23 countries, with approximately $60 billion in assets and $40 billion in deposits.

In October 1995, the Corporation announced an agreement to acquire The Boston Bancorp (Bancorp), the holding company of South Boston Savings Bank, a Massachusetts chartered savings bank with approximately $1.3 billion in deposits. On April 11, 1996, the stockholders of Bancorp approved the transaction, which will be accounted for as a purchase. The acquisition is currently anticipated to close in the second quarter of 1996, and is subject to a number of conditions, including approval by federal and state regulators. No assurance can be given that the approvals of the regulators will be obtained.

In August 1995, the Corporation announced its intent to purchase 93 branches and approximately $200 million in assets of Banco Integrado Departmental (BID) from the Central Bank of Argentina (the Central Bank). During the first quarter of 1996, as a result of certain changes in Argentine law, an Argentine court suspended the Corporation's offer, and the Central Bank reopened the bidding process for BID. The Corporation subsequently declined to re-enter the bidding process.

Additional information on certain of these transactions can be found in Note 2 to the Financial Statements.

            NET INTEREST REVENUE - (Fully Taxable Equivalent Basis)

The discussion of net interest revenue should be read in conjunction with Average Balances and Interest Rates and Change in Net Interest Revenue - Volume and Rate Analysis appearing elsewhere in this report. For this review, interest income that is either exempt from federal income taxes or taxed at a preferential rate has been adjusted to a fully taxable equivalent basis. This adjustment has been calculated using a federal income tax rate of 35 percent, plus applicable state and local taxes, net of related federal tax benefits.


The following table presents a summary of net interest revenue, on a fully taxable equivalent basis, and related average earning asset balances and net interest margins for United States and International Operations:


Quarters Ended March 31
(dollars in millions)                       1996        1995      Change
                                       ----------  ----------  ---------

United States Operations:
  Net interest revenue                  $    312    $    330    $   (18)
  Average loans and lease financing       22,610      22,742       (132)
  Average earning assets                  29,144      27,647      1,497
  Net interest margin                       4.31%       4.85%      (.54)%

International Operations:
  Net interest revenue                  $    124    $     97    $    27
  Average loans and lease financing        8,747       7,381      1,366
  Average earning assets                  12,461      10,340      2,121
  Net interest margin                       3.99%       3.81%       .18%

Consolidated:
  Net interest revenue                  $    436    $    427    $     9
  Average loans and lease financing       31,357      30,123      1,234
  Average earning assets                  41,605      37,987      3,618
  Net interest margin                       4.21%       4.56%      (.35)%

The $18 million decrease in domestic net interest revenue and the 54 basis point decline in domestic net interest margin from the first quarter of 1995 were primarily due to narrower spreads caused by higher funding costs mainly associated with the introduction and aggressive marketing of a new savings deposit product subsequent to the first quarter of 1995. Also contributing to narrower spreads was the reversal of the trend noted in the first quarter of 1995 whereby increases in rates on average earning assets generally outpaced increases in rates on interest bearing liabilities, particularly certain retail deposit products. The absence of prior year interest recoveries on loans and lower dividends from venture investments also contributed to the declines in net interest revenue and margin. A higher level of average earning assets partially offset the impact of the narrower spreads on net interest revenue.

The $27 million increase in international net interest revenue from the first quarter of 1995 reflected an increase of over $2.1 billion in average earning assets, including roughly $1.4 billion in average loans and lease financing, mainly from Brazil and Argentina. Also contributing to the increase in international net interest revenue, and driving the 18 basis point increase in international net interest margin, were wider spreads and an improvement in the mix of earning assets from the Corporation's Brazilian operation. The improvements in earning asset mix represented a shifting from lower yielding treasury assets to higher yielding loans and lease financing. These improvements were partially offset by a decline in Argentine net interest margin.


The level of net interest revenue and margin reported for the quarter ended March 31, 1996 is not necessarily indicative of future results. The Corporation could experience continued pressure on margin in the future. Future levels of net interest revenue and margin will be affected by competitive pricing pressure on retail deposits, loans and other products; the mix and volume of assets and liabilities; the current interest rate environment; the economic and political situations in countries where the Corporation does business; and other factors.

                               NONINTEREST INCOME

The following table sets forth the components of noninterest income.




Quarters Ended March 31
   (in millions)                             1996     1995   Change
                                          ---------   -----  ------
 Financial service fees
  Deposit fees                            $  31       $  30   $    1
  Letter of credit and acceptance fees       16          19       (3)
  Net mortgage servicing fees               (91)         21     (112)
  Loan-related fees                          20          13        7
  Other financial service fees               31          23        8
                                          -----       -----   ------
    Total financial service fees              7         106      (99)
Trust and agency fees                        51          53       (2)
Trading profits and commissions              12           1       11
Net securities gains                         13           6        7
Net equity and mezzanine profits             37          16       21
Net foreign exchange trading profits         12          12
Other income                                 34          24       10
Gain on sales of businesses                  60          75      (15)
                                          -----       -----   ------
       Total                              $ 226       $ 293   $  (67)
                                          =====       =====   ======


Lower financial service fees reflected approximately $111 million of pre-tax losses ($70 million after-tax), net of decreased servicing amortization, from the change in market value of contracts used to manage the prepayment risk in the mortgage servicing portfolio and the economic value of BBMC pending the completion of its sale to HomeSide. The value of mortgage servicing rights is affected by the expected level of prepayments made by mortgage holders resulting from changes in mortgage rates. The value of the contracts purchased to manage this risk fluctuates inversely with the value of the mortgage servicing assets. Due to the sharp increase in long-term interest rates during the first quarter of 1996, the value of these contracts declined. Concurrently, the value of the mortgage servicing assets and the amount of gain to be recognized by the Corporation on the disposition of BBMC increased. As a result, in the first quarter of 1996, the Corporation recognized a gain of $60 million ($39 million after-tax) on the sale of BBMC, and expects to recognize an additional after-tax gain of approximately $30 million in the second quarter of 1996, when the second phase of the transaction is completed.

Excluding the mortgage banking-related losses, financial service fees increased by approximately $12 million over the first quarter of 1995, primarily reflecting higher loan syndication fees resulting from the Corporation's expansion of its capital markets business, and the growth of other financial service fees including increases in capital markets-related advisory fees and credit card fees in Latin America.

The lower trust and agency fees reflected the Corporation's sale of its corporate trust business and joint venture of its stock transfer business in the fourth quarter of 1995. Excluding the effects of these transactions, trust and agency fees increased by $10 million from the first quarter of 1995, due to growth in the Corporation's Brazilian mutual funds under management, which have nearly doubled in the past year to $3.0 billion, and due to increased domestic personal trust fees in the first quarter of 1996. Trading profits and commissions increased $11 million due to increases from the Corporation's Latin American and Emerging Markets businesses. The $21 million increase in net equity and mezzanine profits reflected a higher level of sales activity and an increase in income from investments in partnerships. Net securities gains increased $7 million from the prior year as certain domestic securities were sold as part of a repositioning of the available for sale securities portfolio. Other income increased $10 million, which reflected higher profits from various joint ventures, principally those related to the Corporation's Argentine pension management business and domestic stock transfer business.

The gain on sales of businesses in 1996 reflected the above-noted gain on the sale of BBMC, and, in 1995, reflected the sale of the Corporation's Maine and Vermont banking subsidiaries for a gain of $75 million ($30 million after-tax).

                          PROVISION FOR CREDIT LOSSES

The provision for credit losses was $50 million for the quarter ended
March 31, 1996, compared with $90 million, including a special provision of $50 million, for the same period in 1995. The special provision recorded in the first quarter of 1995 reflected management's intent to strengthen further the Corporation's loan loss reserve as a result of the uncertainly caused by economic events in Mexico and their impact on the Argentine economy in the early part of 1995, and industry trends in consumer credit, combined with the growth in the Corporation's Latin American lending and domestic consumer lending portfolios. The provision for credit losses in each quarter reflected management's assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions.

The amount of future provisions will continue to be a function of the regular quarterly review of the reserve for credit losses, based upon management's assessment of risk at that time, and, as such, there can be no assurance as to the level of future provisions.

                              NONINTEREST EXPENSE

The following table sets forth the components of noninterest expense.





     Quarters Ended March 31
     (in millions)               1996    1995   Change
                                 ----    ----   -----


     Employee costs              $229   $ 217   $  12
     Occupancy and equipment       63      59       4
     FDIC insurance premiums        0      12     (12)
     Other                        111      93      18
                                  ---     ---     ---
     Noninterest expense before
       OREO costs                 403     381      22
         OREO costs                 2       2       0
                                  ---     ---     ---
     Total                       $405   $ 383   $  22
                                  ===     ===     ===


The increase in noninterest expense resulted from ongoing expansion in several of the Corporation's growth businesses, mainly Latin America, consumer finance, global capital markets and private banking. The increases stemmed from additional staffing, new product offerings, office openings and technology expenditures, as well as higher levels of advertising and travel expenses. These increases were partially offset by the virtual elimination of FDIC insurance premiums in 1996, lower professional fees and the impact of business divestitures. The Corporation's total staff level declined by about 5 percent, or 1,000, from the end of 1995, principally due to the sale of BBMC at the end of the first quarter of 1996.

                           PROVISION FOR INCOME TAXES

The Corporation's tax provision was $88 million in the first quarter of 1996, compared with $121 million in the first quarter of 1995. The 1995 provision included $45 million associated with the $75 million pre-tax gain on the sales of the Maine and Vermont banking subsidiaries. The high level of tax associated with this gain reflected the lower tax bases in these investments as a result of $35 million of non-tax deductible goodwill associated with these subsidiaries. Excluding this gain and related tax provision, the Corporation's effective tax rate in the first quarter of 1995 was 44 percent, compared to an effective tax rate of 43 percent in the first quarter of 1996. The reduction in the effective tax rate reflected the effect of mid-1995 changes in Massachusetts tax law which permit apportionment of a bank's taxable income and reduce the state income tax rate for banks from 12.5 percent to 10.5 percent to be phased in over five years.

                              FINANCIAL CONDITION
                              -------------------

                           CONSOLIDATED BALANCE SHEET

At March 31, 1996, the Corporation's total assets were $46.5 billion compared with $47.4 billion at December 31, 1995. The decline was mainly due to the BBMC transaction during the first quarter of 1996, which removed over $800 million in mortgages held for sale and over $500 million of mortgage servicing rights from the balance sheet.

                                 CREDIT PROFILE

A discussion of the Corporation's credit management policies is included on page 28 of its 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K.



The segments of the lending portfolio are as follows:

                                             March 31      Dec. 31      Sept. 30      June 30      March 31
  (in millions)                                1996         1995          1995         1995          1995
                                             ---------     --------     ---------     --------     ---------
United States Operations:
  Commercial, industrial and financial     $   11,361    $  11,439    $   11,789    $  11,907    $   11,684
  Commercial real estate:
    Construction                                  323          336           412          327           355
    Other commercial                            2,096        2,272         2,303        2,489         2,645
  Consumer-related loans:
     Secured by 1-4 family properties           3,976        3,861         4,978        4,752         4,635
     Other                                      3,843        3,397         3,131        2,834         2,603
  Lease financing                               1,414        1,409         1,373        1,356         1,350
  Unearned income                                (217)        (216)         (216)        (211)         (216)
                                               ------       ------        ------       ------        ------
                                               22,796       22,498        23,770       23,454        23,056
                                               ------       ------        ------       ------        ------
  International Operations:
    Loans and lease financing, net of
      unearned income                           8,606        8,569         7,921        7,934         7,383
                                               ------       ------        ------       ------        ------

  Total loan and lease financing           $   31,402    $  31,067    $   31,691    $  31,388    $   30,439
                                               ======       ======        ======       ======        ======



Domestic loans and leases increased approximately $300 million from December 31, 1995, principally driven by growth in loans in the national consumer finance portfolio, as well as in the credit card and home equity portfolios. The Corporation reentered the domestic credit card business during the latter part of 1995. Consistent with the Corporation's emphasis on reducing low-return assets, the domestic commercial and industrial portfolio continued to trend downward as growth in the New England and asset-based finance portfolios was more than offset by declines in other areas. The steady decline in the commercial real estate portfolio continued as well. Approximately 72 percent of domestic commercial real estate loans were located in New England at March 31, 1996, compared with approximately 67 percent at December 31, 1995.

The Corporation's total loan portfolio at March 31, 1996 and December 31, 1995 included $1.3 billion of highly leveraged transaction (HLT) loans to 101 customers. The average HLT loan size at March 31, 1996 and December 31, 1995 was $13 million. The amount of unused commitments for HLTs at March 31, 1996 was $667 million, compared with $639 million at December 31, 1995. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At March 31, 1996 and December 31, 1995, there were no nonaccrual loans in the HLT portfolio. There were no credit losses from the HLT portfolio in the first quarter of 1996 or in the previous quarter. The Corporation does not currently anticipate a substantial increase in HLT lending over the March 31, 1996 level.

A discussion of the Corporation's real estate and HLT lending activities, policies and the effect of these activities on results of operations is included on page 30 of its 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K.

The modest increase in international loans and lease financing reflected ongoing growth in the Latin American portfolio, partially offset by a decline in the European portfolio. A further discussion of the Argentine and Brazilian operations is included in the "Cross-Border Outstandings" section.

                           NONACCRUAL LOANS AND OREO


The details of consolidated nonaccrual loans and OREO are as follows:

                                              March 31      Dec. 31      Sept. 30      June 30      March 31
     (dollars in millions)                      1996          1995         1995          1995         1995
                                              ---------     --------     ---------     --------     ---------

     United States:
     Commercial, industrial and financial   $       79    $      66    $      105    $     106    $      111
     Commercial real estate:
       Construction                                 21           24            23           16            20
       Other                                        74           78            82           85            97
     Consumer-related loans:
       Secured by 1-4  family residential
         properties                                 47           43            46           45            44
       Other                                        39           32            30           21            22
                                                  ----         ----          ----         ----          ----
                                                   260          243           286          273           294
                                                  ----         ----          ----         ----          ----

     International                                  63           66            69           66            57
                                                  ----         ----          ----         ----          ----
       Total nonaccrual loans                      323          309           355          339           351
     OREO                                           48           50            62           78            71
                                                  ----         ----          ----         ----          ----
     Total                                  $      371    $     359    $      417    $     417    $      422
                                                  ====         ====          ====         ====          ====

     Nonaccrual loans and OREO as a
       percent of related asset categories         1.2%         1.2%          1.3%         1.3%          1.4%



The increase in nonaccrual loans and OREO included increases in commercial and industrial nonaccrual loans, reflecting higher nonaccrual loans in the diversified and asset-based finance portfolios (primarily one large new nonaccrual loan) partially offset by lower nonaccrual loans in the New England corporate banking portfolio. Increased consumer-related nonaccrual loans occurred in the Fidelity Acceptance Corporation portfolio. Partially offsetting these increases were decreases in nonaccrual loans in the commercial real estate portfolio and in the international portfolio, the latter driven by lower nonaccrual loans in Argentina. The level of nonaccrual loans and OREO is influenced by the economic environment, interest rates, the regulatory environment and other internal and external factors. As such, no assurance can be given as to future levels of nonaccrual loans and leases and OREO.

                           RESERVE FOR CREDIT LOSSES

The reserve for credit losses at March 31, 1996 was $732 million, or 2.33 percent of outstanding loans and leases, compared with $736 million, or 2.37 percent, at December 31, 1995. The reserve for credit losses was 227 percent of nonaccrual loans and leases at March 31, 1996, compared with 238 percent at December 31, 1995, and 198 percent at March 31, 1995.

Net credit losses were $43 million and $42 million in the first quarters of 1996 and 1995, respectively. During the first quarter of 1996, higher net credit losses from the commercial real estate and consumer-related portfolios were substantially offset by lower net credit losses from the domestic commercial and industrial portfolio, which experienced lower credit losses coupled with higher credit recoveries, and the international portfolios of Argentina, Uruguay and Brazil. The increase in net credit losses from the other consumer-related portfolio, which amounted to $20 million in the first quarter of 1996, compared to $16 million in the fourth quarter of 1995 and $8 million in the first quarter of 1995, was partially due to the 48 percent increase in other consumer-related loans that has occurred since March 31, 1995. As a percentage of average loans and leases on an annualized basis, net credit losses were .54 percent in the first quarter of 1996, compared with
 .55 percent for the fourth quarter of 1995, and .56 percent for the first quarter of 1995.

Net credit losses are as follows:

Quarters ended March 31
   (in millions)                        1996     1995
                                        ----     ----

   United States Operations:
    Commercial, industrial and                  $    9
     financial
    Commercial real estate            $    12        6
    Consumer-related loans:
      Secured by 1-4 family                 6        4
       residential properties
      Other                                20        8
                                         ----     ----
                                           38       27
   International Operations                 5       15
                                         ----     ----
    Total                             $    43   $   42
                                         ====     ====



                           CROSS-BORDER OUTSTANDINGS

At March 31, 1996 and December 31, 1995, total cross-border outstandings represented 16 percent of consolidated total assets. In accordance with the bank regulatory rules, cross-border outstandings are:

     . Amounts payable to the Corporation in U.S. dollars or other non-local currencies.
     . Amounts payable in local currency but funded with U.S. dollars or other non-local currencies.

Included in these outstandings are deposits in other banks, resale agreements, trading securities, securities available for sale, securities held to maturity, loans and lease financing, amounts due from customers on acceptances and accrued interest receivable.

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers are unable to meet their contractual payment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. The Corporation manages its cross-border outstandings using country exposure limits. A discussion of the Corporation's credit management policies is included on page 28 of its 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K.

Excluded from cross-border outstandings for a given country are:

    . Local currency assets funded with U.S. dollars or other non-local currency where the providers of funds agree that, in the event their claims cannot be repaid in the designated currency due to currency exchange restrictions in a given country, they may either accept payment in local currency or wait to receive the non-local currency until such time as it becomes available in the local market. At March 31, 1996, such transactions related to emerging markets countries totaled $1.6 billion compared with $1.3 billion at December 31, 1995.
    .  Local currency outstandings funded with local currency.
    . U.S. dollar or other non-local currency outstandings reallocated as a result of external guarantees or cash collateral.
    . U.S. dollar or other non-local currency outstandings reallocated as a result of insurance contracts, primarily issued by U.S. government agencies.

Cross-border outstandings in countries which individually amounted to 1.0 percent or more of consolidated total assets at March 31, 1996 and December 31, 1995 were approximately as follows:

                                                           Consolidated  Percentage of
                            Public     Banks     Other        Total      Total Assets    Commitments  (2)
                            ------     -----     -----     ------------  -------------   -----------
(dollars in millions)
March 31, 1996(1)
Argentina                 $    355   $    55   $ 1,830         $2,240         4.8%         $  45
Brazil                          15        40       880            935         2.0             20
Chile                          140       175       320            635         1.4             20

December 31, 1995(1)
Argentina                 $    465   $    50   $ 1,710         $2,225         4.7%        $   45
Brazil                          25        20       980          1,025         2.2             35
Chile                          150       125       365            640         1.4             15
United Kingdom                           100       570            670         1.4            130

(1) Cross-border outstandings in countries which fell within .75 percent and 1 percent of consolidated total assets at March 31, 1996 and December 31, 1995, were approximately as follows: South Korea $365 million at March 31, 1996 and December 31, 1995.

(2) Included within commitments are letters of credit, guarantees and the undisbursed portion of loan commitments.

To comply with the regulatory definition of cross-border outstandings, the Corporation included approximately $1.3 billion of Argendollar outstandings in its cross-border totals for Argentina at March 31, 1996 and December 31, 1995. These outstandings are payable to the Corporation in U.S. dollars, which are funded entirely by U.S. dollars borrowed within Argentina.

Emerging Markets Countries

At March 31, 1996, approximately $4.7 billion of the Corporation's cross-border outstandings, or approximately 10 percent of total assets, were to emerging markets countries, of which the majority were to countries in which the Corporation maintains a branch network and/or subsidiaries, compared to $4.6 billion at December 31, 1995. These cross-border outstandings, of which approximately 83 percent were loans, were mainly comprised of short-term trade credits, non-trade-related loans and leases not subject to country debt rescheduling agreements, government securities and capital investments in branches and subsidiaries.

Argentina and Brazil

During the first quarter of 1996, the Argentine economy continued to improve slowly with the government's announcement of a series of political and economic measures aimed at stimulating growth. Among these measures was the Argentine Congress' approval of special powers to the executive branch which would allow the government to consolidate public administrative functions and to modify the tax system. The government has expressed expectations for continued low inflation and an increase in credit activity, accompanied by declining interest rates. During the first quarter, the Corporation's Argentine loan levels increased by approximately $280 million from the December 31, 1995 level, including increases in both commercial and consumer lending. The level of Argentine nonaccrual loans declined from $52 million at December 31, 1995, to $46 million at March 31, 1996, and quarterly net credit losses also declined from $10 million in the fourth quarter of 1995, to $4 million in the first quarter of 1996.

Since the inception of Brazil's new economic program in July 1994, average monthly inflation has remained relatively stable in comparison to pre-economic program levels. During the first quarter of 1996, Brazil's inflation averaged approximately .5 percent per month, with an increase to 1.6 percent in the month of April 1996, reflecting the strong monetary expansion of recent months and an increase in oil and certain textile prices. This compares to average monthly inflation of 1.9 percent in 1995. The government continued to maintain a floating band exchange rate policy, which currently stands at .97 to 1.06 Reais to the U.S. dollar. The exchange rate at March 31, 1996 was .99 Reais to the U.S. dollar.

A number of local Brazilian banks experienced liquidity and other problems in 1995, which continued into the first quarter of 1996. This has generally resulted in customers moving their funds to banks perceived to have more stability, contributing, in part, to the increases in the Corporation's deposit and mutual funds levels. The Corporation's average deposit levels in Brazil increased from the fourth quarter of 1995 by approximately $300 million, or 52 percent, to approximately $860 million during the first quarter of 1996. Additionally, the Corporation's mutual funds under management in Brazil increased approximately $500 million from December 31, 1995, and nearly doubled from a year ago, to $3.0 billion at March 31, 1996. Brazil plans to expand its indigenous banking operations further in 1996 through the opening of new branches, including the expansion of its mutual fund volume and other retail business activities.

During the first quarter of 1996, the Corporation's Argentine and Brazilian operations continued to structure their balance sheets to take positions in their local currencies as deemed appropriate. Such positions are taken when the Corporation believes that it can maximize its spread from interest operations by funding local currency assets with U.S. dollars rather than using local currency liabilities or by funding U.S. dollar assets with local currency liabilities. The average currency positions of the Corporation's international operations did not change significantly from amounts previously disclosed at December 31, 1995, with the exception of Brazil. Brazil's average currency position during the first quarter of 1996 was approximately $112 million compared to $14 million during the fourth quarter of 1995. These positions are actively managed and, therefore, it is not unusual for levels to fluctuate from period to period. To date, these positions have been liquid in nature and local management has been able to close and re-open these positions as necessary. For additional information related to the Corporation's currency positions, see page 37 of the Corporation's 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K.

The economic situation in Latin America can be volatile, including the effect of world financial markets on these economies. As such, changes in the economies of the Latin American countries in which the Corporation does business could have an impact on the Corporation in the future. The Corporation has not experienced any collection problems as a result of currency restrictions or foreign exchange liquidity problems on its current portfolio of cross-border outstandings to emerging markets countries. However, if actions implemented by Latin American governments do not remain effective over time, particularly with regard to liquidity, the Corporation's operations could experience adverse effects, including stress on liquidity, deterioration of credit quality, a decline in the value of its securities portfolio and declines in loan and deposit levels. The Corporation will continue to monitor the economies of Latin American countries in which it has local operations, cross-border outstandings and/or currency positions. Each emerging markets country is at a different stage of development with a unique set of economic fundamentals; therefore, it is not possible to predict what developments will occur and what impact these developments will ultimately have on the economies of these countries or on the Corporation's financial statements. For additional information related to the Corporation's Latin American cross-border outstandings, see pages 35 through 38 of the Corporation's 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K.

                              LIQUIDITY MANAGEMENT

The Corporation's liquid assets, which consist primarily of interest bearing deposits in other banks, federal funds sold and resale agreements, money market loans and unencumbered U.S. Treasury and government agency securities, stood at $6.3 billion at March 31, 1996, compared with $5.8 billion at December 31, 1995. In addition, the Corporation continues to have access to funds in the public markets at competitive rates. Based on the Corporation's liquid asset level and its ability to access the public markets for additional funding when necessary, management considers overall liquidity at March 31, 1996 to be adequate to meet current obligations, support expectations for future changes in asset and liability levels and carry on normal operations. For additional information related to the Corporation's liquidity management, see pages 38 and 39 of the Corporation's 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K.

                               INTEREST RATE RISK

Interest rate risk is defined as the exposure of the Corporation's net income or financial position to adverse movements in interest rates. The Corporation manages its interest rate risk within policies and limits established by the Asset and Liability Management Committee (ALCO) and approved by the Board of Directors (Board). ALCO issues strategic directives to specify the extent to which Board-approved rate risk limits are utilized, taking into account the results of the rate risk modeling process as well as other internal and external factors.

Interest rate risk related to non-trading, U.S. dollar denominated positions, which represents a significant portion of the consolidated balance sheet at March 31, 1996, is managed centrally through the Boston Treasury Group. Interest rate risk associated with these positions is evaluated and managed through several modeling methodologies. The two principal methodologies used are market value sensitivity and net interest revenue at risk. The results of these models are reviewed monthly with ALCO and at least quarterly with the Board.

These methodologies are designed to isolate the effects of market changes in interest rates on the Corporation's existing positions, and they exclude other factors, such as competitive pricing considerations, future changes in asset and liability mix, and other management actions, and, therefore, are not by themselves measures of future levels of net interest revenue.

These two methodologies provide different but complementary measures of the level of interest rate risk: the longer term view is modeled through market value sensitivity, while the shorter term view is evaluated through net interest revenue at risk over the next twelve months. Under current ALCO directives, market value sensitivity cannot exceed 3 percent of risk-based capital and net interest revenue at risk cannot exceed 2 percent of net interest revenue over
the next twelve-month period.   The ALCO market value sensitivity directive was
increased during the current quarter from 2 percent of risk-based capital at December 31, 1995, to 3 percent of risk-based capital. The following table shows the Corporation's market value sensitivity and net interest revenue at risk positions at March 31, 1996 and December 31, 1995, respectively.

MARKET VALUE SENSITIVITY AND NET
INTEREST REVENUE AT RISK POSITIONS

                                 March 31, 1996           December 31, 1995
                                 --------------           -----------------
                                           Quarterly                 Quarterly
(dollars in millions)        Quarter-end    Average    Quarter-end    Average
- -------------------------------------------------------------------------------

Market Value
     Sensitivity (1).......      $161        $127          $ 87        $ 84
% of risk-based capital           2.9%        2.4%          1.6%        1.6%
- -------------------------------------------------------------------------------


Net Interest Revenue
     at Risk (2)...........      $ 17        $ 19          $ 24        $ 21
% of net interest revenue         1.0%        1.1%          1.4%        1.2%
- ------------------------------------------------------------------------------

 (1) Decline in market value based on a 100 basis point adverse interest rate shock.
 (2) Decline in net interest revenue based on the greater of a 100 basis point adverse interest rate shock or a 200 basis point adverse change in interest rates over the next twelve-month period. At March 31, 1996, the adverse position was based upon a 100 basis point upward interest rate shock. At December 31, 1995, the adverse position was based upon a 200 basis point decline in interest rates over the next twelve-month period. See further discussion below.

At March 31, 1996, the Corporation's adverse market value sensitivity was to rising interest rates. The increase in the market value sensitivity position since December 31, 1995 was primarily due to an increase in fixed rate assets and, therefore, lengthening asset durations, and the termination of $8.2 billion of a series of interest rate futures contracts that were linked to the Corporation's short-term floating rate wholesale funding.

The Corporation's adverse net interest revenue at risk position was to rising interest rates at March 31, 1996, and to declining rates at December 31, 1995. The change in exposure is primarily due to changes in the terms and repricing characteristics of balance sheet and off-balance sheet items at a specific point in time, including the termination of the series of futures contracts discussed above, which resulted in an increase in floating rate liabilities.

The market value sensitivity and the net interest revenue at risk positions were in compliance with ALCO directives during the quarter ended March 31, 1996. The level of exposure maintained by the Corporation is a function of the market environment and will change from period to period based on interest rate and other economic expectations.

Non-U.S. dollar denominated interest rate risk is managed by the Corporation's overseas units, with oversight by the Boston Treasury group. The Corporation, through ALCO, has established limits for its non-U.S. dollar denominated interest rate risk using cumulative gap limits for each country in which the Corporation has local market interest rate risk. During the first quarter of 1996, the cumulative gap positions in each country were within ALCO limits. The level of interest rate risk positions taken by the overseas units varies based on economic conditions in the country at the particular point in time.

Additional information with respect to the Corporation's management of interest rate risk, is included on pages 39 to 43 of the Corporation's 1995 Annual Report to Stockholders which is incorporated by reference into its 1995 Annual Report on Form 10-K.

Derivative Financial Instruments

The Corporation utilizes a variety of financial instruments to manage interest rate risk, including derivatives. Derivatives provide the Corporation with significant flexibility in managing its interest rate risk exposure, enabling it to manage risk efficiently and respond quickly to changing market conditions by minimizing the impact on balance sheet leverage. The Corporation routinely uses non-leveraged rate-related derivative instruments, primarily interest rate swaps and futures, as part of its asset and liability management (ALM) practices. All derivative activities are managed on a comprehensive basis, are included in the overall market value sensitivity and net interest revenue at risk measures and limits described above, and are subject to credit standards similar to those for balance sheet exposures.

The following table summarizes the notional amounts and fair values of interest rate derivatives and foreign exchange contracts included in the Corporation's ALM portfolio.

                                               March 31, 1996 (1)                              December 31, 1995 (1)
                                -------------------------------------------------  ------------------------------------------------

                                Notional     Fair Value (2)(3)   Unrecognized (4)  Notional    Fair Value (2)(3)   Unrecognized (4)
  (in millions)                  Amount    Asset      Liability     Gain (Loss)     Amount     Asset    Liability    Gain (Loss)
- --------------------------      -------------------------------------------------  ------------------------------------------------

Interest rate contracts
    Futures and forwards          $2,442     $ 5                      ($66)        $12,518                   $10          ($89)
    Interest rate swaps            6,824      35         $46            (3)          5,828       $ 92          7           102
    Interest rate options
        Purchased                    390       1                         1           3,968        119                        2
        Written or sold               15                                               360                    34
                                ------------------------------------------------   ------------------------------------------------

Total interest rate contract      $9,671     $41         $46          ($68)        $22,674       $211        $51           $15
                                ================================================   ================================================

Foreign exchange contracts
    Spot and forward contracts    $  629     $ 3         $ 1           $ 2         $ 1,257       $  3        $ 5          ($ 2)
                                ------------------------------------------------   ------------------------------------------------
Total foreign exchange contracts  $  629     $ 3         $ 1           $ 2         $ 1,257       $  3        $ 5          ($ 2)
                                ================================================   ================================================


(1)  Contracts under master netting agreements are shown on a net basis.

(2) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. The majority of derivatives that are part of the ALM portfolio are accounted for on the accrual basis, and not carried at fair value. In certain cases, contracts, such as futures, are subject to daily cash settlements; as such, the fair value of these instruments is zero.

(3) The credit exposure of interest rate derivatives and foreign exchange contracts at March 31, 1996 and December 31, 1995 is represented by the fair value of contracts reported in the "Asset" column.

(4) Unrecognized gain or loss represents the amount of gain or loss, based on fair value, that has not been recognized in the income statement at the balance sheet date. This includes amounts related to contracts which have been terminated. Such amounts are recognized as an adjustment of yield of the linked assets or liabilities over the period being managed. At March 31, 1996, there were $26 million of unrecognized gains and $56 million of unrecognized losses related to terminated contracts that are being amortized as an adjustment of the yield of the assets or liabilities to which they were linked over a weighted average period of 31 months and 21 months, respectively. At December 31, 1995, unrecognized gains of $32 million and unrecognized losses of $2 million related to terminated contracts were being amortized over weighted average periods of 32 months and 23 months, respectively.

The decrease in fair value of interest rate derivative contracts, as reflected in the change from a net unrecognized gain of $15 million at December 31, 1995, to a net unrecognized loss of $68 million at March 31, 1996, was primarily due to an increase in long-term interest rates during the quarter, which principally impacted the interest rate swap portfolio and resulted in a decline in its fair value.

The Corporation's utilization of derivative instruments is modified from time to time in response to changing market conditions, as well as changes in the characteristics and mix of the Corporation's related assets and liabilities. In this respect, during the current quarter the Corporation terminated $8.2 billion of a series of interest rate futures contracts that were linked to the Corporation's short-term floating rate wholesale funding. The remaining unrecognized loss of $56 million at March 31, 1996 related to the terminated futures contracts will be amortized to net interest revenue as an adjustment of the yield of the short-term liabilities to which they were linked over the remainder of the period being managed.

The following table summarizes the remaining maturity of interest rate derivative financial instruments entered into for ALM purposes as of March 31, 1996.

                                                                        Remaining Maturity
(dollars in millions)                                                                                 March    December
                                                                                                    31, 1996   31, 1995
                                              1996     1997     1998     1999     2000     2001+      Total      Total
Interest Rate Swaps
DOMESTIC
Receive fixed rate swaps (1)
   Notional amount                         $   402   $  151   $   65            $  340   $ 1,500    $2,458     $ 2,453
   Weighted average receive rate              6.08%    8.94%    5.87%             5.50%     6.38%     6.35%       6.35%
   Weighted average pay rate                  5.33%    5.27%    5.41%             5.39%     5.43%     5.40%       5.86%
Pay fixed rate swaps (1)
   Notional amount                         $   123   $   39   $   34   $   44   $   38   $    53    $  331     $   301
   Weighted average receive rate              5.31%    5.55%    5.82%    5.61%    5.63%     5.55%     5.50%       6.19%
   Weighted average pay rate                  6.43%    6.83%    8.70%    7.37%    7.10%     7.18%     7.03%       6.81%
Basis swaps (2)
   Notional amount                         $ 1,249                              $   50   $   299    $1,598     $ 1,599
   Weighted average receive rate              5.47%                               5.72%     5.84%     5.55%       5.97%
   Weighted average pay rate                  5.54%                               5.47%     5.67%     5.56%       5.86%
TOTAL DOMESTIC INTEREST RATE SWAPS
   Notional amount                         $ 1,774   $  190   $   99   $   44   $  428   $ 1,852    $4,387     $ 4,353
   Weighted average receive rate (3)          5.60%    8.24%    5.85%    5.61%    5.54%     6.27%     6.00%       6.20%
   Weighted average pay rate (3)              5.55%    5.59%    6.54%    7.37%    5.55%     5.52%     5.58%       5.93%
TOTAL INTERNATIONAL INTEREST RATE SWAPS
   Notional Amount (4)                     $ 2,437                                                  $2,437     $ 1,475
Other Derivative Products
Futures and forwards (5)                   $ 2,442                                                  $2,442     $12,518
Interest rate options (6)
       Purchased                               227   $   39   $   81   $   43                          390       3,968
       Written or sold                          15                                                      15         360
                                             -----     ----     ----     ----     ----     -----     -----      ------
TOTAL CONSOLIDATED NOTIONAL AMOUNT         $ 6,895   $  229   $  180   $   87   $  428   $ 1,852    $9,671     $22,674
                                             =====     ====     ====     ====     ====     =====     =====      ======

(1) Of the receive fixed rate swaps, $1 billion were linked to floating rate loans, and the remainder principally to fixed rate notes payable. Of the swaps linked to notes payable, approximately $1 billion are scheduled to mature in 2001 and thereafter. The majority of pay fixed rate swaps are linked to fixed rate loans and fixed rate securities.
(2) Basis swaps represent swaps where both the pay rate and receive rate are floating rates. All of the basis swaps are linked to short-term bank notes and floating rate mortgages.
(3) The majority of the Corporation's interest rate swaps accrue at LIBOR (London Interbank Offered Rate). In arriving at the variable weighted average receive and pay rates, LIBOR rates in effect as of March 31, 1996 have been implicitly assumed to remain constant throughout the terms of the swaps. Future changes in LIBOR rates would affect the variable rate information disclosed.
(4) The majority of the international portfolio is comprised of swaps entered into by the Corporation's Brazilian operation with a weighted average maturity of less than 90 days. These swaps typically include the exchange of floating rate indices that are limited to the Brazilian market.
(5) At December 31, 1995, the majority of the futures used by the Corporation were linked to short-term liabilities and were exchange-traded instruments. The reference instruments for these contracts comprise the major types available, such as Eurodollar deposits and U.S. Treasury notes. During the first quarter of 1996, the Corporation terminated a series of futures contracts which accounts for the majority of the decline from December 31, 1995 (see discussion above). The majority of the futures contracts at March 31, 1996 were entered into by the Corporation's Brazilian operation and are linked to short-term interest bearing assets and liabilities. Average rates are not meaningful for these products.
(6) At December 31, 1995, primarily includes interest rate options used to manage prepayment risk related to the mortgage servicing portfolio of the Corporation's mortgage banking subsidiary which was sold in the first quarter of 1996.

Derivatives not used for ALM purposes are included in the derivatives trading portfolio. The primary focus of the Corporation's derivatives trading activities is related to providing risk management products to its customers.

The following table summarizes the notional amounts and fair values of interest rate derivatives and foreign exchange contracts included in the Corporation's trading portfolio.


                                                           March 31, 1996 (1)                        December 31, 1995 (1)
                                                  -------------------------------------     ---------------------------------------

                                                  Notional        Fair Value (2)(3)(4)        Notional       Fair Value (2)(3)(4)
  (in millions)                                    Amount         Asset       Liability        Amount        Asset       Liability
- -----------------------------------------------------------------------------------------    ---------------------------------------

Interest rate contracts
  Futures and forwards                                $38,166         $ 40        $ 42        $30,789
  Interest rate swaps                                   8,817           68          70          9,169        $ 91           $ 80
  Interest rate options
     Purchased                                          3,759           12                      3,411           9
     Written or sold                                    4,563                       10          3,986                          9
                                                     ----------------------------------     ---------------------------------------

Total interest rate contracts                         $55,305         $120        $122        $47,355        $100           $ 89
                                                     ==================================     ========================================


Foreign exchange contracts
  Spot and forward contracts                          $18,048         $162        $160        $13,072        $171           $167
  Options purchases                                       987           14                      1,044          13
  Options written or sold                                 827                       16          1,130                         16
                                                     ----------------------------------     ---------------------------------------

Total foreign exchange contracts                      $19,862         $176        $176        $15,246        $184           $183
                                                     ==================================     ========================================


(1)  Contracts under master netting agreements are shown on a net basis.

(2) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. The fair value amounts of the trading portfolio are included in other assets or other liabilities, as applicable. In certain cases, contracts, such as futures, are subject to daily cash settlements; as such, the fair value of these instruments is zero.

(3) The credit exposure of interest rate derivatives and foreign exchange contracts at March 31, 1996 and December 31, 1995, is represented by the fair value of contracts reported in the "Asset" column.

(4) The average asset and liability fair value amounts for interest rate contracts included in the trading portfolio for the quarters ended March 31, 1996 and December 31, 1995, were $110 million and $106 million, respectively, and $89 million and $71 million, respectively. The average asset and liability fair value amounts for foreign exchange contracts included in the trading portfolio were both $180 million for the quarter ended March 31, 1996, and $233 million and $222 million, respectively, for the quarter ended December 31, 1995.

Net trading gains from interest rate derivatives for the quarters ended March 31, 1996 and 1995 were $5 million and $3 million, respectively. Net trading gains from foreign exchange activities, which include foreign exchange spot, forward and option contracts, for both quarters ended March 31, 1996 and 1995, were $12 million.

Additional information on the Corporation's derivative products, including its accounting policies, is included on pages 40 to 42, and in Notes 1 and 20 to the Financial Statements, of the Corporation's 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K.

                                    CAPITAL

The Corporation's Tier 1 and total capital ratios were 8.1 percent and 12.9 percent, respectively, at March 31, 1996, compared with 8.0 percent and 12.8 percent, respectively, at December 31, 1995. The Corporation's leverage ratio at March 31, 1996 was 7.2 percent compared with 7.4 percent at December 31, 1995. The Tier 1 and total capital ratios benefited from a reduction in risk-adjusted assets, principally due to the previously described BBMC transaction as well as from the retention of earnings, offset, in part, by a reduction in capital due to the Corporation's repurchase of 1.5 million shares of its common stock during the first quarter of 1996. In the case of the leverage ratio, the impact of the BBMC transaction, which occurred on March 15 1996, on average assets was less significant than the impact of the share repurchase on capital, causing the ratio to decline slightly from December 31, 1995.

As of March 31, 1996, the capital ratios of the Corporation and all of its banking subsidiaries exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The capital categories of the Corporation's banking subsidiaries are determined solely for purposes of applying FDICIA's provisions and, accordingly, such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's banking subsidiaries.

In April 1996, stockholders of the Corporation authorized an increase in the authorized shares of the Corporation's common stock from 200 million shares, par value $2.25 per share, to 300 million shares, par value $1.50 per share. In addition, in April 1996, the Board voted to increase the quarterly common stock dividend by 19 percent, from $.37 to $.44 per share, payable on May 31, 1996. The payment and level of future common dividends will continue to be determined by the Board based on the Corporation's financial condition, recent earnings history and other factors.

Consolidated Balance Sheet Averages by Quarter
Last Nine Quarters
(in millions)


                                           1994                               1995                                            1996
                                   -----------------------------------------------------------------------------------------------
                                      1          2          3          4          1          2          3          4          1
                                   -------    -------    -------    -------    -------    -------    -------    -------    -------
ASSETS
Interest bearing deposits
 in other banks                    $ 1,083    $   902    $ 1,131    $ 1,062    $ 1,262    $ 1,309    $ 1,249    $ 1,350   $  1,309
Federal funds sold and
  securities purchased
  under agreements to resell         2,447      3,485      2,595      1,711      1,364      1,166        824        746      1,249
Trading securities                     452        402        618        750        694        787        867        864      1,107
Loans held for sale                    960        824        651        315        256        254        478        737        930
Securities                           2,945      3,164      3,489      4,435      4,288      4,526      4,824      5,247      5,653
Loans and lease financing           28,615     29,105     30,362     31,076     30,123     30,928     31,625     31,763     31,357
                                   -------    -------    -------    -------    -------    -------    -------    -------    -------
   Total earning assets             36,502     37,882     38,846     39,349     37,987     38,970     39,867     40,707     41,605
Other assets                         4,712      4,820      5,079      5,051      4,858      5,131      5,318      5,526      5,409
                                   -------    -------    -------    -------    -------    -------    -------    -------    -------
   TOTAL ASSETS                    $41,214    $42,702    $43,925    $44,400    $42,845    $44,101    $45,185    $46,233    $47,014
                                   =======    =======    =======    =======    =======    =======    =======    =======    =======


LIABILITIES AND
  STOCKHOLDERS' EQUITY
Deposits:
Domestic offices:
  Noninterest bearing              $ 4,633    $ 4,403    $ 4,477    $ 4,701    $ 4,194    $ 4,196    $ 4,291    $ 4,457    $ 4,519
  Interest bearing                  17,110     16,672     17,309     17,388     15,827     16,228     16,686     17,152     17,107
Overseas offices:
  Noninterest bearing                  497        393        415        481        415        416        501        492        499
  Interest bearing                   6,375      6,764      7,703      7,875      8,318      7,967      7,790      8,202      8,698
                                   -------    -------    -------    -------    -------    -------    -------    -------    -------
   Total deposits                   28,615     28,232     29,904     30,445     28,754     28,807     29,268     30,303     30,823
Federal funds purchased and
  repurchase agreements              3,619      4,014      3,728      3,333      3,699      3,896      3,310      3,892      3,417
Other funds borrowed                 2,411      4,124      3,633      3,861      3,585      4,278      5,369      4,620      5,010
Notes payable                        2,194      1,957      1,987      2,141      2,133      2,062      2,065      2,109      2,374
Other liabilities                    1,433      1,404      1,625      1,491      1,467      1,661      1,643      1,647      1,647
Stockholders' equity                 2,942      2,971      3,048      3,129      3,207      3,397      3,530      3,662      3,743
                                   -------    -------    -------    -------    -------    -------    -------    -------    -------
 TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $41,214    $42,702    $43,925    $44,400    $42,845    $44,101    $45,185    $46,233    $47,014
                                   =======    =======    =======    =======    =======    =======    =======    =======    =======

Consolidated Statement of Income by Quarter - Taxable Equivalent Basis Last Nine Quarters
(in millions, except per share amounts)

                                                    1994                                              1995                 1996
                                            1          2         3         4          1         2         3         4         1
                                        -----      -----     -----     -----      -----     -----     -----     -----     -----
Net Interest Revenue:                 $ 340.7    $ 374.5   $ 423.9   $ 433.4    $ 425.9   $ 434.1   $ 439.4   $ 441.8   $ 433.6
Taxable equivalent adjustment             1.5        1.5       1.3       2.7        1.4       1.9       1.5       5.0       2.2
                                        -----      -----     -----     -----      -----     -----     -----     -----     -----
Total net interest revenue              342.2      376.0     425.2     436.1      427.3     436.0     440.9     446.8     435.8
Provision for credit losses              45.0       25.0      25.0      35.0       90.0      40.0      45.0      75.0      50.0
                                        -----      -----     -----     -----      -----     -----     -----     -----     -----
Net interest revenue after
    provision for credit losses         297.2      351.0     400.2     401.1      337.3     396.0     395.9     371.8     385.8
                                        -----      -----     -----     -----      -----     -----     -----     -----     -----

Noninterest Income:
Financial service fees                   92.4       93.9     104.3     105.5      105.6     113.3     117.6     186.2       6.8
Trust and agency fees                    47.7       50.3      50.6      53.1       52.7      57.2      58.2      48.9      51.0
Trading profits and commissions           3.9        1.2      10.9       (.1)       1.1       6.1       6.6       8.3      12.3
Net securities gains                      3.9        5.9       1.3       2.5        6.1        .2        .8       1.9      13.4
Other income                             87.2       41.0      35.1      37.6      127.7      59.3      65.4      67.9     142.7
                                        -----      -----     -----     -----      -----     -----     -----     -----     -----
      Total noninterest income          235.1      192.3     202.2     198.6      293.2     236.1     248.6     313.2     226.2
                                        -----      -----     -----     -----      -----     -----     -----     -----     -----

Noninterest Expense:
Salaries                                157.8      161.5     168.1     177.8      176.4     179.6     191.1     188.8     186.5
Employee benefits                        36.9       37.0      38.6      35.1       40.4      40.9      41.5      38.6      42.6
Occupancy expense                        31.9       33.1      35.2      34.4       34.9      34.4      35.6      35.3      37.0
Equipment expense                        23.6       23.4      24.2      24.9       24.1      25.7      25.2      25.4      26.2
Acquisition-related charges                         16.4       5.0                                               28.2
Other expense                            96.5      101.0     107.2     109.7      107.4     111.5      99.8     112.9     112.2
                                        -----      -----     -----     -----      -----     -----     -----     -----     -----
   Total noninterest expense            346.7      372.4     378.3     381.9      383.2     392.1     393.2     429.2     404.5
                                        -----      -----     -----     -----      -----     -----     -----     -----     -----
Income before income
   taxes and extraordinary item         185.6      170.9     224.1     217.8      247.3     240.0     251.3     255.8     207.5
                                        -----      -----     -----     -----      -----     -----     -----     -----     -----
Provision for income taxes               81.4       74.9      98.8      94.3      120.6     104.8     109.9     108.4      88.8
Taxable equivalent adjustment             1.5        1.5       1.3       2.7        1.4       1.9       1.5       5.0       2.2
                                        -----      -----     -----     -----      -----     -----     -----     -----     -----
                                         82.9       76.4     100.1      97.0      122.0     106.7     111.4     113.4      91.0
                                        -----      -----     -----     -----      -----     -----     -----     -----     -----

Income before extraordinary item        102.7       94.5     124.0     120.8      125.3     133.3     139.9     142.4     116.5
Extraordinary item                       (6.6)
                                        -----      -----     -----     -----      -----     -----     -----     -----     -----
NET INCOME                            $  96.1    $  94.5   $ 124.0   $ 120.8    $ 125.3   $ 133.3   $ 139.9   $ 142.4   $ 116.5
                                        =====      =====     =====     =====      =====     =====     =====     =====     =====

Per Common Share:
Income before extraordinary item:
     Primary                          $   .88    $   .80   $  1.07   $  1.04    $  1.08   $  1.11   $  1.17   $  1.18   $   .97
     Fully diluted                        .85        .77      1.04      1.01       1.04      1.10      1.15      1.17       .95
Net Income:
     Primary                          $   .82    $   .80   $  1.07   $  1.04    $  1.08   $  1.11   $  1.17   $  1.18   $   .97
     Fully diluted                        .79        .77      1.04      1.01       1.04      1.10      1.15      1.17       .95
Cash dividends declared                   .22        .22       .22       .27        .27       .27       .37       .37       .37


AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis
Quarter Ended March 31, 1996
(Dollars In millions)

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                         Average                    Average
                        ASSETS                                                            Volume     Interest(1)       Rate
                                                                                          ---------------------------------

Interest Bearing Deposits with
                   Other Banks         U.S.                                              $   198      $     3          5.75%
                                       International                                       1,111           21          7.59
                                                                                         -------        -----
                                           Total                                           1,309           24          7.31
                                                                                         -------        -----         -----
 Federal Funds Sold and Resale
                    Agreements         U.S.                                                  189            3          5.13
                                       International                                       1,060           38         14.64
                                                                                         -------        -----
                                           Total                                           1,249           41         13.20
                                                                                         -------        -----         -----
            Trading Securities         U.S.                                                  343            5          5.60
                                       International                                         764           35         18.81
                                                                                         -------        -----
                                           Total                                           1,107           40         14.72
                                                                                         -------        -----         -----
           Loans Held for Sale         U.S.                                                  891           15          7.12
                                       International                                          39            1          6.14
                                                                                         -------        -----
                                           Total                                             930           16          7.08
                                                                                         -------        -----         -----
                    Securities         U.S.
                                         Available for sale (3)                            4,286           71          6.16
                                         Held to maturity                                    627           10          6.61
                                       International
                                         Available for sale (3)                              646           20         13.15
                                         Held to maturity                                     94            4         15.23
                                                                                         -------        -----
                                           Total                                           5,653          105          7.46
                                                                                         -------        -----         -----
              Loans and Leases
      (Net of Unearned Income)         U.S.                                               22,610          490          8.72
                                       International                                       8,747          321         14.73
                                                                                         -------        -----
                                           Total loans and lease financing (2)            31,357          811         10.40
                                                                                         -------        -----         -----
                                       Earning assets                                     41,605        1,037         10.03
                                                                                         -------        -----         -----
                                       Nonearning assets                                   5,409
                                                                                         -------
                                       Total Assets                                      $47,014
                                                                                         =======
                                      -------------------------------------------------------------------------------------
               LIABILITIES AND
          STOCKHOLDERS' EQUITY
                      Deposits         U.S.
                                         Savings deposits                                $ 9,453       $   66          2.79%
                                         Time deposits                                     7,654          109          5.75
                                       International                                       8,698          181          8.36
                                                                                         -------        -----
                                           Total                                          25,805          356          5.55
                                                                                         -------        -----         -----
       Federal Funds Purchased
     and Repurchase Agreements         U.S.                                                3,319           48          5.82
                                       International                                          98            2         10.18
                                                                                         -------        -----
                                           Total                                           3,417           50          5.95
                                                                                         -------        -----         -----
          Other Funds Borrowed         U.S.                                                3,940           62          6.29
                                       International                                       1,070           90         33.96
                                                                                         -------        -----
                                           Total                                           5,010          152         12.20
                                                                                         -------        -----         -----
                 Notes Payable         U.S.                                                1,908           32          6.64
                                       International                                         466           11          9.90
                                                                                         -------        -----
                                           Total                                           2,374           43          7.28
                                                                                         -------        -----         -----
                                       Total interest bearing liabilities                 36,606          601          6.61
                                                                                         -------        -----         -----
                                       Demand deposits U.S.                                4,519
                                       Demand deposits International                         499
                                       Other noninterest bearing liabilities               1,647
                                       Total Stockholders' Equity                          3,743
                                                                                         -------
                                       Total Liabilities and Stockholders' Equity        $47,014
                                                                                         =======
                                       ---------------------------------------------------------------------------------------------

          NET INTEREST REVENUE         U.S.                                              $29,144       $  312          4.31%
            AS A PERCENTAGE OF         International                                      12,461          124          3.99
              AVERAGE INTEREST                                                            ------        -----
              EARNING ASSETS
                                           Total                                         $41,605       $  436          4.21
                                                                                          ------        -----
                                       ---------------------------------------------------------------------------------------------

(1)  Income is shown on a fully taxable equivalent basis.
(2)  Loans and lease financing includes nonaccrual and renegotiated balances.
(3) Average rates for securities available for sale are based on the securities' amortized cost.

AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis
Quarter Ended March 31, 1995
(Dollars In millions)

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                         Average                    Average
                        ASSETS                                                            Volume     Interest(1)       Rate
                                                                                         ----------------------------------

Interest Bearing Deposits with
                   Other Banks         U.S.                                              $   129      $     2          7.21%
                                       International                                       1,133           63         22.47
                                                                                         -------       ------
                                           Total                                           1,262           65         20.92
                                                                                         -------        -----         -----
 Federal Funds Sold and Resale
                    Agreements         U.S.                                                  527            8          6.03
                                       International                                         837           94         45.76
                                                                                         -------        -----
                                           Total                                           1,364          102         30.41
                                                                                         -------        -----         -----
            Trading Securities         U.S.                                                  194            3          6.52
                                       International                                         500           38         30.59
                                                                                         -------        -----
                                           Total                                             694           41         23.85
                                                                                         -------        -----         -----
           Loans Held for Sale         U.S.                                                  256            4          5.95
                                                                                         -------        -----         -----
                   Securities          U.S.
                                         Available for sale (3)                            2,210           36          6.64
                                         Held to maturity                                  1,588           26          6.77
                                       International
                                         Available for sale (3)                              298           10         11.33
                                         Held to maturity                                    192            4          7.81
                                                                                         -------        -----
                                           Total                                           4,288           76          7.22
                                                                                         -------        -----         -----
              Loans and Leases
      (Net of Unearned Income)         U.S.                                               22,742          499          8.90
                                       International                                       7,381          247         13.59
                                                                                         -------        -----
                                           Total loans and lease financing (2)            30,123          746         10.05
                                                                                         -------        -----         -----
                                       Earning assets                                     37,987        1,034         11.05
                                                                                         -------        -----         -----
                                       Nonearning assets                                   4,858
                                                                                         -------
                                       Total Assets                                      $42,845
                                                                                         =======
                                       -------------------------------------------------------------------------------------------

               LIABILITIES AND
          STOCKHOLDERS' EQUITY
                      Deposits         U.S.
                                         Savings deposits                                $8,699      $    52          2.44%
                                         Time deposits                                    7,128           91          5.21
                                       International                                      8,318          218         10.61
                                                                                        -------        -----
                                           Total                                         24,145          361          6.07
                                                                                        -------        -----         -----
       Federal Funds Purchased
     and Repurchase Agreements         U.S.                                               3,529           44          5.07
                                       International                                        170           14         32.86
                                                                                         ------        -----
                                           Total                                          3,699           58          6.34
                                                                                         ------        -----         -----
          Other Funds Borrowed         U.S.                                               2,621           40          6.20
                                       International                                        964          109         45.75
                                                                                         ------        -----
                                           Total                                          3,585          149         16.83
                                                                                         ------        -----         -----
                 Notes Payable         U.S.                                               1,996           34          6.95
                                       International                                        137            5         14.63
                                                                                         ------        -----
                                           Total                                          2,133           39          7.45
                                                                                         ------        -----         -----
                                       Total interest bearing liabilities                33,562          607          7.34
                                                                                        -------        -----         -----
                                       Demand deposits U.S.                               4,194
                                       Demand deposits International                        415
                                       Other noninterest bearing liabilities              1,467
                                       Total Stockholders' Equity                         3,207
                                                                                        -------
                                       Total Liabilities and Stockholders' Equity       $42,845
                                                                                        =======
                                       -------------------------------------------------------------------------------------------

          NET INTEREST REVENUE
            AS A PERCENTAGE OF
              AVERAGE INTEREST
                EARNING ASSETS         U.S.                                             $27,647         $330          4.85%
                                       International                                     10,340           97          3.81
                                                                                         ------        -----
                                           Total                                        $37,987        $ 427          4.56
                                                                                        =======        =====
                                       -------------------------------------------------------------------------------------------

(1) Income is shown on a fully taxable equivalent basis.
(2) Loans and lease financing includes nonaccrual and renegotiated balances.
(3) Average rates for securities available for sale are based on the securities' amortized cost.

CHANGE IN NET INTEREST REVENUE -- VOLUME AND RATE ANALYSIS
First Quarter 1996 Compared With First Quarter 1995

The following table presents, on a fully taxable equivalent basis, an analysis of the effect on net interest revenue of volume and rate changes. The change due to the volume/rate variance has been allocated to volume, and the change because of the difference in the number of days in the periods has been allocated to rate.



                                               Increase (Decrease)
                                                Due to Change In
                                               -------------------
(in millions)                                  Volume         Rate        Net
                                               -------        -----     Change
                                                                        -------
Interest income:
Loans and lease financing             U.S.     $    (3)      $   (6)    $    (9)
                             International          51           23          74
                                                                           ----
                                                                             65
                                                                           ----
Other earnings assets                 U.S.          27            1          28
                             International          24         (114)        (90)
                                                                           ----
                                                                            (62)
                                                                           ----

Total interest income                               90          (87)          3

Total interest expense                              52          (58)         (6)
                                                                           ----

Net interest revenue                                                    $     9
                                                                           ====




                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

    As previously reported, in March 1993, a complaint was filed in Delaware Chancery Court against the Corporation, Society for Savings Bancorp, Inc. ("Society") and certain Society directors. The action was brought by a Society stockholder, individually and as a class action on behalf of all Society stockholders of record on the date the Corporation's proposed acquisition of Society was announced, and sought an injunction with respect to the acquisition and damages in an unspecified amount. In May 1993, the Chancery Court denied the plaintiff's motion for a preliminary injunction and in July 1993, the Corporation acquired Society. On January 23, 1995, the defendants filed a motion for summary judgment with the Chancery Court and on June 15, 1995, the Court granted summary judgment in favor of the defendants on all claims except for an aiding and abetting claim against the Corporation on which no summary judgment motion has yet been filed. The Chancery Court also denied plaintiff's motion for rehearing. Following the entry of an Order of Final Judgment by the Chancery Court, the plaintiff appealed the June 15, 1995 opinion to the Delaware Supreme Court. The matter was argued before the Delaware Supreme Court on February 21, 1996 and, after supplemental briefing on May 9, 1996, remains under advisement.

    As previously reported, Fidelity Acceptance Corporation ("FAC"), an indirect subsidiary of the Corporation that is engaged in consumer lending, and/or certain of FAC's subsidiaries (collectively referred to as FAC), are defendants in class action and other lawsuits brought in Illinois, Alabama, Mississippi, Georgia and Missouri by FAC borrowers. These lawsuits, which include claims for punitive damages, often for large dollar amounts, challenge various of FAC's lending and insurance practices, including, among others, the placing of collateral protection insurance, calculating the amount of credit life insurance, and the determination of applicable interest rates.

    Management, after reviewing all actions and proceedings pending against the Corporation and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to the Corporation's financial statements.

Item 4.     Submission of Matters to a Vote of Security Holders.

(A) The Annual Meeting of Stockholders of the Corporation was held on April 25, 1996.

(B) The following matters were submitted to a vote of the Stockholders of the
    Corporation:

    (1) Approval of Merger Agreement with BayBanks
        ------------------------------------------

Total Votes For                               78,558,798
Total Votes Against                              308,462
Total Abstentions                                474,845
Total Broker Nonvotes                         11,060,953



    (2) Election of Directors
        ---------------------


Nominee                                   Total Votes For  Total Votes Withheld
- -------                                   ---------------  --------------------
Wayne A. Budd                                  89,317,760             1,085,298
Alice F. Emerson                               89,312,951             1,090,107
Charles K. Gifford                             89,355,454             1,047,604
Paul C. O'Brien                                89,142,873             1,260,185
John W. Rowe                                   89,252,197             1,150,861


    (3)  Selection of Independent Auditors
         ---------------------------------

Total Votes For                                89,958,471
Total Votes Against                               256,294
Total Abstentions                                 188,293


    (4) Amendments to Restated Articles of Organization Increasing Authorized
        ---------------------------------------------------------------------
      Shares of Common Stock and Changing Par Value
      ---------------------------------------------


Total Votes For                                88,527,374
Total Votes Against                             1,499,263
Total Abstentions                                 376,421


    (5) 1996 Long-Term Incentive Plan
        -----------------------------

Total Votes For                                73,678,313
Total Votes Against                            15,937,352
Total Abstentions                                 787,393



    (6) Stockholder Proposal A regarding Political Activities
        -----------------------------------------------------

Total Votes For                                4,861,964
Total Votes Against                           71,265,704
Total Abstentions                              3,215,424
Total Broker Nonvotes                         11,059,966


    (7) Stockholder Proposal B regarding Approval of Certain Transactions
        -----------------------------------------------------------------

Total Votes For                                2,266,320
Total Votes Against                           74,893,921
Total Abstentions                              2,182,851
Total Broker Nonvotes                         11,059,966



    (8) Stockholder Proposal C regarding Executive Compensation
        -------------------------------------------------------

Total Votes For                                3,409,528
Total Votes Against                           73,659,064
Total Abstentions                              2,274,500
Total Broker Nonvotes                         11,059,966


    (9) Stockholder Proposal D regarding Post-Meeting Reports
        -----------------------------------------------------


Total Votes For                                2,799,181
Total Votes Against                           74,027,930
Total Abstentions                              2,515,981
Total Broker Nonvotes                         11,059,966


Item 6.     Exhibits and Reports on Form 8-K.

(a) Exhibits.



     3     -  Restated Articles of Organization of the Corporation, as amended through April 26, 1996.

     11    -  Computation of Earnings Per Share.

     12(a) _ Computation of the Corporation's Consolidated Ratio of Earnings to Fixed Charges (excluding interest on deposits).

     12(b) -  Computation of the Corporation's Consolidated Ratio of Earnings to
              Fixed Charges (including interest on deposits).

     27    -  Financial Data Schedule


(b) Current Reports on Form 8-K.

    During the first quarter of 1996, the Corporation filed two Current Reports on Form 8-K. The current reports, dated January 16, 1996 and January 18, 1996, contained information pursuant to Items 5 and 7 of Form 8-K. The Corporation also filed a Current Report on Form 8-K, dated April 18, 1996, which contained information pursuant to Items 5 and 7 of Form 8-K.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BANK OF BOSTON CORPORATION


                                         /s/ Charles K. Gifford
                                         --------------------------------------
                                         Charles K. Gifford
                                         Chairman of the Board of Directors,
                                          President and Chief Executive Officer


                                         /s/ William J. Shea
                                         --------------------------------------
                                         William J. Shea
                                         Vice Chairman,
                                          Chief Financial Officer and
                                          Treasurer



Date:  May 15, 1996