Form 10-Q
period 1996-06-30
BANK OF BOSTON CORP
filed 1996-08-14
CIK 36672

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-6522

                          BANK OF BOSTON CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                           04-2471221
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

          100 FEDERAL STREET,                            02110
         BOSTON, MASSACHUSETTS                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICE)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1996:

     Common Stock, $1.50 par value ................................. 152,243,874

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                           BANK OF BOSTON CORPORATION

                               TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
CONSOLIDATED SELECTED FINANCIAL DATA...........................................................    3

PART I   FINANCIAL INFORMATION
ITEM 1.  Financial Statements:
         Bank of Boston Corporation and Subsidiaries:
         Consolidated Balance Sheet.............................................................   4
         Consolidated Statement of Income.......................................................   6
         Consolidated Statement of Changes in Stockholders' Equity..............................   7
         Consolidated Statement of Cash Flows...................................................   8
         Notes to Financial Statements..........................................................   9
ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  15

PART II  OTHER INFORMATION
ITEM 1.  Legal Proceedings......................................................................  39
ITEM 5.  Other Information......................................................................  39
ITEM 6.  Exhibits and Reports on Form 8-K.......................................................  39

SIGNATURES.....................................................................................   40

LIST OF TABLES
  Consolidated Average Balance Sheet--Nine Quarters............................................   32
  Consolidated Statement of Income--Nine Quarters..............................................   33
  Average Balances and Interest Rates--Quarter.................................................   34
  Average Balances and Interest Rates--First Half..............................................   36
  Change in Net Interest Revenue--Volume and Rate Analysis.....................................   38

                           BANK OF BOSTON CORPORATION

                      CONSOLIDATED SELECTED FINANCIAL DATA
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                   1996       1995
QUARTERS ENDED JUNE 30                            -------    -------
INCOME STATEMENT DATA:
Net interest revenue............................. $   438    $   434
Provision for credit losses......................      50         40
Noninterest income...............................     324        236
Noninterest expense..............................     406        392
Net income.......................................     178        133
Per common share:
  Primary........................................    1.54       1.11
  Fully diluted..................................    1.52       1.10
Market value per common share:
  High...........................................     51 1/2     38 1/4
  Low............................................      46        29 3/8

SIX MONTHS ENDED JUNE 30
INCOME STATEMENT DATA:
Net interest revenue............................. $   872    $   860
Provision for credit losses......................     100        130
Noninterest income...............................     550        529
Noninterest expense..............................     811        775
Net income.......................................     295        259
Per common share:
  Primary........................................    2.50       2.19
  Fully diluted..................................    2.46       2.14
Market value per common share:
  High...........................................     51 1/2     38 1/4
  Low............................................     41 5/8     25 5/8

AT JUNE 30
BALANCE SHEET DATA:
Loans and lease financing........................ $32,885    $31,388
Total assets.....................................  50,830     45,254
Deposits.........................................  33,305     29,121
Total stockholders' equity.......................   3,960      3,465
Book value per common share......................   30.50      26.49
Regulatory capital ratios:
  Risk-based capital ratios:
    Tier 1.......................................     7.9%       7.7%
    Total........................................    12.5       13.0
  Leverage ratio.................................     7.6        7.3

                           BANK OF BOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                            JUNE 30  DECEMBER 31
                                                             1996       1995
                                                            -------  -----------
                          ASSETS
Cash and due from banks.................................... $ 2,351    $ 2,645
Interest bearing deposits in other banks...................   1,191      1,250
Federal funds sold and securities purchased under agree-
 ments to resell...........................................   2,166      1,350
Trading securities.........................................   1,649      1,109
Mortgages held for sale....................................                889
Securities
  Available for sale.......................................   6,430      5,014
  Held to maturity (fair value of $616 in 1996 and $620 in
   1995)...................................................     633        613
Loans and lease financing
  United States Operations.................................  23,743     22,498
  International Operations.................................   9,142      8,569
                                                            -------    -------
    Total loans and lease financing (net of unearned income
     of $275 in 1996 and $253 in 1995).....................  32,885     31,067
Reserve for credit losses..................................    (744)      (736)
                                                            -------    -------
  Net loans and lease financing............................  32,141     30,331
Premises and equipment, net................................     647        617
Due from customers on acceptances..........................     472        359
Accrued interest receivable................................     475        456
Other assets...............................................   2,675      2,764
                                                            -------    -------
TOTAL ASSETS............................................... $50,830    $47,397
                                                            =======    =======

   The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)

                                                           JUNE 30  DECEMBER 31
                                                            1996       1995
                                                           -------  -----------
           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Domestic offices
    Noninterest bearing................................... $ 4,620    $ 4,839
    Interest bearing......................................  17,358     16,564
  Overseas offices
    Noninterest bearing...................................     617        552
    Interest bearing......................................  10,710      8,993
                                                           -------    -------
      Total deposits......................................  33,305     30,948
Funds borrowed
  Federal funds purchased.................................   1,758      1,675
  Term federal funds purchased............................   1,254        869
  Securities sold under agreements to repurchase..........   1,881      1,226
  Other funds borrowed....................................   3,963      4,993
Acceptances outstanding...................................     472        359
Accrued expenses and other liabilities....................   1,605      1,437
Notes payable.............................................   2,632      2,139
                                                           -------    -------
TOTAL LIABILITIES.........................................  46,870     43,646
                                                           -------    -------
Commitments and contingencies
Stockholders' equity
  Preferred stock without par value
    Authorized shares--10,000,000
    Issued and outstanding shares--4,593,941..............     508        508
  Common stock, par value $1.50 in 1996 and $2.25 in 1995
    Authorized shares--300,000,000 in 1996 and 200,000,000
     in 1995
    Issued shares--113,182,698 in 1996 and 112,571,508 in
     1995
    Outstanding shares--113,182,698 in 1996 and
     112,086,150 in 1995..................................     170        253
  Surplus.................................................   1,043        932
  Retained earnings.......................................   2,198      2,020
  Net unrealized gain on securities available for sale,
   net of tax.............................................      47         64
  Treasury stock, at cost (485,358 shares in 1995)........                (22)
  Cumulative translation adjustments, net of tax..........      (6)        (4)
                                                           -------    -------
TOTAL STOCKHOLDERS' EQUITY................................   3,960      3,751
                                                           -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................ $50,830    $47,397
                                                           =======    =======

   The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                             QUARTERS ENDED      SIX MONTHS
                                                 JUNE 30        ENDED JUNE 30
                                            ----------------- -----------------
                                              1996     1995     1996     1995
                                            -------- -------- -------- --------
INTEREST INCOME
  Loans and lease financing, including
   fees.................................... $    770 $    808 $  1,580 $  1,554
  Securities...............................      110       87      213      162
  Trading securities.......................       51       43       92       84
  Mortgages held for sale..................                 5       17        9
  Federal funds sold and securities
   purchased under agreements to resell....       42       93       83      196
  Deposits in other banks..................       28       67       51      132
                                            -------- -------- -------- --------
    Total interest income..................    1,001    1,103    2,036    2,137
                                            -------- -------- -------- --------
INTEREST EXPENSE
  Deposits of domestic offices.............      164      159      333      298
  Deposits of overseas offices.............      198      257      385      479
  Funds borrowed...........................      155      215      357      422
  Notes payable............................       46       38       89       78
                                            -------- -------- -------- --------
    Total interest expense.................      563      669    1,164    1,277
                                            -------- -------- -------- --------
  NET INTEREST REVENUE.....................      438      434      872      860
  Provision for credit losses..............       50       40      100      130
                                            -------- -------- -------- --------
  Net interest revenue after provision for
   credit losses...........................      388      394      772      730
                                            -------- -------- -------- --------
NONINTEREST INCOME
  Financial service fees...................       89      113       96      219
  Trust and agency fees....................       55       57      106      110
  Trading profits and commissions..........       24        6       37        7
  Net securities gains.....................        4                17        6
  Other income.............................      152       60      294      187
                                            -------- -------- -------- --------
    Total noninterest income...............      324      236      550      529
                                            -------- -------- -------- --------
NONINTEREST EXPENSE
  Salaries.................................      185      179      372      356
  Employee benefits........................       42       41       84       81
  Occupancy expense........................       37       34       74       69
  Equipment expense........................       25       26       51       50
  Other expense............................      117      112      230      219
                                            -------- -------- -------- --------
    Total noninterest expense..............      406      392      811      775
                                            -------- -------- -------- --------
Income before income taxes.................      306      238      511      484
Provision for income taxes.................      128      105      216      225
                                            -------- -------- -------- --------
NET INCOME................................. $    178 $    133 $    295 $    259
                                            ======== ======== ======== ========
NET INCOME APPLICABLE TO COMMON STOCK...... $    169 $    124 $    276 $    240
                                            ======== ======== ======== ========
PER COMMON SHARE
Net income
  Primary.................................. $   1.54 $   1.11 $   2.50 $   2.19
  Fully diluted............................ $   1.52 $   1.10 $   2.46 $   2.14
Dividends declared......................... $    .44 $    .27 $    .81 $    .54
AVERAGE NUMBER OF COMMON SHARES (IN
 THOUSANDS)
  Primary..................................  109,725  111,369  110,380  109,335
  Fully diluted............................  111,253  112,933  112,064  112,718

   The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                1996    1995
SIX MONTHS ENDED JUNE 30                                       ------  ------
PREFERRED STOCK
Balance, January 1............................................ $  508  $  508
                                                               ------  ------
Balance, June 30..............................................    508     508
                                                               ------  ------
COMMON STOCK
Balance, January 1............................................    253     242
Change in par value...........................................    (84)
Common stock issued
 Exercise of stock options....................................              1
 Conversion of subordinated convertible debentures............              8
 Acquisition of The Boston Bancorp............................      1
                                                               ------  ------
Balance, June 30..............................................    170     251
                                                               ------  ------
SURPLUS
Balance, January 1............................................    932     810
Change in par value...........................................     84
Dividend reinvestment and stock purchase plan.................              9
Exercise of stock options.....................................    (24)      5
Conversion of subordinated debentures.........................             71
Acquisition of Ganis Credit Corporation.......................              1
Restricted stock grants, net of forfeitures...................      3       1
Acquisition of The Boston Bancorp.............................     47
Other, principally employee benefit plans.....................      1       3
                                                               ------  ------
Balance, June 30..............................................  1,043     900
                                                               ------  ------
RETAINED EARNINGS
Balance, January 1............................................  2,020   1,655
Net income....................................................    295     259
Restricted stock grants, net of forfeitures...................     (8)     (5)
Cash dividends declared
 Preferred stock..............................................    (19)    (19)
 Common stock.................................................    (90)    (59)
                                                               ------  ------
Balance, June 30..............................................  2,198   1,831
                                                               ------  ------
NET UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE
Balance, January 1............................................     64     (40)
Change in net unrealized gain (loss) on securities available
 for sale, net of tax.........................................    (17)     17
                                                               ------  ------
Balance, June 30..............................................     47     (23)
                                                               ------  ------
TREASURY STOCK
Balance, January 1............................................    (22)    (27)
Purchases of treasury stock--5,405,000 shares in 1996.........   (255)    (28)
Treasury stock reissued
 Dividend reinvestment and stock purchase plan--491,586 shares
  in 1996.....................................................     23       9
 Exercise of stock options--1,132,988 shares in 1996..........     51       1
 Conversion of subordinated debentures........................             15
 Acquisition of The Boston Bancorp--3,751,091 shares in 1996..    181
 Acquisition of Ganis Credit Corporation--153,741 shares in
  1996........................................................      7      21
 Restricted stock grants--222,410 shares in 1996..............     10       7
 Other, principally employee benefit plans--138,542 shares in
  1996........................................................      5       2
                                                               ------  ------
Balance, June 30..............................................
                                                               ------  ------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1............................................     (4)     (6)
Translation adjustments, net of tax...........................     (2)      4
                                                               ------  ------
Balance, June 30..............................................     (6)     (2)
                                                               ------  ------
Total Stockholders' Equity, June 30........................... $3,960  $3,465
                                                               ======  ======

   The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                              1996     1995
SIX MONTHS ENDED JUNE 30                                     -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................. $   295  $   259
 Reconciliation of net income to net cash used for operating activities:
  Provision for credit losses...............................     100      130
  Depreciation and amortization.............................      54      108
  Provision for deferred taxes..............................      60       20
  Net gains on sales of securities and other assets.........    (229)    (131)
  Change in trading securities..............................    (540)    (278)
  Change in mortgages held for sale, net....................     247     (196)
  Net change in interest receivables and payables...........     (22)      21
  Other, net................................................     (37)    (289)
                                                             -------  -------
   Net cash used for operating activities...................     (72)    (356)
                                                             -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided from interest bearing deposits in other
 banks......................................................      59       39
Net cash provided from (used for) federal funds sold and
 securities purchased under agreements to resell............    (816)     427
Purchases of securities held to maturity....................     (50)    (416)
Purchases of securities available for sale..................  (3,556)  (1,781)
Sales of securities available for sale......................   1,509    1,311
Maturities of securities held to maturity...................      25      287
Maturities of securities available for sale.................     603      468
Dispositions of venture capital investments.................      92       65
Loans and lease financing originated by nonbank entities....  (7,327)  (3,669)
Loans and lease financing collected by nonbank entities.....   6,414    3,124
Proceeds from sales of loan portfolios by bank
 subsidiaries...............................................            1,429
Net cash used for lending activities of bank subsidiaries...  (1,002)  (1,406)
Lease financing originated by bank entities.................      (2)      (2)
Lease financing collected by bank entities..................      12       10
Proceeds from sales of other real estate owned..............      15       23
Expenditures for premises and equipment.....................    (104)     (82)
Proceeds from sales of business units, premises and
 equipment..................................................     184      122
Other, net..................................................     (19)     (65)
                                                             -------  -------
    Net cash used for investing activities..................  (3,963)    (116)
                                                             -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided from (used for) deposits..................   2,357   (2,235)
Net cash provided from funds borrowed, net..................   1,206    2,685
Net repayments of notes payable.............................    (122)      (4)
Net proceeds from issuance of notes payable.................     615       40
Net proceeds from issuance of common stock..................      56       28
Purchases of treasury stock.................................    (255)     (28)
Dividends paid..............................................    (109)     (78)
                                                             -------  -------
    Net cash provided from financing activities.............   3,748      408
Effect of foreign currency translation on cash..............      (7)      (1)
                                                             -------  -------
Net change in cash and due from banks.......................    (294)     (65)
CASH AND DUE FROM BANKS AT JANUARY 1........................   2,645    2,317
                                                             -------  -------
CASH AND DUE FROM BANKS AT JUNE 30.......................... $ 2,351  $ 2,252
                                                             =======  =======
Interest payments made...................................... $ 1,168  $ 1,243
Income tax payments made.................................... $   156  $   302

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

2. ACQUISITIONS AND DIVESTITURES:

  In March 1996, the Corporation recognized a gain of $60 million, or $39 million net of tax, from the first phase of the sale of its mortgage banking subsidiary to a newly formed independent mortgage company, HomeSide, Inc. (HomeSide). The Corporation retained a 45% interest in the new company, and two equity investment firms held the remaining interest. In May 1996, in the second phase of the transaction, Barnett Mortgage Company was acquired by HomeSide, resulting in an additional gain of $46 million, or $28 million net of tax. As a result of these transactions, the Corporation, Barnett Banks and the two equity investment firms each hold an approximate one-third interest in HomeSide.

  On June 28, 1996, the Corporation completed its acquisition of The Boston Bancorp, the holding company of South Boston Savings Bank, a Massachusetts chartered savings bank with $1.3 billion of deposits at June 30, 1996. The Corporation exchanged 4.6 million shares of its common stock, with a value of approximately $229 million, for all of the outstanding common stock of Bancorp. The Corporation has purchased an equivalent amount of shares in the open market for this transaction. The acquisition was accounted for as a purchase and, accordingly, the assets and liabilities of Bancorp were recorded at their estimated fair values as of the acquisition date. Goodwill resulting from the transaction is being amortized over a ten-year period. The acquisition has been included in the accompanying consolidated financial statements since the acquisition date. Pro forma results of operations including Bancorp for the six months ended June 30, 1996 and 1995 are not presented since the results would not have been significantly different in relation to the Corporation's results of operations.

  On July 29, 1996, the Corporation completed its merger transaction with BayBanks, Inc. (BayBanks). The Corporation issued 43.6 million shares of its common stock in exchange for substantially all of the outstanding shares of BayBanks common stock by exchanging 2.2 shares of its common stock for each outstanding BayBanks share. The transaction was accounted for under the pooling of interests method of accounting. Under this method, the historical assets, liabilities and results of operations of BayBanks, as reported in its consolidated financial statements, will be combined with the Corporation's consolidated financial statements, for all periods presented, after reclassifications are made to conform BayBanks classifications to those of the Corporation, as if the Corporation and BayBanks had always operated as a combined entity. The transaction is not reflected in the accompanying consolidated financial statements since the merger occurred after the date of such financial statements. In connection with the approval of the transaction by regulatory authorities, the Corporation agreed to sell 20 branches of the resulting combined entity, comprising a total of approximately $860 million in deposits. The sale of these branches is expected to be completed in approximately six months.

  The following tables present supplemental condensed combined financial information for the Corporation, giving effect to the BayBanks merger as a pooling of interests as though the Corporation and BayBanks had been combined as of the beginning of the earliest period presented. Certain historical data of BayBanks have been reclassified to conform to the Corporation's classifications. The supplemental condensed combined financial information does not reflect anticipated merger and restructuring costs expected to be incurred in connection with the merger, or the expected sale of branches discussed above. The merger and restructuring costs, which were originally estimated to be approximately $140 million ($83 million after-tax), continue to be evaluated along with the estimated cost savings expected to result from the integration of these two institutions, both of which are likely to increase upon finalization of the integration plan. The supplemental condensed combined financial information is not necessarily indicative of actual financial position that may exist, or of actual results that may be obtained in the future.

                           BANK OF BOSTON CORPORATION

2. ACQUISITIONS AND DIVESTITURES (CONTINUED):

                 SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEET
                                 (IN MILLIONS)

                                                          JUNE 30  DECEMBER 31
                                                           1996       1995
                                                          -------  -----------
                         ASSETS
Cash and due from banks.................................. $ 3,307    $ 3,561
Interest bearing deposits in other banks.................   1,192      1,356
Federal funds sold and securities purchased under
 agreements to resell....................................   2,516      1,548
Trading account securities...............................   1,732      1,159
Mortgages held for sale..................................      23        910
Securities available for sale............................   8,459      7,582
Securities held to maturity..............................     686        660
Loans and leases.........................................  40,653     38,870
Reserve for credit losses................................    (894)      (890)
Premises and equipment, net .............................     856        832
Due from customers on acceptances........................     473        360
Accrued interest receivable..............................     555        554
Other assets.............................................   2,829      2,921
                                                          -------    -------
TOTAL ASSETS............................................. $62,387    $59,423
                                                          =======    =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits................................................. $43,494    $41,064
Funds borrowed...........................................   9,215      9,503
Acceptances outstanding..................................     473        360
Accrued expenses and other liabilities...................   1,611      1,605
Notes payable............................................   2,632      2,189
                                                          -------    -------
TOTAL LIABILITIES........................................  57,425     54,721
                                                          -------    -------
Stockholders' equity:
 Preferred stock.........................................     508        508
 Common stock............................................     235        350
 Surplus.................................................   1,389      1,235
 Retained earnings.......................................   2,785      2,553
 Net unrealized gain on securities available for sale,
  net of tax.............................................      51         82
 Treasury stock, at cost.................................                (22)
 Cumulative translation adjustments, net of tax..........      (6)        (4)
                                                          -------    -------
TOTAL STOCKHOLDERS' EQUITY...............................   4,962      4,702
                                                          -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............... $62,387    $59,423
                                                          =======    =======

                           BANK OF BOSTON CORPORATION

2. ACQUISITIONS AND DIVESTITURES (CONTINUED):

              SUPPLEMENTAL CONDENSED COMBINED STATEMENT OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                              QUARTERS ENDED  SIX MONTHS ENDED
                                                  JUNE 30          JUNE 30
                                              --------------- -----------------
                                               1996    1995     1996     1995
                                              ------- ------- -------- --------
INTEREST INCOME
  Loans and lease financing, including fees.. $   937 $   962 $  1,915 $  1,857
  Securities.................................     139     124      277      238
  Trading securities.........................      52      44       93       85
  Mortgages held for sale....................       1       5       18        9
  Federal funds sold and securities purchased
   under agreements to resell................      45      95       88      199
  Deposits in other banks....................      28      67       52      132
                                              ------- ------- -------- --------
    Total interest income....................   1,202   1,297    2,443    2,520
                                              ------- ------- -------- --------
INTEREST EXPENSE
  Deposits of domestic offices...............     228     214      461      404
  Deposits of overseas offices...............     198     258      385      479
  Funds borrowed.............................     159     229      370      452
  Notes payable..............................      46      39       90       79
                                              ------- ------- -------- --------
    Total interest expense...................     631     740    1,306    1,414
                                              ------- ------- -------- --------
NET INTEREST REVENUE.........................     571     557    1,137    1,106
Provision for credit losses..................      57      46      114      143
                                              ------- ------- -------- --------
Net interest revenue after provision for
 credit losses...............................     514     511    1,023      963
                                              ------- ------- -------- --------
NONINTEREST INCOME
  Financial service fees.....................     134     155      185      301
  Trust and agency fees......................      62      63      119      121
  Trading profits and commissions............      25       7       38        9
  Net securities gains.......................       4               17        6
  Other income...............................     157      66      307      198
                                              ------- ------- -------- --------
    Total noninterest income.................     382     291      666      635
                                              ------- ------- -------- --------
NONINTEREST EXPENSE
  Salaries...................................     244     231      485      458
  Employee benefits..........................      49      51      101      101
  Occupancy expense..........................      50      47      101       94
  Equipment expense..........................      34      33       68       66
  Other expense..............................     154     149      302      292
                                              ------- ------- -------- --------
    Total noninterest expense................     531     511    1,057    1,011
                                              ------- ------- -------- --------
Income before income taxes...................     365     291      632      587
Provision for income taxes...................     151     123      263      264
                                              ------- ------- -------- --------
NET INCOME................................... $   214 $   168 $    369 $    323
                                              ======= ======= ======== ========
NET INCOME APPLICABLE TO COMMON STOCK........ $   205 $   159 $    350 $    304
                                              ======= ======= ======== ========
PER COMMON SHARE
Net income
  Primary.................................... $  1.33 $  1.03 $   2.27 $   2.01
  Fully diluted.............................. $  1.32 $  1.02 $   2.24 $   1.96
Dividends declared(1)........................ $   .44 $   .27 $    .81 $    .54
AVERAGE NUMBER OF COMMON SHARES (IN
 THOUSANDS)
  Primary.................................... 153,650 153,877  154,318  151,777
  Fully diluted.............................. 155,183 155,529  156,018  155,248

- --------
(1) Combined dividends declared represent the historical cash dividends of the Corporation

                          BANK OF BOSTON CORPORATION

3. SECURITIES:

  A summary comparison of securities available for sale by type is as follows:

                                              JUNE 30, 1996  DECEMBER 31, 1995
                                             --------------- -------------------
                                                    CARRYING          CARRYING
                                              COST   VALUE    COST      VALUE
                                             ------ -------- -------- ----------
                                                       (IN MILLIONS)
U.S. Treasury..............................  $1,252  $1,243  $    660  $    665
U.S. government agencies and corporations--
 Mortgage-backed securities................   3,532   3,518     2,969     3,037
States and political subdivisions..........      15      15        19        21
Foreign debt securities....................     694     716       698       685
Other debt securities......................     525     522       299       290
Marketable equity securities...............     157     234       100       152
Other equity securities....................     182     182       164       164
                                             ------  ------  --------  --------
                                             $6,357  $6,430  $  4,909  $  5,014
                                             ======  ======  ========  ========

  Other equity securities included in securities available for sale are not traded on established exchanges and are carried at cost.

  A summary comparison of securities held to maturity by type is as follows:

                                        JUNE 30, 1996      DECEMBER 31, 1995
                                     -------------------- --------------------
                                     AMORTIZED            AMORTIZED
                                       COST    FAIR VALUE   COST    FAIR VALUE
                                     --------- ---------- --------- ----------
                                                   (IN MILLIONS)
U.S. Treasury.......................   $  3       $  3      $  4       $  4
U.S. government agencies and
 corporations--Mortgage-backed
 securities.........................    549        532       523        530
States and political subdivisions...      4          4         5          5
Foreign debt securities.............     11         11        11         11
Other equity securities.............     66         66        70         70
                                       ----       ----      ----       ----
                                       $633       $616      $613       $620
                                       ====       ====      ====       ====

  Other equity securities included in securities held to maturity represent securities, such as Federal Reserve Bank and Federal Home Loan Bank stock, which are not traded on established exchanges and have only redemption capabilities. Fair values for such securities are considered to approximate cost.

                           BANK OF BOSTON CORPORATION

4. LOANS AND LEASE FINANCING:

  The following are the details of loan and lease financing balances:

                                                            JUNE 30  DECEMBER 31
                                                             1996       1995
                                                            -------  -----------
                                                               (IN MILLIONS)
   UNITED STATES OPERATIONS:
     Commercial, industrial and financial.................. $11,682    $11,439
   Commercial real estate:
     Construction..........................................     352        336
     Other commercial......................................   2,192      2,272
   Consumer-related loans:
     Residential mortgages.................................   1,978      2,105
     Home equity loans.....................................   1,998      1,756
     Other.................................................   4,299      3,397
   Lease financing.........................................   1,461      1,409
   Unearned income.........................................    (219)      (216)
                                                            -------    -------
                                                             23,743     22,498
                                                            -------    -------
   INTERNATIONAL OPERATIONS:
     Loans and lease financing.............................   9,198      8,606
     Unearned income.......................................     (56)       (37)
                                                            -------    -------
                                                              9,142      8,569
                                                            -------    -------
                                                            $32,885    $31,067
                                                            =======    =======

5. RESERVE FOR CREDIT LOSSES:

  An analysis of the reserve for credit losses is as follows:

                                            QUARTERS ENDED    SIX MONTHS ENDED
                                                JUNE 30           JUNE 30
                                            ----------------  ------------------
                                             1996     1995      1996     1995
                                            -------  -------  --------  --------
                                                     (IN MILLIONS)
BALANCE, BEGINNING OF PERIOD............... $   732  $   696  $    735  $   680
Provision..................................      50       40       100      130
Reserves of entities sold..................                        (11)     (32)
Reserve of acquired bank...................       2                  2
Domestic credit losses:
  Commercial, industrial and financial.....      (6)     (12)      (10)     (22)
  Commercial real estate...................      (3)     (17)      (16)     (24)
Consumer-related loans:
  Residential mortgages....................      (1)      (2)       (6)      (6)
  Home equity loans........................      (1)      (2)       (4)      (4)
  Other....................................     (28)     (15)      (52)     (28)
International credit losses................     (14)     (10)      (23)     (28)
                                            -------  -------  --------  -------
    Total credit losses....................     (53)     (58)     (111)    (112)
                                            -------  -------  --------  -------
Domestic recoveries:
  Commercial, industrial and financial.....       2        3         6        4
  Commercial real estate...................       2        3         3        4
Consumer-related loans:
  Residential mortgages....................                          1
  Home equity loans........................                1         1        2
  Other....................................       5        5        10       11
International recoveries...................       4        2         8        5
                                            -------  -------  --------  -------
    Total recoveries.......................      13       14        29       26
                                            -------  -------  --------  -------
Net credit losses..........................     (40)     (44)      (82)     (86)
                                            -------  -------  --------  -------
BALANCE, END OF PERIOD..................... $   744  $   692  $    744  $   692
                                            =======  =======  ========  =======

                          BANK OF BOSTON CORPORATION

5. RESERVE FOR CREDIT LOSSES (CONTINUED):

  At June 30, 1996, loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $253 million, of which $67 million related to loans with no valuation reserve and $186 million related to loans with a valuation reserve of $44 million. For the quarter and six months ended June 30, 1996, average impaired loans were approximately $230 million and $218 million, respectively. Interest recognized on impaired loans during the second quarter and six months ended June 30, 1996 was not material.

6. NOTES PAYABLE:

  During the first quarter of 1996, the Corporation issued $125 million in senior floating rate medium-term notes, due 1997, and $75 million in senior floating rate medium-term notes, due 1999. During the second quarter of 1996, the Corporation issued $150 million in senior floating rate medium-term notes, due 1997, and $50 million in senior floating rate medium-term notes, due 1998. The rates on these notes ranged from 5.41% to 5.66% at June 30, 1996. In June 1996, the Corporation's $100 million floating rate senior notes, issued in 1994, matured.

7. CONTINGENCIES:

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

8. CAPITAL CHANGES:

  In April 1996, stockholders of the Corporation authorized an increase in the authorized shares of the Corporation's common stock from 200 million shares, par value $2.25 per share, to 300 million shares, par value $1.50 per share. This change in par value resulted in the transfer of $84 million from common stock to surplus in the accompanying consolidated balance sheet.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                                    GENERAL

  The Corporation's net income for the quarter ended June 30, 1996 was $178 million, compared with net income of $133 million for the same period in 1995. Net income per common share was $1.54 on a primary basis and $1.52 on a fully diluted basis for the second quarter of 1996, compared with net income per common share of $1.11 on a primary basis and $1.10 on a fully diluted basis for the second quarter of 1995. Net income for the first half of 1996 was $295 million compared with $259 million for the first half of 1995. Net income per common share was $2.50 on a primary basis and $2.46 on a fully diluted basis for the first half of 1996, compared with $2.19 on a primary basis and $2.14 on a fully diluted basis for the first half of 1995.

  On March 15, 1996, the Corporation completed its previously announced transaction with two equity investment firms, in which the Corporation's mortgage banking subsidiary, BancBoston Mortgage Corporation (BBMC), was sold to a newly formed independent mortgage company, HomeSide, Inc. (HomeSide), with the Corporation retaining a 45 percent interest in HomeSide. The second phase of this transaction, in which Barnett Mortgage Company was acquired by HomeSide, was completed during the second quarter of 1996, upon which the Corporation, Barnett Bank and the equity investment firms now each hold an approximate one-third interest in HomeSide. Under the agreement relating to the sale of BBMC, the Corporation agreed to receive a fixed price of $225 million and maintain a risk management program designed to protect the enterprise value of BBMC. Upon closing the first phase of the transaction in the first quarter of 1996, the Corporation realized a gain of $60 million ($39 million after-tax). An additional gain of $46 million ($28 million after-tax) was recognized in the second quarter of 1996 upon the closing of the second phase of the transaction. The combined first and second quarter gains were offset by an after-tax loss related to risk management activities of $111 million ($70 million after-tax) recorded in the first quarter of 1996 (see "Noninterest Income" section).

  On June 28, 1996, the Corporation completed its previously announced acquisition of The Boston Bancorp (Bancorp), the holding company of South Boston Savings Bank, a Massachusetts chartered savings bank with approximately $1.3 billion in deposits. The Corporation exchanged 4.6 million shares of its common stock, with a value of approximately $229 million, for all the outstanding common stock of Bancorp. The Corporation has purchased an equivalent amount of shares in the open market for this transaction. Since the transaction was completed at the end of the second quarter and was accounted for as a purchase, it had no effect on quarterly earnings.

  On July 29, 1996, the Corporation completed its previously announced acquisition of BayBanks, Inc. (BayBanks), a $12 billion bank holding company based in Boston, in a tax-free exchange of stock, whereby the Corporation exchanged 2.2 shares of its common stock for each share of BayBanks common stock. The transaction was accounted for as a pooling of interests. To address competitive issues raised by the Department of Justice and the Massachusetts Attorney General in connection with this transaction, the Corporation agreed to sell 20 branches having aggregate deposits of approximately $860 million, which represented approximately 3 percent of the combined institutions' Massachusetts deposits. The combination of the two Boston-based institutions created a consumer and corporate banking entity operating in 36 states and 25 countries, with over $60 billion in assets and $40 billion in deposits.

  Additional information on certain of these transactions can be found in Note 2 to the Financial Statements.

            NET INTEREST REVENUE--(FULLY TAXABLE EQUIVALENT BASIS)

  The discussion of net interest revenue should be read in conjunction with Average Balances and Interest Rates and Change in Net Interest Revenue--Volume and Rate Analysis appearing elsewhere in this report. For this review, interest income that is either exempt from federal income taxes or taxed at a preferential rate has been adjusted to a fully taxable equivalent basis. This adjustment has been calculated using a federal income tax rate of 35 percent, plus applicable state and local taxes, net of related federal tax benefits.

  The following tables present summaries of net interest revenue, on a fully taxable equivalent basis, and related average loans and lease financing and average earning asset balances and net interest margin for United States and International Operations:

                                                                          CHANGE
                                                         1996     1995    AMOUNT
QUARTERS ENDED JUNE 30                                  -------  -------  ------
                                                        (DOLLARS IN MILLIONS)
United States Operations:
  Net interest revenue................................. $   308  $   322  $  (14)
  Average loans and lease financing....................  23,416   23,099     317
  Average earning assets...............................  29,708   28,471   1,237
  Net interest margin..................................    4.16%    4.54%   (.38)%
International Operations:
  Net interest revenue................................. $   132  $   114  $   18
  Average loans and lease financing....................   8,856    7,829   1,027
  Average earning assets...............................  12,732   10,499   2,233
  Net interest margin..................................    4.18%    4.35%   (.17)%
Consolidated:
  Net interest revenue................................. $   440  $   436  $    4
  Average loans and lease financing....................  32,272   30,928   1,344
  Average earning assets...............................  42,440   38,970   3,470
  Net interest margin..................................    4.17%    4.49%  (.32)%
                                                                          CHANGE
                                                         1996     1995    AMOUNT
SIX MONTHS SIX ENDED JUNE 30                            -------  -------  ------
                                                        (DOLLARS IN MILLIONS)
United States Operations:
  Net interest revenue................................. $   619  $   652  $  (33)
  Average loans and lease financing....................  23,013   22,923      90
  Average earning assets...............................  29,425   28,063   1,362
  Net interest margin..................................    4.23%    4.69%   (.46)%
International Operations:
  Net interest revenue................................. $   256  $   211  $   45
  Average loans and lease financing....................   8,802    7,605   1,197
  Average earning assets...............................  12,597   10,420   2,177
  Net interest margin..................................    4.09%    4.08%    .01%
Consolidated:
  Net interest revenue................................. $   875  $   863  $   12
  Average loans and lease financing....................  31,815   30,528   1,287
  Average earning assets...............................  42,022   38,483   3,539
  Net interest margin..................................    4.19%    4.52%   (.33)%

  Domestic net interest revenue and margin decreased in both the quarterly and six-month comparisons due to narrower spreads, in part, caused by the aggressive marketing of a new higher-rate savings product which was first introduced during the second quarter of 1995, the introduction of a promotional-rate credit card product in the latter part of 1995, and lower loan fees. Partially offsetting the decrease in net interest revenue was an increase in average earning assets from the 1995 periods, including a change in the mix of average earning assets consisting of loan and lease financing growth coupled with even higher growth of other earning assets. The growth in other average earning assets principally reflected increased securities available for sale, mainly for asset and liability management purposes, and increased trading securities resulting from the Corporation's Emerging Markets business activities, which was partially offset by decreased mortgages held for sale in the quarterly comparison as a result of the sale of the Corporation's mortgage banking business. Since securities available for sale and trading securities generally have lower yields than loans, the mix change also contributed to the decline in domestic margin from the 1995 periods.

  Internationally, the growth in net interest revenue of $18 million in the quarterly comparison and $45 million in the six-month comparison was primarily driven by the Corporation's Latin American operations. These increases reflected an increase in average earning assets of $2.2 billion over the 1995 periods, including $1.0 billion and $1.2 billion increases in average loans and lease financing in the quarterly and six-month comparisons, respectively. International volume growth included approximately $600 million and $700 million in average loans and leases in Brazil in the quarterly and six-month comparisons, respectively, and over $400 million and $100 million in average loans and leases in Argentina and Chile, respectively, in both comparisons. For both the quarterly and six-month comparisons, the impact of these volume increases on net interest revenue was partially offset by lower Argentine net interest margin, reflecting lower interest rates stemming from increasing economic stability in that country, and mix changes in Argentina's average earnings assets. The decline in interest rates and changes in mix in Argentina were primarily responsible for the decrease in international margin in the quarterly comparison; the impact of these factors on international margin in the six-month comparison was offset by wider Brazilian and Chilean spreads, as well as favorable mix changes in Brazil during the first quarter of 1996.

  When compared to the first quarter of 1996, consolidated net interest revenue increased $3 million and margin declined 4 basis points. The increase in net interest revenue from the prior quarter reflected a higher volume of average earning assets and a higher international margin, partially offset by lower spreads from domestic operations. The latter reflected a lower level of loan fees, which was mainly responsible for the modest decline in consolidated margin from the first quarter.

  The level of net interest revenue and margin reported for the quarter ended June 30, 1996 is not necessarily indicative of future results. The Corporation has experienced and could continue to experience pressure on its margin in the future. Future levels of net interest revenue and margin will be affected by competitive pricing pressure on retail deposits, loans and other products; the mix and volume of assets and liabilities; the interest rate environment; the economic and political situations in countries where the Corporation does business; and other factors.

                          PROVISION FOR CREDIT LOSSES

  The provision for credit losses in each quarter reflected management's assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions.

  The provision for credit losses was $50 million for the quarter ended June 30, 1996, compared with $40 million for the same period in 1995. For the six months of 1996, the provision for credit losses was $100 million compared with $130 million for the first six months of 1995, including a special provision of $50 million in the first quarter of 1995 reflecting management's intent to strengthen further the Corporation's loan loss reserve. The special provision of $50 million recorded in the first quarter of 1995 related to the uncertainty caused by economic events impacting the Argentine and Mexican economies in the early part of 1995, and industry trends in consumer credit, combined with the growth in the Corporation's Latin American lending and domestic consumer lending portfolios.

  The amount of future provisions will continue to be a function of the regular quarterly review of the reserve for credit losses, based upon management's assessment of risk at that time, and, as such, there can be no assurance as to the level of future provisions.

                              NONINTEREST INCOME

  The following table sets forth the components of noninterest income.

                                              SECOND QUARTER     SIX MONTHS
                                             ---------------- -----------------
                                             1996 1995 CHANGE 1996  1995 CHANGE
                                             ---- ---- ------ ----  ---- ------
                                                       (IN MILLIONS)
Financial service fees
  Deposit fees.............................. $ 29 $ 29        $ 60  $ 59 $   1
  Letter of credit and acceptance fees......   15   16  $ (1)   31    35    (4)
  Net mortgage servicing fees...............        27   (27)  (91)   48  (139)
  Loan-related fees.........................   20   17     3    40    30    10
  Other financial service fees..............   25   24     1    56    47     9
                                             ---- ----  ----  ----  ---- -----
    Total financial service fees............   89  113   (24)   96   219  (123)
Trust and agency fees.......................   55   57    (2)  106   110    (4)
Trading profits and commissions.............   24    6    18    37     7    30
Net securities gains........................    4          4    17     6    11
Net equity and mezzanine profits............   77   23    54   114    39    75
Net foreign exchange trading profits........   11   16    (5)   23    28    (5)
Other income................................   18   21    (3)   51    45     6
Gain (loss) on sales of businesses..........   46         46   106    75    31
                                             ---- ----  ----  ----  ---- -----
    Total................................... $324 $236  $ 88  $550  $529 $  21
                                             ==== ====  ====  ====  ==== =====

  Lower financial service fees during the first six months of 1996 reflected $111 million of pre-tax losses ($70 million after-tax) from BBMC's risk management activities, net of decreased mortgage servicing amortization, recorded during the first quarter of 1996. These losses resulted from the change in market value of contracts used to manage prepayment risk in the mortgage servicing portfolio which, in turn, protected the economic value of BBMC pending the completion of its sale to HomeSide. The value of mortgage servicing rights is affected by the expected level of prepayments made by mortgage holders resulting from changes in mortgage rates. The value of the contracts purchased to manage this risk fluctuates inversely with the value of the mortgage servicing assets. Due to the sharp increase in long-term interest rates during the first quarter of 1996, the value of these contracts declined. Concurrently, the value of the mortgage servicing assets and the amount of gain to be recognized by the Corporation on the disposition of BBMC increased. As a result, the losses from risk management activities were substantially offset by the combined first and second quarter pre-tax gains of $106 million ($67 million after-tax) realized on the sale of BBMC, which are included in gains on sales of businesses. Lower financial service fees also reflected a reduction in net mortgage servicing fees of approximately $27 million due to the sale of BBMC in March 1996.

  Excluding net mortgage servicing fees, financial service fees increased $3 million in the quarterly comparison and $16 million in the six-month comparison. These increases in financial service fees were primarily due to increased loan-related fees in both the quarterly and six-month comparisons, reflecting higher syndication fees generated by the Corporation's Global Capital Markets business. Also, in the six-month comparison, higher advisory and Latin American credit card fees generated the increase in other financial service fees. Letter of credit and acceptance fees declined from the first half of 1995 due to lower fees in Brazil, Asia and Europe.

  Net equity and mezzanine profits increased significantly compared with the prior year periods due to a higher level of gains realized on the dispositions of investments primarily as a result of a seasoning of the portfolio and favorable market conditions. The portfolio has been steadily growing and is diversified as to industry, geography and type of investment. The lower trust and agency fees reflected the Corporation's sale of its corporate trust business and joint venture of its stock transfer business in the fourth quarter of 1995. Excluding the effects of these transactions, trust and agency fees increased by $10 million from the second quarter of 1995 and $19 million from the first half of 1995, mainly due to higher fees from the Corporation's Brazilian mutual fund and domestic private banking businesses. Both of these areas are generating higher volumes with mutual funds in Brazil growing to over $3.0 billion and domestic personal assets under management now totaling approximately $17 billion. Compared to prior year periods, trading account profits and commissions improved mainly due to increases from the Corporation's Global Capital Markets and Latin American units. Net securities gains increased from the prior year periods as certain domestic securities were sold as part of a repositioning of the available for sale securities portfolio. Net foreign exchange trading profits declined from the prior year periods reflecting lower profits from Latin America and Asia.

  The gain on sales of businesses in 1996 reflected the gain on the sale of BBMC as discussed above, and, in 1995, reflected the sale of the Corporation's Maine and Vermont banking subsidiaries for a gain of $75 million ($30 million after-tax).

                              NONINTEREST EXPENSE

  The following table sets forth the components of noninterest expense. Information on the change in noninterest expense follows the table.

                                               SECOND QUARTER     SIX MONTHS
                                              ---------------- ----------------
                                              1996 1995 CHANGE 1996 1995 CHANGE
                                              ---- ---- ------ ---- ---- ------
                                                        (IN MILLIONS)
Employee costs............................... $227 $220  $ 7   $456 $437  $19
Occupancy and equipment......................   62   60    2    125  119    6
Other........................................  116  109    7    227  214   13
                                              ---- ----  ---   ---- ----  ---
Noninterest expense before OREO costs........  405  389   16    808  770   38
  OREO costs.................................    1    3   (2)     3    5   (2)
                                              ---- ----  ---   ---- ----  ---
    Total.................................... $406 $392  $14   $811 $775  $36
                                              ==== ====  ===   ==== ====  ===

  The increase in noninterest expense came from ongoing expansion and investment spending in several of the Corporation's growth businesses, mainly Latin America, Global Capital Markets and Consumer Finance. Initiatives in these units included: branch expansion and growth in fee-based businesses in Latin America; the hiring of sales and trading professionals in all the Global Capital Markets businesses, including the start-up of a high-yield debt unit; and marketing campaigns related to credit card, home equity and other products in Consumer Finance. Second quarter 1996 expense levels also included higher incentive compensation costs related to improved business unit performance along with higher litigation costs.

  The comparisons of noninterest expense with the 1995 periods are affected by the elimination of FDIC insurance premiums in 1996, which amounted to $11 million in the second quarter of 1995 and $23 million in the first half of 1995, and the absence of operating expenses associated with disposed businesses, including BBMC and the corporate trust and stock transfer businesses. Total staff levels declined by about 5 percent, or 900, from June 1995, principally due to the sale of BBMC and the joint venture of the stock transfer business.

                          PROVISION FOR INCOME TAXES

  The Corporation's tax provision was $128 million in the second quarter of 1996, compared with $105 million in the second quarter of 1995. For the first six months of 1996, the Corporation's provision for income taxes was $216 million, compared with $225 million for the first six months of 1995, including $45 million associated with the $75 million pre-tax gain on the sales of its Maine and Vermont banking subsidiaries during the first quarter of 1995. The high level of tax associated with this gain reflected the lower tax bases in these investments as a result of $35 million of non-tax deductible goodwill associated with these subsidiaries. Excluding this gain and related tax provision, the Corporation's effective tax rate in the first six months of 1995 was 44 percent, compared to an effective tax rate of 42 percent in the first six months of 1996, the same rates as in the respective second quarters of 1995 and 1996. The reduction in the effective tax rate reflected the effect of mid-1995 changes in Massachusetts tax law which permit apportionment of a bank's taxable income and reduce the state income tax rate for banks from 12.5 percent to 10.5 percent to be phased in over five years.

                              FINANCIAL CONDITION

                          CONSOLIDATED BALANCE SHEET

  At June 30, 1996, the Corporation's total assets were $50.8 billion compared with $47.4 billion at December 31, 1995. The $3.4 billion increase was due to a higher level of earning assets, mainly loans and securities (see "Credit Profile" below for a further discussion of loans). Contributing to this increase was the Corporation's acquisition of Bancorp, which added $1.3 billion in domestic deposit liabilities and a comparable level of liquid assets, primarily securities available for sale, to the June 30 balance sheet. The increase in other earning assets of $400 million was primarily attributable to an increase in overnight federal funds at June 30, and an increase in trading securities, mainly in Brazil, partially offset by a reduction in mortgages held for sale resulting from the sale of BBMC. The decline in other assets reflected the removal of over $500 million of mortgage servicing rights from the Corporation's balance sheet due to the sale of BBMC. The Corporation's deposit levels increased $2.4 billion reflecting the addition of $1.3 billion in deposits from the acquisition of Bancorp as well as increases in wholesale deposit funding. The increase in wholesale deposit funding was partially offset by declines in wholesale funding from FNBB's note program. Notes payable increased approximately $500 million from December 31, 1995, mainly due to the issuance of medium-term notes by the Corporation and additional subscriptions of Brazilian debt, partially offset by the maturity of the Corporation's senior notes.

                                CREDIT PROFILE

  A discussion of the Corporation's credit management policies is included on page 28 of its 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K.

  The segments of the lending portfolio are as follows:

                               JUNE 30  MARCH 31  DEC. 31  SEPT. 30  JUNE 30
                                1996      1996     1995      1995     1995
                               -------  --------  -------  --------  -------
                                               (IN MILLIONS)
United States Operations:
  Commercial, industrial and
   financial.................. $11,682  $11,361   $11,439  $11,789   $11,907
  Commercial real estate:
    Construction..............     352      323       336      412       327
    Other commercial..........   2,192    2,096     2,272    2,303     2,489
  Consumer-related loans:
    Residential mortgages.....   1,978    2,109     2,105    3,333     3,243
    Home equity loans.........   1,998    1,867     1,756    1,645     1,509
    Other.....................   4,299    3,843     3,397    3,131     2,834
  Lease financing.............   1,461    1,414     1,409    1,373     1,356
  Unearned income.............    (219)    (217)     (216)    (216)     (211)
                               -------  -------   -------  -------   -------
                                23,743   22,796    22,498   23,770    23,454
                               -------  -------   -------  -------   -------
International Operations:
  Loans and lease financing,
   net of unearned income.....   9,142    8,606     8,569    7,921     7,934
                               -------  -------   -------  -------   -------
    Total loan and lease fi-
     nancing.................. $32,885  $31,402   $31,067  $31,691   $31,388
                               =======  =======   =======  =======   =======

  The $1.8 billion increase in loans and lease financing since December 31, 1995, reflected higher consumer-related loans, mainly credit card and home equity loans, as well as higher commercial and industrial loans and international loans, partially offset by declines in the residential mortgages and commercial real estate loans. The $1.2 billion increase in domestic loans primarily reflects the Corporation's reentry into the domestic credit card business during the latter part of 1995, as well as the origination activities of its home equity lending business and national consumer finance franchise. The growth in commercial and industrial loans occurred in various regional and national portfolios; loan levels are also affected by the timing of syndication activity. The decline in residential mortgage loans reflected the sale of approximately $300 million of loans in connection with the Corporation's program to remove low-return assets from the balance sheet, partially offset by the addition of residential mortgages to the balance sheet upon completion of the Bancorp acquisition in late June. The increase in international loans and lease financing reflected ongoing growth in the Latin American portfolios, primarily those of Argentina and Brazil. A further discussion of the Argentine and Brazilian operations is included in the "Cross-Border Outstandings" section.

  Approximately 65 percent of domestic commercial real estate loans were located in New England at June 30, 1996, compared with approximately 70 percent at December 31, 1995. The portion of domestic commercial real estate loans located outside of New England was dispersed among 22 and 25 states at June 30, 1996 and December 31, 1995, respectively.

  The Corporation's total loan portfolio at June 30, 1996 and December 31, 1995, included $1.3 billion of highly leveraged transaction (HLT) loans to 103 and 101 customers, respectively. The average HLT loan size at June 30, 1996 and December 31, 1995, was $13 million. The amount of unused commitments for HLTs at June 30, 1996 was $697 million, compared with $639 million at December 31, 1995. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At June 30, 1996 and December 31, 1995, there were no nonaccrual HLT loans. There were no credit losses from HLT loans during the first half of 1996. The Corporation does not currently anticipate a substantial increase in HLT lending over the June 30, 1996 level.

  A discussion of the Corporation's real estate and HLT lending activities, policies and the effect of these activities on results of operations is included on page 30 of its 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K.

                           NONACCRUAL LOANS AND OREO

  The details of consolidated nonaccrual loans and OREO are as follows:

                                 JUNE 30 MARCH 31 DEC. 31 SEPT. 30 JUNE 30
                                  1996     1996    1995     1995    1995
                                 ------- -------- ------- -------- -------
                                             (DOLLARS IN MILLIONS)
United States:
  Commercial, industrial and fi-
   nancial......................  $128     $ 79    $ 66     $105    $106
Commercial real estate:
  Construction..................     9       21      24       23      16
  Other.........................    61       74      78       82      85
Consumer-related loans:
  Residential mortgages.........    32       32      29       30      31
  Home equity loans.............    19       15      14       16      14
  Other.........................    37       39      32       30      21
                                  ----     ----    ----     ----    ----
                                   286      260     243      286     273
                                  ----     ----    ----     ----    ----
International...................    57       63      66       69      66
                                  ----     ----    ----     ----    ----
    Total nonaccrual loans......   343      323     309      355     339
OREO............................    44       48      50       62      78
                                  ----     ----    ----     ----    ----
    Total.......................  $387     $371    $359     $417    $417
                                  ====     ====    ====     ====    ====
Nonaccrual loans and OREO as a
 percent of related asset
 categories.....................   1.2%     1.2%    1.2%     1.3%    1.3%

  The increase in nonaccrual loans and OREO from December 31, 1995, included an increase in commercial and industrial nonaccrual loans, reflecting higher nonaccrual loans in various portfolios, including the diversified, asset-based and specialized finance portfolios as well as the New England corporate banking portfolio. This increase was partially offset by continuing decreases in commercial real estate nonaccrual loans and OREO. The level of nonaccrual loans and OREO is influenced by the economic environment, interest rates, the regulatory environment and other internal and external factors. The Corporation expects that it will experience additional increases in its nonaccrual loans; however, it believes that the level of its nonaccrual loans and leases and OREO will remain within a reasonable range relative to its asset levels.

                           RESERVE FOR CREDIT LOSSES

  The reserve for credit losses at June 30, 1996 was $744 million, or 2.26 percent of outstanding loans and leases, compared with $736 million, or 2.37 percent, at December 31, 1995, and $692 million, or 2.20 percent at June 30, 1995. The reserve for credit losses was 217 percent of nonaccrual loans and leases at June 30, 1996, compared with 238 percent at December 31, 1995, and 204 percent at June 30, 1995.

  Net credit losses were $40 million for the second quarter of 1996, and $82 million for the first half of 1996. This compares with $44 million for the second quarter of 1995, and $86 million for the first half of 1995. During the second quarter and first six months of 1996, lower net credit losses from the commercial real estate and commercial and industrial portfolios as well as higher overall recoveries were offset, in part, by higher net credit losses from the other consumer-related portfolio. Net credit losses from the other consumer-related portfolio amounted to $23 million in the second quarter of 1996, compared to $20 million in the first quarter of 1996, and $10 million in the second quarter of 1995. The increases in the quarterly and six-month comparisons were principally due to higher net credit losses from the national consumer finance portfolio. While international net credit losses increased in the quarterly comparison, primarily due to higher net credit losses from the Brazilian consumer loan portfolio, the decrease in international net credit losses in the six-month comparison reflected lower net credit losses from the loan portfolios in Argentina and Uruguay. As a percentage of average loans and leases on an annualized basis, net credit losses were .50 percent in the second quarter of 1996, compared with .54 percent for the first quarter of 1996, and .57 percent for the second quarter of 1995.

  Net credit losses are as follows:

                                        SECOND QUARTER    SIX MONTHS
                                        ----------------  ------------
                                         1996     1995    1996   1995
                                        -------  -------  -----  -----
                                                   (IN MILLIONS)
   United States Operations:
     Commercial, industrial and finan-
      cial............................  $     4  $     9  $   4  $  18
     Commercial real estate...........        1       14     13     20
   Consumer-related loans:
     Residential mortgages............        1        2      5      6
     Home equities....................        1        1      3      2
     Other............................       23       10     42     17
                                        -------  -------  -----  -----
                                             30       36     67     63
   International Operations...........       10        8     15     23
                                        -------  -------  -----  -----
       Total..........................  $    40  $    44  $  82  $  86
                                        =======  =======  =====  =====

                           CROSS-BORDER OUTSTANDINGS

  At June 30, 1996 and December 31, 1995, total cross-border outstandings represented 15 percent and 16 percent of consolidated total assets, respectively. In accordance with the bank regulatory rules, cross-border outstandings are:

  .Amounts payable to the Corporation in U.S. dollars or other non-local currencies.

  .Amounts payable in local currency but funded with U.S. dollars or other non-local currencies.

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

  Excluded from cross-border outstandings for a given country are:

  . Local currency assets funded with U.S. dollars or other non-local currency where the providers of funds agree that, in the event their claims cannot be repaid in the designated currency due to currency exchange restrictions in a given country, they may either accept payment in local currency or wait to receive the non-local currency until such time as it becomes available in the local market. At June 30, 1996, such transactions related to emerging markets countries totaled $1.8 billion compared with $1.3 billion at December 31, 1995.

  . Local currency outstandings funded with local currency.

  . U.S. dollar or other non-local currency outstandings reallocated as a result of external guarantees or cash collateral.

  . U.S. dollar or other non-local currency outstandings reallocated as a result of insurance contracts, primarily issued by U.S. government agencies.

  Cross-border outstandings in countries which individually amounted to 1.0 percent or more of consolidated total assets at June 30, 1996 and December 31, 1995 were approximately as follows:

                                             CONSOLIDATED PERCENTAGE OF
                         PUBLIC BANKS OTHER     TOTAL     TOTAL ASSETS  COMMITMENTS (2)
                         ------ ----- ------ ------------ ------------- ---------------
                                             (DOLLARS IN MILLIONS)
June 30, 1996(1)
  Argentina.............  $610   $15  $1,810    $2,435         4.8%           $35
  Brazil................    15    70     745       830         1.6             30
  Chile.................   140   195     270       605         1.2             25
December 31, 1995(1)
  Argentina.............  $465   $50  $1,710    $2,225         4.7%           $45
  Brazil................    25    20     980     1,025         2.2             35
  Chile.................   150   125     365       640         1.4             15
  United Kingdom........         100     570       670         1.4            130

- --------
(1) Cross-border outstandings in countries which fell within .75 percent and 1 percent of consolidated total assets at June 30, 1996 and December 31, 1995, were approximately as follows: United Kingdom $415 million at June 30, 1996; South Korea $395 million at June 30, 1996 and $365 million at December 31, 1995.
(2) Included within commitments are letters of credit, guarantees and the undisbursed portion of loan commitments.

  To comply with the regulatory definition of cross-border outstandings, the Corporation included approximately $1.2 billion and $1.3 billion of Argendollar outstandings in its cross-border totals for Argentina at June 30, 1996 and December 31, 1995, respectively. These outstandings are payable to the Corporation in U.S. dollars, which are funded entirely by dollars borrowed within Argentina.

EMERGING MARKETS COUNTRIES

  At June 30, 1996, approximately $4.8 billion of the Corporation's cross-border outstandings, or approximately 9.4 percent of total assets, were to emerging markets countries, of which $4.6 billion were to countries in which the Corporation maintains a branch network and/or subsidiaries. Total cross-border outstandings at December 31, 1995 were $4.6 billion. These cross-border outstandings, of which approximately 78 percent were loans at June 30, 1996, were mainly comprised of short-term trade credits, non-trade-related loans and leases not subject to country debt rescheduling agreements, government securities and capital investments in branches and subsidiaries.

ARGENTINA AND BRAZIL

  During the first half of 1996, the Argentine economy continued to improve slowly with the government's announcement of a series of political and economic measures aimed at stimulating growth. Total deposits in the country's financial system have grown by an average of approximately 16 percent in the first six months of 1996, while loans are recovering more gradually. The Corporation's Argentine deposits increased approximately $225 million from December 31, 1995, and its loans increased by approximately $300 million from December 31, 1995, including increases in both commercial and consumer lending. The level of Argentine nonaccrual loans declined from $52 million at December 31, 1995, to $41 million at June 30, 1996, and net credit losses also declined from $13 million in the first six months of 1995, to $9 million in the first six months of 1996.

  In July 1996, Argentine Economic Minister Cavallo resigned and was replaced by a newly appointed Economic Minister, Mr. Roque Fernandez, who very recently announced a series of new economic measures designed to reduce the country's fiscal deficit through increased fuel prices and taxes, and reductions in government spending. The Corporation plans to monitor and assess any future impact that these measures may have on the Argentine economy and banking system.

  During the second quarter of 1996, Brazil's inflation averaged 1.3 percent per month compared with .5 percent per month during the first quarter of 1996. However, average monthly inflation during the first six months of 1996 compares favorably to average monthly inflation of 1.9 percent in 1995. The Brazilian government continues to manage closely the country's exchange rate policy. The exchange rate at June 30, 1996 was 1 Real to the U.S. dollar.

  Certain local Brazilian banks experienced liquidity and other problems in 1995, which continued into the first half of 1996. This has generally resulted in customers moving their funds to banks perceived to have more stability, contributing, in part, to the increases in the Corporation's deposit and mutual funds levels. The Corporation's deposit levels in Brazil increased from December 31, 1995 by over $400 million, or 50 percent, to approximately $850 million at June 30, 1996. Additionally, the Corporation's mutual funds under management in Brazil increased by approximately $800 million from December 31, 1995, to $3.3 billion at June 30, 1996.

  The Corporation's loan level in Brazil increased by approximately $270 million from December 31, 1995, to $2.5 billion at June 30, 1996, including increases from various segments of the loan portfolio. Net credit losses increased from $1 million in the first quarter of 1996, to $4 million in the second quarter of 1996, reflecting higher credit losses from the consumer portfolio. Nonaccrual loans and OREO remained flat with the first quarter of 1996 at $12 million, which compared to $8 million for the fourth quarter of 1995.

  During the second quarter of 1996, the Corporation's Argentine and Brazilian operations continued to structure their balance sheets to take positions in their local currencies as deemed appropriate. Such positions are taken when the Corporation believes that it can maximize its spread from interest operations by funding local currency assets with U.S. dollars rather than using local currency liabilities or by funding U.S. dollar assets with local currency liabilities. The average currency positions for Argentina and Brazil during the second quarter of 1996 were $112 million and $32 million, respectively, compared to $56 million and $112 million, respectively, in the first quarter of 1996. Additionally, the Corporation maintained average positions in Chile and Korea of $23 million and $101 million, respectively, during the second quarter of 1996, which compared to $13 million and $92 million, respectively, during the first quarter of 1996. Currency positions are actively managed and, therefore, it is not unusual for levels to fluctuate from period to period. To date, these positions have been liquid in nature and local management has been able to close and re-open these positions as necessary. For additional information related to the Corporation's currency positions, see page 37 of the Corporation's 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K.

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

                             LIQUIDITY MANAGEMENT

  The Corporation's liquid assets, which consist primarily of interest bearing deposits in other banks, federal funds sold and resale agreements, money market loans and unencumbered U.S. Treasury and government agency securities, stood at $6.6 billion at June 30, 1996, compared with $5.8 billion at December 31, 1995. Also, the Corporation has access to additional funding through the public markets. Management considers overall liquidity at June 30, 1996 to be adequate to meet current obligations, support expectations for future changes in asset and liability levels and carry on normal operations. For additional information related to the Corporation's liquidity management, see pages 38 and 39 of the Corporation's 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K.

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

  Interest rate risk related to non-trading, U.S. dollar denominated positions, which represents a significant portion of the consolidated balance sheet at June 30, 1996, is managed centrally through the Boston Treasury Group. Interest rate risk associated with these positions is evaluated and managed through several modeling methodologies. The two principal methodologies used are market value sensitivity and net interest revenue at risk. The results of these models are reviewed monthly with ALCO and at least quarterly with the Board.

  These methodologies are designed to isolate the effects of market changes in interest rates on the Corporation's existing positions, and they exclude other factors, such as competitive pricing considerations, future changes in asset and liability mix and other management actions and, therefore, are not by themselves measures of future levels of net interest revenue.

  These two methodologies provide different but complementary measures of the level of interest rate risk: the longer term view is modeled through market value sensitivity, while the shorter term view is evaluated through net interest revenue at risk over the next twelve months. Under current ALCO directives, market value sensitivity cannot exceed 4 percent of risk-based capital and net interest revenue at risk cannot exceed 2 percent of net interest revenue over the next twelve-month period. The ALCO market value sensitivity directive was increased during the current quarter from 3 percent of risk-based capital at March 31, 1996. The following table shows the Corporation's market value sensitivity and net interest revenue at risk positions at June 30, 1996 and December 31, 1995, respectively.

MARKET VALUE SENSITIVITY AND NET INTEREST REVENUE AT RISK POSITIONS

                                JUNE 30, 1996       DECEMBER 31, 1995
                            --------------------- ---------------------
                                        QUARTERLY             QUARTERLY
                            QUARTER-END  AVERAGE  QUARTER-END  AVERAGE
                            ----------- --------- ----------- ---------
                                           (DOLLARS IN MILLIONS)
Market Value Sensitivity
 (1)......................     $146       $160        $87        $84
 % of risk-based capital..      2.7%       3.0%       1.6%       1.6%
- -------------------------------------------------------------------------------
Net Interest Revenue at
 Risk (2).................     $ 20       $ 22        $24        $21
 % of net interest reve-
 nue......................      1.1%       1.3%       1.4%       1.2%

- --------
(1) Based on a 100 basis point adverse interest rate shock.
(2) Based on the greater of a 100 basis point adverse interest rate shock or a 200 basis point adverse change in interest rates over the next twelve-month period. At June 30, 1996, the adverse position was based upon a 100 basis point upward interest rate shock. At December 31, 1995, the adverse position was based upon a 200 basis point decline in interest rates over the next twelve-month period. See further discussion below.

  At June 30, 1996, the Corporation's adverse market value sensitivity was to rising interest rates. The increase in the market value sensitivity position since December 31, 1995, was primarily due to an increase in fixed rate assets and, therefore, lengthening asset durations, and the termination of $8.2 billion of a series of interest rate futures contracts during the first quarter of 1996 that were linked to the Corporation's short-term floating rate wholesale funding.

  The Corporation's adverse net interest revenue at risk position was to rising interest rates at June 30, 1996, and to declining rates at December 31, 1995. The change in exposure is primarily due to changes in the terms and repricing characteristics of balance sheet and off-balance sheet items at a specific point in time, including the termination of the series of futures contracts discussed above, which resulted in an increase in floating rate liabilities.

  The market value sensitivity and the net interest revenue at risk positions were in compliance with ALCO directives during the quarter ended June 30, 1996. The level of exposure maintained by the Corporation is a function of the market environment and will change from period to period based on interest rate and other economic expectations.

  Non-U.S. dollar denominated interest rate risk is managed by the Corporation's overseas units, with oversight by the Treasury group in Boston. The Corporation, through ALCO, has established limits for its non-U.S. dollar denominated interest rate risk using cumulative gap limits for each country in which the Corporation has local market interest rate risk. During the second quarter of 1996, the cumulative gap positions in each country were within ALCO limits. The level of interest rate risk positions taken by the overseas units varies based on economic conditions in the country at the particular point in time.

  Additional information with respect to the Corporation's management of interest rate risk is included on pages 39 to 43 of the Corporation's 1995 Annual Report to Stockholders which is incorporated by reference in its 1995 Annual Report on Form 10-K.

DERIVATIVE FINANCIAL INSTRUMENTS

  The Corporation utilizes a variety of financial instruments to manage interest rate risk, including derivatives and securities. Derivatives provide the Corporation with significant flexibility in managing its interest rate risk exposure, enabling it to manage risk efficiently and respond quickly to changing market conditions by minimizing the impact on balance sheet leverage. The Corporation routinely uses non-leveraged rate-related derivative instruments, primarily interest rate swaps and futures, as part of its asset and liability management practices. All derivative activities are managed on a comprehensive basis, are included in the overall market value sensitivity and net interest revenue at risk measures and limits described above, and are subject to credit standards similar to those for balance sheet exposures.

  The following table summarizes the notional amounts and fair values of interest rate derivatives and foreign exchange contracts included in the Corporation's asset and liability management portfolio.

                                       JUNE 30, 1996 (1)                             DECEMBER 31, 1995 (1)
                          ----------------------------------------------- ------------------------------------------------
                                   FAIR VALUE (2)(3)                               FAIR VALUE (2)(3)
                          NOTIONAL --------------------  UNRECOGNIZED (4) NOTIONAL ---------------------  UNRECOGNIZED (4)
                           AMOUNT  ASSET     LIABILITY     GAIN (LOSS)     AMOUNT  ASSET      LIABILITY     GAIN (LOSS)
                          -------- --------  ----------  ---------------- -------- ---------  ----------  ----------------
                                                           (DOLLARS IN MILLIONS)
Interest rate contracts
  Futures and forwards..  $ 2,846               $      6       $(69)      $12,518                $     10       $(89)
  Interest rate swaps...    7,037         28          63        (21)        5,828         92            7        102
Interest rate options
  Purchased.............      277                                (3)        3,968        119                       2
  Written or sold.......                                                      360                      34
                          -------   --------    --------       ----       -------  ---------     --------       ----
Total interest rate con-
 tracts.................  $10,160   $     28    $     69       $(93)      $22,674  $     211     $     51       $ 15
                          =======   ========    ========       ====       =======  =========     ========       ====
Foreign exchange spot
 and forward contracts
 (5)....................  $ 1,218   $      9    $      2       $  7       $ 1,257  $       3     $      5       $ (2)
                          -------   --------    --------       ----       -------  ---------     --------       ----
Total foreign exchange
 contracts..............  $ 1,218   $      9    $      2       $  7       $ 1,257  $       3     $      5       $ (2)
                          =======   ========    ========       ====       =======  =========     ========       ====

- --------
(1) Contracts under master netting agreements are shown on a net basis.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arms length transaction with a third party as of the balance sheet date. The majority of derivatives that are part of the ALM portfolio are accounted for on the accrual basis, and not carried at fair value. In certain cases, contracts, such as futures, are subject to daily cash settlements; as such, the fair value of these instruments is zero.
(3) The credit exposure of interest rate derivatives and foreign exchange contracts at June 30, 1996 and December 31, 1995, is represented by the fair value of contracts reported in the "Asset" column.
(4) Unrecognized gain or loss represents the amount of gain or loss, based on fair value, that has not been recognized in the income statement at the balance sheet date. This includes amounts related to contracts which have been terminated. Such amounts are recognized as an adjustment of yield of the linked assets or liabilities over the period being managed. At June 30, 1996, there were $23 million of unrecognized gains and $49 million of unrecognized losses related to terminated contracts that are being amortized as an adjustment of the yield of the assets or liabilities to which they were linked over a weighted average period of 31 months and 18 months, respectively. At December 31, 1995, unrecognized gains of $32 million and unrecognized losses of $2 million related to terminated contracts were being amortized over weighted average periods of 32 months and 23 months, respectively.
(5) Foreign exchange spot and forward contracts are used to manage the risk related to foreign exchange transactions in the Corporation's overseas operations.

  The decrease in fair value of interest rate derivative contracts, as reflected in the change from a net unrecognized gain of $15 million at December 31, 1995, to a net unrecognized loss of $93 million at June 30, 1996, was primarily due to an increase in long-term interest rates during the first and second quarters, which principally impacted the receive fixed interest rate swap portfolio and resulted in a decline in its fair value.

  The Corporation's utilization of derivative instruments is modified from time to time in response to changing market conditions, as well as changes in the characteristics and mix of the Corporation's related assets and liabilities. In this respect, during the first quarter the Corporation terminated $8.2 billion of a series of interest rate futures contracts that were linked to the Corporation's continuing need for short-term wholesale funding. The remaining unrecognized loss of $48 million at June 30, 1996 related to the terminated futures contracts is being amortized to net interest revenue as an adjustment of the yield of the short-term liabilities to which they were linked over the remainder of the period that was being managed.

  The following table summarizes the remaining maturity of interest rate derivative financial instruments entered into for asset and liability management purposes as of June 30, 1996.

                                            REMAINING MATURITY
                          --------------------------------------------------------------
                                                                  JUNE 30,  DECEMBER 31,
                                                                    1996        1995
                           1996   1997  1998  1999  2000  2001+    TOTAL       TOTAL
                          ------  ----  ----  ----  ----  ------  --------  ------------
                                           (DOLLARS IN MILLIONS)
INTEREST RATE SWAPS
Domestic
Receive fixed rate
 swaps(1)
 Notional amount........  $  172  $201  $ 60        $340  $1,500  $ 2,273     $ 2,453
 Weighted average
  receive rate..........    5.91% 8.20% 5.60%       5.50%   6.38%    6.35%       6.35%
 Weighted average pay
  rate..................    5.48% 5.51% 5.40%       5.52%   5.51%    5.51%       5.86%
Pay fixed rate swaps(1)
 Notional amount........  $   53  $  3  $ 32  $  2  $ 42  $   36  $   168     $   301
 Weighted average
  receive rate..........    5.41% 6.07% 5.75% 5.12% 5.52%   5.57%    5.54%       6.19%
 Weighted average pay
  rate..................    5.74% 7.36% 8.71% 7.15% 7.11%   7.08%    6.98%       6.81%
Basis swaps(2)
 Notional amount........  $  471  $ 75  $ 50        $ 50  $  297  $   943     $ 1,599
 Weighted average
  receive rate..........    5.49% 5.60  5.53        5.83%   5.89%    5.65%       5.97%
 Weighted average pay
  rate..................    5.46% 5.52  5.47        5.58%   5.67%    5.54%       5.86%
Total Domestic Interest
 Rate Swaps
 Notional amount........  $  696  $279  $142  $  2  $432  $1,833  $ 3,384     $ 4,353
 Weighted average
  receive rate(3).......    5.59% 7.48% 5.61% 5.12% 5.54%   6.28%    6.12%       6.20%
 Weighted average pay
  rate(3)...............    5.49% 5.53% 6.17% 7.15% 5.68%   5.57%    5.59%       5.93%
Total International
 Interest Rate Swaps
 Notional Amount(4).....  $3,653                                  $ 3,653     $ 1,475
OTHER DERIVATIVE
 PRODUCTS
 Futures and
  forwards(5)...........  $2,846                                  $ 2,846     $12,518
 Interest rate
  options(6)
  Purchased.............     277                                      277       3,968
  Written or sold.......                                                          360
                          ------  ----  ----  ----  ----  ------  -------     -------
Total Consolidated
 Notional Amount........  $7,472  $279  $142  $  2  $432  $1,833  $10,160     $22,674
                          ======  ====  ====  ====  ====  ======  =======     =======

- --------
(1) Of the receive fixed rate swaps, $1 billion were linked to floating rate loans, and the remainder principally to fixed rate notes payable. Of the swaps linked to notes payable, approximately $1 billion are scheduled to mature in 2001 and thereafter. The majority of pay fixed rate swaps are linked to fixed rate securities and short-term bank notes.
(2) Basis swaps represent swaps where both the pay rate and receive rate are floating rates. The majority of basis swaps are linked to short-term bank notes and floating rate mortgages.
(3) The majority of the Corporation's interest rate swaps accrue at LIBOR (London Interbank Offered Rate). In arriving at the variable weighted average receive and pay rates, LIBOR rates in effect as of June 30, 1996 have been implicitly assumed to remain constant throughout the terms of the swaps. Future changes in LIBOR rates would affect the variable rate information disclosed.
(4) The majority of the international portfolio is comprised of swaps entered into by the Corporation's Brazilian operation with a weighted average maturity of less than 90 days. These swaps typically include the exchange of floating rate indices that are limited to the Brazilian market.
(5) At December 31, 1995, the majority of the futures used by the Corporation were linked to short-term liabilities and were exchange-traded instruments. The reference instruments for these contracts comprise the major types available, such as Eurodollar deposits and U.S. Treasury notes. During the first quarter of 1996, the Corporation terminated a series of futures contracts which accounts for the majority of the decline from December 31, 1995 (see discussion above). The majority of the futures contracts at June 30, 1996 were entered into by the Corporation's Brazilian operation and are linked to short-term interest bearing assets and liabilities. Average rates are not meaningful for these products.
(6) At December 31, 1995, primarily includes interest rate options used to manage prepayment risk related to the mortgage servicing portfolio of the Corporation's mortgage banking subsidiary which was sold in the first quarter of 1996.

  Derivatives not used for asset and liability management are included in the derivatives trading portfolio. The primary focus of the Corporation's derivatives trading activities is related to providing risk management products to its customers.

  The following table summarizes the notional amounts and fair values of interest rate derivatives and foreign exchange contracts included in the Corporation's trading portfolio.

                                 JUNE 30, 1996 (1)      DECEMBER 31, 1995 (1)
                              ------------------------ ------------------------
                                            FAIR                     FAIR
                                       VALUE (2)(3)(4)          VALUE (2)(3)(4)
                              NOTIONAL --------------- NOTIONAL ---------------
                               AMOUNT  ASSET LIABILITY  AMOUNT  ASSET LIABILITY
                              -------- ----- --------- -------- ----- ---------
                                            (DOLLARS IN MILLIONS)
Interest rate contracts
  Futures and forwards....... $46,415  $ 45    $ 47    $30,789
  Interest rate swaps........   8,214    49      65      9,169  $ 91    $ 80
  Interest rate options
   Purchased.................   5,287    10              3,411     9
   Written or sold...........   6,210            11      3,986             9
                              -------  ----    ----    -------  ----    ----
    Total interest rate con-
     tracts.................. $66,126  $104    $123    $47,355  $100    $ 89
                              =======  ====    ====    =======  ====    ====
Foreign exchange contracts
  Spot and forward
   contracts................. $17,510  $177    $179    $13,072  $171    $167
  Options purchased..........     895    17              1,044    13
  Options written or sold....     831            16      1,130            16
                              -------  ----    ----    -------  ----    ----
    Total foreign exchange
     contracts............... $19,236  $194    $195    $15,246  $184    $183
                              =======  ====    ====    =======  ====    ====

- --------
(1) Contracts under master netting agreements are shown on a net basis.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arms length transaction with a third party as of the balance sheet date. The fair value amounts of the trading portfolio are included in other assets or other liabilities, as applicable. In certain cases, contracts, such as futures, are subject to daily cash settlements; as such, the fair value of these instruments is zero.
(3) The credit exposure of interest rate derivatives and foreign exchange contracts at June 30, 1996 and December 31, 1995 is represented by the fair value of contracts reported in the "Asset" column.
(4) The average asset and liability fair value amounts for interest rate contracts included in the trading portfolio for the quarters ended June 30, 1996 and December 31, 1995 were $113 million and $123 million, respectively, and $89 million and $71 million, respectively. The average asset and liability fair value amounts for foreign exchange contracts included in the trading portfolio were $185 million and $186 million, respectively, for the quarter ended June 30, 1996, and $233 million and $222 million, respectively, for the quarter-ended December 31, 1995.

  Net trading gains from interest rate derivatives for the quarter and six months ended June 30, 1996 were $2 million and $7 million, respectively, and for the quarter and six months ended June 30, 1995 were $3 million and $4 million, respectively. Net trading gains from foreign exchange activities, which include foreign exchange spot, forward and option contracts, for the quarter and six months ended June 30, 1996 were $11 million and $23 million, respectively, and for the quarter and six months ended June 30, 1995 were $16 million and $28 million, respectively.

  Additional information on the Corporation's derivative products, including accounting policies, is included on pages 40 to 42 of, and in Notes 1 and 20 to the Financial Statements in, the Corporation's 1995 Annual Report to Stockholders, which is incorporated by reference in its 1995 Annual Report on Form 10-K.

                                    CAPITAL

  The Corporation's Tier 1 and total capital ratios were 7.9 percent and 12.5 percent, respectively, at June 30, 1996, compared with 8.0 percent and 12.8 percent, respectively, at December 31, 1995. The Corporation's leverage ratio at June 30, 1996 was 7.6 percent compared with 7.4 percent at December 31, 1995.

  As of June 30, 1996, the capital ratios of the Corporation and all of its banking subsidiaries exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The capital categories of the Corporation's banking subsidiaries are determined solely for purposes of applying FDICIA's provisions and, accordingly, such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's banking subsidiaries.

  At June 30, 1996, total stockholders' equity stood at $4.0 billion, which compared to $3.8 billion at December 31, 1995. The increase in stockholders' equity primarily reflects the Corporation's retention of earnings during the first half of 1996. During the first six months of 1996, the Corporation purchased 5.4 million shares of its common stock in the open market, all of which were reissued at June 30, 1996. In addition, during July the Corporation repurchased shares on the open market equal to the amount issued in the Bancorp acquisition, after which the Board voted to terminate any remaining authority for the Corporation to buyback its shares.

  In July 1996, the Board declared a quarterly common stock dividend of $.44 per share, payable on August 30, 1996, to stockholders of record on August 5, 1996. The payment and level of future common dividends will continue to be determined by the Board based on the Corporation's financial condition, recent earnings history and other factors.

                       RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard is based on a financial-components approach under which an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred as a result of a transfer of financial assets, and derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and must be applied prospectively. The Corporation does not expect that, upon adoption, this standard will have a material effect on its consolidated financial statements.

CONSOLIDATED BALANCE SHEET AVERAGES BY QUARTER

LAST NINE QUARTERS

                                  1994                        1995                    1996
                         ----------------------- ------------------------------- ---------------
                            2       3       4       1       2       3       4       1       2
                         ------- ------- ------- ------- ------- ------- ------- ------- -------
                                                      (IN MILLIONS)
         ASSETS
Interest bearing
 deposits in other
 banks.................. $   902 $ 1,131 $ 1,062 $ 1,262 $ 1,309 $ 1,249 $ 1,350 $ 1,309 $ 1,312
Federal funds sold and
 securities purchased
 under agreements to
 resell.................   3,485   2,595   1,711   1,364   1,166     824     746   1,249   1,341
Trading securities......     402     618     750     694     787     867     864   1,107   1,569
Mortgages held for
 sale...................     824     651     315     256     254     478     737     930      31
Securities..............   3,164   3,489   4,435   4,288   4,526   4,824   5,247   5,653   5,915
Loans and lease
 financing..............  29,105  30,362  31,076  30,123  30,928  31,625  31,763  31,357  32,272
                         ------- ------- ------- ------- ------- ------- ------- ------- -------
   Total earning
    assets..............  37,882  38,846  39,349  37,987  38,970  39,867  40,707  41,605  42,440
Other assets............   4,820   5,079   5,051   4,858   5,131   5,318   5,526   5,409   4,647
                         ------- ------- ------- ------- ------- ------- ------- ------- -------
   Total assets......... $42,702 $43,925 $44,400 $42,845 $44,101 $45,185 $46,233 $47,014 $47,087
                         ======= ======= ======= ======= ======= ======= ======= ======= =======
 LIABILITIES AND STOCKHOLDERS'
             EQUITY
Deposits:
Domestic offices:
 Noninterest bearing.... $ 4,403 $ 4,477 $ 4,701 $ 4,194 $ 4,196 $ 4,291 $ 4,457 $ 4,519 $ 4,278
 Interest bearing.......  16,672  17,309  17,388  15,827  16,228  16,686  17,152  17,107  17,084
Overseas offices:
 Noninterest bearing....     393     415     481     415     416     501     492     499     465
 Interest bearing.......   6,764   7,703   7,875   8,318   7,967   7,790   8,202   8,698   9,302
                         ------- ------- ------- ------- ------- ------- ------- ------- -------
   Total deposits.......  28,232  29,904  30,445  28,754  28,807  29,268  30,303  30,823  31,129
Federal funds purchased
 and repurchase
 agreements.............   4,014   3,728   3,333   3,699   3,896   3,310   3,892   3,417   4,324
Other funds borrowed....   4,124   3,633   3,861   3,585   4,278   5,369   4,620   5,010   3,655
Notes payable...........   1,957   1,987   2,141   2,133   2,062   2,065   2,109   2,374   2,584
Other liabilities.......   1,404   1,625   1,491   1,467   1,661   1,643   1,647   1,647   1,692
Stockholders' equity....   2,971   3,048   3,129   3,207   3,397   3,530   3,662   3,743   3,703
                         ------- ------- ------- ------- ------- ------- ------- ------- -------
   Total liabilities and
    stockholders'
    equity.............. $42,702 $43,925 $44,400 $42,845 $44,101 $45,185 $46,233 $47,014 $47,087
                         ======= ======= ======= ======= ======= ======= ======= ======= =======

CONSOLIDATED STATEMENT OF INCOME BY QUARTER--TAXABLE EQUIVALENT BASIS

LAST NINE QUARTERS

                                 1994                     1995                 1996
                         --------------------  --------------------------- -------------
                           2      3      4       1      2      3      4      1      2
                         ------ ------ ------  ------ ------ ------ ------ ------ ------
                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
NET INTEREST REVENUE:    $374.5 $423.9 $433.4  $425.9 $434.1 $439.4 $441.8 $433.6 $438.0
 Taxable equivalent
  adjustment............    1.5    1.3    2.7     1.4    1.9    1.5    5.0    2.2    1.5
                         ------ ------ ------  ------ ------ ------ ------ ------ ------
Total net interest
 revenue................  376.0  425.2  436.1   427.3  436.0  440.9  446.8  435.8  439.5
Provision for credit
 losses.................   25.0   25.0   35.0    90.0   40.0   45.0   75.0   50.0   50.0
                         ------ ------ ------  ------ ------ ------ ------ ------ ------
Net interest revenue
 after provision for
 credit losses..........  351.0  400.2  401.1   337.3  396.0  395.9  371.8  385.8  389.5
                         ------ ------ ------  ------ ------ ------ ------ ------ ------
NONINTEREST INCOME:
 Financial service
  fees..................   93.9  104.3  105.5   105.6  113.3  117.6  186.2    6.8   89.1
 Trust and agency
  fees..................   50.3   50.6   53.1    52.7   57.2   58.2   48.9   51.0   55.2
 Trading profits and
  commissions...........    1.2   10.9    (.1)    1.1    6.1    6.6    8.3   12.3   24.3
 Net securities gains...    5.9    1.3    2.5     6.1     .2     .8    1.9   13.4    3.5
 Other income...........   41.0   35.1   37.6   127.7   59.3   65.4   67.9  142.7  151.7
                         ------ ------ ------  ------ ------ ------ ------ ------ ------
   Total noninterest
    income..............  192.3  202.2  198.6   293.2  236.1  248.6  313.2  226.2  323.8
                         ------ ------ ------  ------ ------ ------ ------ ------ ------
NONINTEREST EXPENSE:
 Salaries...............  161.5  168.1  177.8   176.4  179.6  191.1  188.8  186.5  185.3
 Employee benefits......   37.0   38.6   35.1    40.4   40.9   41.5   38.6   42.6   41.9
 Occupancy expense......   33.1   35.2   34.4    34.9   34.4   35.6   35.3   37.0   36.8
 Equipment expense......   23.4   24.2   24.9    24.1   25.7   25.2   25.4   26.2   25.4
 Acquisition,
  divestiture and
  restructuring
  expenses..............   16.4    5.0                                28.2
 Other expense..........  101.0  107.2  109.7   107.4  111.5   99.8  112.9  112.2  117.0
                         ------ ------ ------  ------ ------ ------ ------ ------ ------
   Total noninterest
    expense.............  372.4  378.3  381.9   383.2  392.1  393.2  429.2  404.5  406.4
                         ------ ------ ------  ------ ------ ------ ------ ------ ------
Income before income
 taxes..................  170.9  224.1  217.8   247.3  240.0  251.3  255.8  207.5  306.9
                         ------ ------ ------  ------ ------ ------ ------ ------ ------
Provision for income
 taxes..................   74.9   98.8   94.3   120.6  104.8  109.9  108.4   88.8  127.3
Taxable equivalent
 adjustment.............    1.5    1.3    2.7     1.4    1.9    1.5    5.0    2.2    1.5
                         ------ ------ ------  ------ ------ ------ ------ ------ ------
                           76.4  100.1   97.0   122.0  106.7  111.4  113.4   91.0  128.8
                         ------ ------ ------  ------ ------ ------ ------ ------ ------
NET INCOME.............. $ 94.5 $124.0 $120.8  $125.3 $133.3 $139.9 $142.4 $116.5 $178.1
                         ====== ====== ======  ====== ====== ====== ====== ====== ======
PER COMMON SHARE:
Net Income:
 Primary................ $  .80 $ 1.07 $ 1.04  $ 1.08 $ 1.11 $ 1.17 $ 1.18 $  .97 $ 1.54
 Fully diluted..........    .77   1.04   1.01    1.04   1.10   1.15   1.17    .95   1.52
Cash dividends
 declared...............    .22    .22    .27     .27    .27    .37    .37    .37    .44

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                     QUARTER ENDED JUNE 30, 1996
                                                     ---------------------------
                                                     AVERAGE             AVERAGE
                                                     VOLUME  INTEREST(1)  RATE
                       ASSETS                        ------- ----------- -------
                                                        (DOLLARS IN MILLIONS)
Interest Bearing Deposits with Other Banks
 U.S. .............................................  $   225   $    4      6.31%
 International.....................................    1,087       24      8.95
                                                     -------   ------
  Total............................................    1,312       28      8.50
                                                     -------   ------     -----
Federal Funds Sold and Resale Agreements
 U.S. .............................................      343        4      5.07
 International.....................................      998       38     15.31
                                                     -------   ------
  Total............................................    1,341       42     12.70
                                                     -------   ------     -----
Trading Securities
 U.S. .............................................      502        6      5.10
 International.....................................    1,067       45     16.97
                                                     -------   ------
  Total............................................    1,569       51     13.17
                                                     -------   ------     -----
Mortgages Held for Sale
 U.S. .............................................       19               3.25
 International.....................................       12               5.83
                                                     -------
  Total............................................       31               4.21
                                                     -------              -----
Securities.........................................
 U.S. .............................................
 Available for sale(3).............................    4,564       74      6.50
 Held to maturity..................................      639       10      6.38
 International
 Available for sale(3).............................      696       26     14.99
 Held to maturity..................................       16        1     19.80
                                                     -------   ------
  Total............................................    5,915      111      7.52
                                                     -------   ------     -----
Loans and Leases (Net of Unearned Income)
 U.S. .............................................   23,416      494
 International.....................................    8,856      277     12.56
                                                     -------   ------
  Total loans and lease financing(2)...............   32,272      771      9.60
                                                     -------   ------     -----
 Earning assets....................................   42,440    1,003      9.50
                                                     -------   ------     -----
 Nonearning assets.................................    4,647
                                                     -------
  Total Assets.....................................  $47,087
                                                     =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits...........................................
 U.S.
 Savings deposits..................................  $ 8,931   $   62      2.81%
 Time deposits.....................................    8,153      114      5.63
 International.....................................    9,302      186      8.03
                                                     -------   ------
  Total............................................   26,386      362      5.52
                                                     -------   ------     -----
Federal Funds Purchased and Repurchase Agreements
 U.S. .............................................    4,213       59      5.66
 International.....................................      111        5     16.89
                                                     -------   ------
  Total............................................    4,324       64      5.95
                                                     -------   ------     -----
Other Funds Borrowed
 U.S...............................................    2,869       42      5.83
 International.....................................      786       49     25.19
                                                     -------   ------
  Total............................................    3,655       91     10.00
                                                     -------   ------     -----
Notes Payable
 U.S. .............................................    2,023       32      6.47
 International.....................................      561       14      9.99
                                                     -------   ------
  Total............................................    2,584       46      7.23
                                                     -------   ------     -----
  Total interest bearing liabilities...............   36,949      563      6.13
                                                     -------   ------     -----
Demand deposits U.S................................    4,278
Demand deposits International......................      465
Other noninterest bearing liabilities..............    1,692
  Total Stockholders' Equity.......................    3,703
                                                     -------
  Total Liabilities and Stockholders' Equity.......  $47,087
                                                     =======
Net Interest Revenue As a Percentage of Average
 Interest Earning Assets
 U.S. .............................................  $29,708   $  308      4.16%
 International.....................................   12,732      132      4.18
                                                     -------   ------
  Total............................................  $42,440   $  440      4.17
                                                     =======   ======

- --------
(1)Income is shown on a fully taxable equivalent basis.
(2)Loans and lease financing includes nonaccrual and renegotiated balances.
(3)Average rates for securities available for sale are based on the securities' amortized cost.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                       QUARTER ENDED JUNE 30,
                                                                1995
                                                     ---------------------------
                                                     AVERAGE             AVERAGE
                                                     VOLUME  INTEREST(1)  RATE
                       ASSETS                        ------- ----------  -------
                                                       (DOLLARS IN MILLIONS)
Interest Bearing Deposits with Other Banks
 U.S. .............................................  $   362   $    3      3.62%
 International.....................................      947       64     26.91
                                                     -------   ------
  Total............................................    1,309       67     20.49
                                                     -------   ------     -----
Federal Funds Sold and Resale Agreements
 U.S. .............................................      598        9      5.96
 International.....................................      568       84     59.61
                                                     -------   ------
  Total............................................    1,166       93     32.10
                                                     -------   ------     -----
Trading Securities
 U.S. .............................................      227        3      6.35
 International.....................................      560       40     28.50
                                                     -------   ------
  Total............................................      787       43     22.10
                                                     -------   ------     -----
Mortgages Held for Sale
 U.S. .............................................      254        5      7.62
                                                     -------   ------     -----
Securities
 U.S.
 Available for sale(3).............................    2,210       38      6.82
 Held to maturity..................................    1,721       29      6.88
 International
 Available for sale(3).............................      387       15     13.40
 Held to maturity..................................      208        6     12.15
                                                     -------   ------
  Total............................................    4,526       88      7.80
                                                     -------   ------     -----
Loans and Leases (Net of Unearned Income)
 U.S. .............................................   23,099      507      8.81
 International.....................................    7,829      302     15.45
                                                     -------   ------
  Total loans and lease financing (2)..............   30,928      809     10.49
                                                     -------   ------     -----
 Earning assets....................................   38,970    1,105     11.38
                                                     -------   ------     -----
 Nonearning assets.................................    5,131
                                                     -------
  Total Assets.....................................  $44,101
                                                     =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits..................................  $ 8,640   $   56      2.61%
 Time deposits.....................................    7,588      106      5.60
 International.....................................    7,967      254     12.79
                                                     -------   ------
  Total............................................   24,195      416      6.90
                                                     -------   ------     -----
Federal Funds Purchased and Repurchase Agreements
 U.S. .............................................    3,740       45      4.77
 International.....................................      156       12     31.10
                                                     -------   ------
  Total............................................    3,896       57      5.82
                                                     -------   ------     -----
Other Funds Borrowed
 U.S...............................................    3,448       55      6.44
 International.....................................      830      103     49.76
                                                     -------   ------
  Total............................................    4,278      158     14.84
                                                     -------   ------     -----
Notes Payable
 U.S. .............................................    1,911       35      7.27
 International.....................................      151        3      9.56
                                                     -------   ------
  Total............................................    2,062       38      7.44
                                                     -------   ------     -----
  Total interest bearing liabilities...............   34,431      669      7.80
                                                     -------   ------     -----
 Demand deposits U.S...............................    4,196
 Demand deposits International.....................      416
 Other noninterest bearing liabilities.............    1,661
  Total Stockholders' Equity.......................    3,397
                                                     -------
  Total Liabilities and Stockholders' Equity.......  $44,101
                                                     =======
Net Interest Revenue As a Percentage of Average
 Interest Earning Assets
 U.S. .............................................  $28,471   $  322      4.54%
 International.....................................   10,499      114      4.35
                                                     -------   ------
  Total............................................  $38,970   $  436      4.49
                                                     =======   ======

- --------
(1)Income is shown on a fully taxable equivalent basis.
(2)Loans and lease financing includes nonaccrual and renegotiated balances.
(3)Average rates for securities available for sale are based on the securities' amortized cost.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                       SIX MONTHS ENDED JUNE
                                                              30, 1996
                                                     ---------------------------
                                                     AVERAGE             AVERAGE
                                                     VOLUME  INTEREST(1)  RATE
                       ASSETS                        ------- ----------  -------
                                                       (DOLLARS IN MILLIONS)
Interest Bearing Deposits with Other Banks
 U.S. .............................................  $   210   $    6      6.07%
 International.....................................    1,100       45      8.26
                                                     -------   ------
  Total............................................    1,310       51      7.90
                                                     -------   ------     -----
Federal Funds Sold and Resale Agreements
 U.S. .............................................      266        7      5.09
 International.....................................    1,029       76     14.97
                                                     -------   ------
  Total............................................    1,295       83     12.94
                                                     -------   ------     -----
Trading Securities
 U.S. .............................................      422       11      5.31
 International.....................................      916       81     17.73
                                                     -------   ------
  Total............................................    1,338       92     13.81
                                                     -------   ------     -----
Mortgages Held for Sale
 U.S. .............................................      455       16      7.06
 International.....................................       25        1      6.07
                                                     -------   ------
  Total............................................      480       17      7.00
                                                     -------   ------     -----
Securities
 U.S.
 Available for sale(3).............................    4,426      145      6.57
 Held to maturity..................................      633       20      6.33
 International
 Available for sale(3).............................      670       46     13.94
 Held to maturity..................................       55        4     15.89
                                                     -------   ------
  Total............................................    5,784      215      7.22
                                                     -------   ------     -----
Loans and Leases (Net of Unearned Income)
 U.S. .............................................   23,013      984      8.60
 International.....................................    8,802      597     13.64
                                                     -------   ------
  Total loans and lease financing(2)...............   31,815    1,581      9.99
                                                     -------   ------     -----
 Earning assets....................................   42,022    2,039      9.76
                                                     -------   ------     -----
 Nonearning assets.................................    5,033
                                                     -------
  Total Assets.....................................  $47,055
                                                     =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S. .............................................
 Savings deposits..................................  $ 9,192   $  128      2.80%
 Time deposits.....................................    7,903      223      5.69
 International.....................................    9,000      367      8.19
                                                     -------   ------
  Total............................................   26,095      718      5.53
                                                     -------   ------     -----
Federal Funds Purchased and Repurchase Agreements
 U.S. .............................................    3,766      108      5.73
 International.....................................      105        7     13.75
                                                     -------   ------
  Total............................................    3,871      115      5.95
                                                     -------   ------     -----
Other Funds Borrowed
 U.S. .............................................    3,405      103      6.10
 International.....................................      928      139     30.25
                                                     -------   ------
  Total............................................    4,333      242     11.27
                                                     -------   ------     -----
Notes Payable
 U.S. .............................................    1,966       64      6.55
 International.....................................      513       25      9.95
                                                     -------   ------
  Total............................................    2,479       89      7.25
                                                     -------   ------     -----
  Total interest bearing liabilities...............   36,778    1,164      6.37
                                                     -------   ------     -----
 Demand deposits U.S...............................    4,398
 Demand deposits International.....................      482
 Other noninterest bearing liabilities.............    1,673
  Total Stockholders' Equity.......................    3,724
                                                     -------
  Total Liabilities and Stockholders' Equity.......  $47,055
                                                     =======
Net Interest Revenue As a Percentage of Average
 Interest Earning Assets
 U.S. .............................................  $29,425   $  619      4.23%
 International.....................................   12,597      256      4.09
                                                     -------   ------
  Total............................................  $42,022   $  875      4.19
                                                     =======   ======

- --------
(1)Income is shown on a fully taxable equivalent basis.
(2)Loans and lease financing includes nonaccrual and renegotiated balances.
(3)Average rates for securities available for sale are based on the securities' amortized cost.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                     SIX MONTHS ENDED JUNE 30,
                                                                1995
                                                     ---------------------------
                                                     AVERAGE             AVERAGE
                                                     VOLUME  INTEREST(1)  RATE
                       ASSETS                        ------- ----------  -------
                                                       (DOLLARS IN MILLIONS)
Interest Bearing Deposits with Other Banks
 U.S. .............................................  $   245   $    5      4.57%
 International.....................................    1,041      127     24.49
                                                     -------   ------
  Total............................................    1,286      132     20.70
                                                     -------   ------     -----
Federal Funds Sold and Resale Agreements
 U.S. .............................................      563       17      5.99
 International.....................................      702      179     51.40
                                                     -------   ------
  Total............................................    1,265      196     31.18
                                                     -------   ------     -----
Trading Securities
 U.S. .............................................      211        7      6.43
 International.....................................      530       77     29.48
                                                     -------   ------
  Total............................................      741       84     22.92
                                                     -------   ------     -----
Mortgages Held for Sale
 U.S. .............................................      255        9      6.79
                                                     -------   ------     -----
Securities
 U.S.
 Available for sale(3).............................    2,210       74      6.73
 Held to maturity..................................    1,656       56      6.81
 International
 Available for sale(3).............................      343       24     12.40
 Held to maturity..................................      199       10     10.13
                                                     -------   ------
  Total............................................    4,408      164      7.52
                                                     -------   ------     -----
Loans and Leases (Net of Unearned Income)
 U.S. .............................................   22,923    1,006      8.85
 International.....................................    7,605      549     14.55
                                                     -------   ------
  Total loans and lease financing(2)...............   30,528    1,555     10.27
                                                     -------   ------     -----
 Earning assets....................................   38,483    2,140     11.21
                                                               ------     -----
 Nonearning assets.................................    4,990
                                                     -------
  Total Assets.....................................  $43,473
                                                     =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits..................................  $ 8,669   $  107      2.52%
 Time deposits.....................................    7,359      198      5.41
 International.....................................    8,142      472     11.69
                                                     -------   ------
  Total............................................   24,170      777      6.49
                                                     -------   ------     -----
Federal Funds Purchased and Repurchase Agreements
 U.S. .............................................    3,636       88      4.91
 International.....................................      163       26     32.02
                                                     -------   ------
  Total............................................    3,799      114      6.07
                                                     -------   ------     -----
Other Funds Borrowed
 U.S. .............................................    3,037       96      6.33
 International.....................................      897      212     47.61
                                                     -------   ------
  Total............................................    3,934      308     15.74
                                                     -------   ------     -----
Notes Payable
 U.S. .............................................    1,954       69      7.11
 International.....................................      144        9     11.96
                                                     -------   ------
  Total............................................    2,098       78      7.44
                                                     -------   ------     -----
  Total interest bearing liabilities...............   34,001    1,277      7.57
                                                     -------   ------     -----
Demand deposits U.S................................    4,195
Demand deposits International......................      416
Other noninterest bearing liabilities..............    1,563
  Total Stockholders' Equity.......................    3,298
                                                     -------
  Total Liabilities and Stockholders' Equity.......  $43,473
                                                     =======
Net Interest Revenue as a Percentage of Average
 Interest Earning Assets
 U.S. .............................................  $28,063   $  652      4.69%
 International.....................................   10,420      211      4.08
                                                     -------   ------
  Total............................................  $38,483   $  863      4.52
                                                     =======   ======

- --------
(1)Income is shown on a fully taxable equivalent basis.
(2)Loans and lease financing includes nonaccrual and renegotiated balances.
(3)Average rates for securities available for sale are based on the securities' amortized cost.

            CHANGE IN NET INTEREST REVENUE--VOLUME AND RATE ANALYSIS

             SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER 1995

  The following table presents, on a fully taxable equivalent basis, an analysis of the effect on net interest revenue of volume and rate changes. The change due to the volume/rate variance has been allocated to volume, and the change because of the difference in the number of days in the periods has been allocated to rate.

                                                  INCREASE (DECREASE)
                                                    DUE TO CHANGE IN
                                                  ---------------------   NET
                                                    VOLUME     RATE      CHANGE
                                                  ---------- ----------  ------
                                                         (IN MILLIONS)
Interest income:
Loans and lease financing.......... U.S.           $      7  $      (20) $ (13)
                                    International        32         (57)   (25)
                                                                         -----
                                                                           (38)
                                                                         -----
Other earning assets............... U.S.                 15          (4)    11
                                    International        42        (117)   (75)
                                                                         -----
                                                                           (64)
                                                                         -----
Total interest income..............                      82        (184)  (102)
Total interest expense.............                      46        (152)  (106)
                                                                         -----
Net interest revenue...............                                      $   4
                                                                         =====

  SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

  The following table presents, on a fully taxable equivalent basis, an analysis of the effect on net interest revenue of volume and rate changes. The change due to the volume/rate variance has been allocated to volume, and the change because of the difference in the number of days in the periods has been allocated to rate.

                                                  INCREASE (DECREASE)
                                                    DUE TO CHANGE IN
                                                  ---------------------   NET
                                                    VOLUME     RATE      CHANGE
                                                  ---------- ----------  ------
                                                         (IN MILLIONS)
Interest income:
Loans and lease financing.......... U.S.           $       4 $      (26) $ (22)
                                    International         81        (33)    48
                                                                         -----
                                                                            26
                                                                         -----
Other earning assets............... U.S.                  41         (4)    37
                                    International         66       (230)  (164)
                                                                         -----
                                                                          (127)
                                                                         -----
Total interest income..............                      172       (273)  (101)
Total interest expense.............                       98       (211)  (113)
                                                                         -----
Net interest revenue...............                                      $  12
                                                                         =====

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  As previously reported, in March 1993, a complaint was filed in Delaware Chancery Court against the Corporation, Society for Savings Bancorp, Inc. ("Society") and certain Society directors. The action was brought by a Society stockholder, individually and as a class action on behalf of all Society stockholders of record on the date the Corporation's proposed acquisition of Society was announced, and sought an injunction with respect to the acquisition and damages in an unspecified amount. In May 1993, the Chancery Court denied the plaintiff's motion for a preliminary injunction and in July 1993, the Corporation acquired Society. On January 23, 1995, the defendants filed a motion for summary judgment with the Chancery Court and on June 15, 1995, the Court granted summary judgment in favor of the defendants on all claims except for an aiding and abetting claim against the Corporation on which no summary judgment motion has yet been filed. The Chancery Court also denied plaintiff's motion for rehearing. Following the entry of an Order of Final Judgment by the Chancery Court, the plaintiff appealed the June 15, 1995 opinion to the Delaware Supreme Court. On June 25, 1996, the Supreme Court affirmed the Chancery Court's decision in its entirety, and remanded the case on the sole remaining claim for aiding and abetting.

ITEM 5. OTHER INFORMATION

  On July 25, 1996, J. Donald Monan retired from the class of directors whose term expires in 1997, and Henrique de Campos Meirellas was appointed to fill the vacancy in that class. On July 29, 1996, immediately following the effective time of the Corporation's acquisition of BayBanks (the "Acquisition"), the Corporation's Board of Directors was expanded by four members to a total of eighteen members, and John A. Cervieri Jr., William M. Crozier, Jr., Thomas R. Piper and Glenn P. Strehle became members of the Board. Messrs. Crozier and Strehle were each assigned to the class of directors whose term expires in 1999, and Messrs. Cervieri and Piper were assigned to the class of directors whose term expires in 1998 and 1997, respectively. In order to keep the three classes of directors as nearly equal in number as possible, John W. Rowe resigned from the class of directors whose term expires in 1999 and was elected to the class of directors whose term expires in 1997.

  In addition, as previously disclosed, immediately following the effective time of the Acquisition, Mr. Crozier became Chairman of the Board, with Charles K. Gifford and Mr. Meirellas continuing to serve as Chief Executive Officer and President, respectively, of the Corporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits.

  3       --By-Laws of the Corporation, as amended through July 25, 1996.

  11      --Computation of Earnings Per Share.

  12(a)   --Computation of the Corporation's Consolidated Ratio of Earnings to
            Fixed Charges (excluding interest on deposits).

  12(b)   --Computation of the Corporation's Consolidated Ratio of Earnings to
            Fixed Charges (including interest on deposits).

  27      --Financial Data Schedule

 (b) Current Reports on Form 8-K.

  During the second quarter of 1996, the Corporation filed two Current Reports on Form 8-K. The current reports, dated April 18, 1996 and May 16, 1996, contained information pursuant to Items 5 and 7 of Form 8-K. The Corporation also filed Current Reports on Form 8-K, dated July 18, 1996 and July 25, 1996, which contained information pursuant to Items 5 and 7 and Items 2, 5 and 7, respectively, of Form 8-K.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BANK OF BOSTON CORPORATION

                                           /s/ Charles K. Gifford
                                          -------------------------------------
                                           Charles K. Gifford
                                           Chief Executive Officer

                                           /s/ William J. Shea
                                          -------------------------------------
                                           William J. Shea
                                           Vice Chairman, Chief Financial
                                           Officer and Treasurer

Date: August 14, 1996