Form 10-Q
period 1996-09-30
BANK OF BOSTON CORP
filed 1996-11-14
CIK 36672

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                      OR
             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM _______ TO _______

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
IF CHANGED SINCE LAST REPORT:                               NOT APPLICABLE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1996:

Common Stock, $1.50 par value                                152,967,802

                           BANK OF BOSTON CORPORATION
                           --------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                                        PAGE
                                                                                                        ----
CONSOLIDATED SELECTED FINANCIAL DATA                                                                      3

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Bank of Boston Corporation and Subsidiaries:

               Consolidated Balance Sheet                                                                 4

               Consolidated Statement of Income                                                           6

               Consolidated Statement of Changes in Stockholders' Equity                                  7

               Consolidated Statement of Cash Flows                                                       8

          Notes to Financial Statements                                                                   9

ITEM 2.   Management's Discussion and Analysis of Financial Condition  and Results of Operations         14

PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                              38

ITEM 6.   Exhibits and Reports on Form 8-K                                                               38

SIGNATURES                                                                                               39

LIST OF TABLES

          Consolidated Average Balance Sheet - Nine Quarters                                             31

          Consolidated Statement of Income - Nine Quarters                                               32

          Average Balances and Interest Rates - Quarter                                                  33

          Average Balances and Interest Rates - Nine Months                                              35

          Change in Net Interest Revenue - Volume and Rate Analysis                                      37

                          BANK OF BOSTON CORPORATION
                     CONSOLIDATED SELECTED FINANCIAL DATA
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

QUARTERS ENDED SEPTEMBER 30                      1996            1995
                                                 ----            ----
INCOME STATEMENT DATA
Net interest revenue                         $    591        $    570
Provision for credit losses                        57              51
Noninterest income                                337             305
Noninterest expense (1)                           713             518
Net income (1)                                     80             175
Per common share
     Primary (1)                                  .46            1.06
     Fully diluted (1)                            .45            1.05
Market value per common share
     High                                      57 7/8          47 5/8
     Low                                       50 1/8          36 3/4

NINE MONTH ENDED SEPTEMBER 30
INCOME STATEMENT DATA
Net interest revenue                         $  1,728        $  1,676
Provision for credit losses                       171             194
Noninterest income                              1,005             942
Noninterest expense (1)                         1,772           1,531
Net income (1)                                    449             498
Per common share
     Primary (1)                                 2.74            3.07
     Fully diluted (1)                           2.69            3.00
Market value per common share
     High                                      57 7/8          47 5/8
     Low                                       41 5/8          25 5/8

AT SEPTEMBER 30
BALANCE SHEET DATA
Loans and lease financing                    $ 42,053        $ 39,188
Total assets                                   61,963          57,559
Deposits                                       43,328          39,624
Total stockholders' equity                      4,754           4,499
Book value per common share                     27.81           25.69
Regulatory capital ratios
  Risk-based capital ratios
     Tier 1                                       8.3%            8.4%
     Total                                       12.7            12.8
Leverage ratio                                    7.2             7.4

(1) Reflects, in 1996, $180 million ($117 million after-tax, or $.76 per share on a primary and fully diluted basis) of restructuring and merger-related charges, recorded in connection with the Corporation's acquisition of BayBanks, Inc. completed on July 29, 1996.

                           BANK OF BOSTON CORPORATION
                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS                                                                            SEPTEMBER 30              DECEMBER 31
                                                                                          1996                     1995
                                                                                    ----------                ---------
Cash and due from banks                                                          $       3,755            $       3,561

Interest bearing deposits in other banks                                                 1,251                    1,356

Federal funds sold and securities purchased under agreements to resell                   1,680                    1,548

Trading securities                                                                       1,549                    1,159

Mortgages held for sale                                                                     33                      910

Securities

  Available for sale                                                                     7,413                    7,582

  Held to maturity (fair value of $672 in 1996 and $667 in 1995)                           685                      660

Loans and lease financing

  United States Operations                                                              32,552                   30,163

  International Operations                                                               9,501                    8,707
                                                                                        ------                   ------

    Total loans and lease financing (net of unearned income of $356 in

      1996 and $277 in 1995)                                                            42,053                   38,870

Reserve for credit losses                                                                 (897)                    (890)
                                                                                        ------                   ------

  Net loans and lease financing                                                         41,156                   37,980

Premises and equipment, net                                                                876                      832

Due from customers on acceptances                                                          486                      360

Accrued interest receivable                                                                519                      554

Other assets                                                                             2,560                    2,921
                                                                                        ------                   ------

TOTAL ASSETS                                                                     $      61,963            $      59,423
                                                                                        ======                   ======

  The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION
                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY                                      SEPTEMBER 30           DECEMBER 31
                                                                                  1996                  1995
                                                                            ----------             ---------
Deposits

  Domestic offices

    Noninterest bearing                                                 $        7,416         $       7,127

    Interest bearing                                                            24,970                24,392

  Overseas offices

    Noninterest bearing                                                            935                   552

    Interest bearing                                                            10,007                 8,993
                                                                                ------                ------
      Total deposits                                                            43,328                41,064

Funds borrowed

  Federal funds purchased                                                          636                 1,869

  Term federal funds purchased                                                   1,626                   870

  Securities sold under agreements to repurchase                                 1,939                 1,688

  Other funds borrowed                                                           5,049                 5,076

Acceptances outstanding                                                            487                   360

Accrued expenses and other liabilities                                           1,298                 1,605

Notes payable                                                                    2,846                 2,189
                                                                                ------                ------
TOTAL LIABILITIES                                                               57,209                54,721
                                                                                ------                ------

Commitments and contingencies

Stockholders' equity

  Preferred stock without par value

    Authorized shares - 10,000,000

    Issued and outstanding shares - 4,593,941                                      508                   508

  Common stock, par value $1.50 in 1996 and $2.25 in 1995

    Authorized shares -300,000,000 in 1996 and 200,000,000 in 1995

    Issued shares -152,634,188 in 1996 and 155,785,611 in 1995

    Outstanding shares -152,634,188 in 1996 and 155,296,203 in 1995                229                   350

  Surplus                                                                        1,181                 1,240

  Retained earnings                                                              2,789                 2,548

  Net unrealized gain on securities available for sale, net of tax                  53                    82

  Treasury stock, at cost (489,408 shares in 1995)                                                       (22)

  Cumulative translation adjustments, net of tax                                    (6)                   (4)
                                                                                ------                ------

TOTAL STOCKHOLDERS' EQUITY                                                       4,754                 4,702
                                                                                ------                ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $       61,963         $      59,423
                                                                                ======                ======

   The accompanying notes are an integral part of the financial statements.

                           BANK OF BOSTON CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                          QUARTERS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30                 SEPTEMBER 30
                                                    --------------------------    --------------------------
                                                        1996           1995           1996           1995
                                                        ----           ----           ----           ----
INTEREST INCOME
Loans and lease financing, including fees          $     944      $   1,006      $   2,860      $   2,863
Securities                                               146            124            423            362
Trading securities                                        36             61            129            146
Mortgages held for sale                                                   9             18             17
Federal funds sold and securities
  purchased under agreements to resell                    50             74            138            274
Deposits in other banks                                   23             46             74            178
                                                     -------        -------        -------        -------
  Total interest income                                1,199          1,320          3,642          3,840
                                                     -------        -------        -------        -------
INTEREST EXPENSE
Deposits of domestic offices                             242            235            704            640
Deposits of overseas offices                             173            229            558            708
Funds borrowed                                           143            246            513            698
Notes payable                                             50             40            139            118
                                                     -------        -------        -------        -------
  Total interest expense                                 608            750          1,914          2,164
                                                     -------        -------        -------        -------
NET INTEREST REVENUE                                     591            570          1,728          1,676
Provision for credit losses                               57             51            171            194
                                                     -------        -------        -------        -------
Net interest revenue after provision for
   credit losses                                         534            519          1,557          1,482
                                                     -------        -------        -------        -------
NONINTEREST INCOME
Financial service fees                                   140            162            327            465
Trust and agency fees                                     62             65            181            186
Trading profits and commissions                           21              7             59             16
Net securities gains                                       7              1             24              7
Other income                                             107             71            414            268
                                                     -------        -------        -------        -------
  Total noninterest income                               337            306          1,005            942
                                                     -------        -------        -------        -------
NONINTEREST EXPENSE
Salaries                                                 244            246            729            704
Employee benefits                                         49             52            150            153
Occupancy expense                                         51             48            152            143
Equipment expense                                         34             34            102             99
Restructuring and merger-related costs                   180                           180
Other expense                                            155            138            459            432
                                                     -------        -------        -------        -------
  Total noninterest expense                              713            518          1,772          1,531
                                                     -------        -------        -------        -------
Income before income taxes                               158            307            790            893
Provision for income taxes                                78            132            341            395
                                                     -------        -------        -------        -------
NET INCOME                                         $      80      $     175      $     449      $     498
                                                     =======        =======        =======        =======
NET INCOME APPLICABLE TO COMMON STOCK              $      71      $     166      $     421      $     470
                                                     =======        =======        =======        =======
PER COMMON SHARE
Net income
    Primary                                        $     .46      $    1.06      $    2.74      $    3.07
    Fully diluted                                  $     .45      $    1.05      $    2.69      $    3.00
Dividends declared                                 $     .44      $     .37      $    1.25      $     .91
AVERAGE NUMBER OF COMMON SHARES (IN THOUSANDS)
    Primary                                          153,103        155,660        153,715        153,086
    Fully diluted                                    155,183        157,599        156,300        156,407

  The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                                         1996               1995
NINE MONTHS ENDED SEPTEMBER 30
 PREFERRED STOCK
 Balance, January 1                                                                    $  508             $  508
                                                                                     --------           --------
 Balance, September 30                                                                    508                508
                                                                                     --------           --------
 COMMON STOCK
 Balance, January 1                                                                       350                336
 Change in par value                                                                     (118)
 Common stock issued
  Dividend reinvestment and stock purchase plan                                                                1
  Exercise of stock options                                                                 3                  2
  Conversion of subordinated debentures                                                                        8
  Acquisition of The Boston Bancorp                                                         1
  Acquisition of NFS Financial Corporation                                                                     2
  Acquisition of BayBanks, Inc.                                                            (7)
                                                                                     --------           --------
 Balance, September 30                                                                    229                349
                                                                                     --------           --------
 SURPLUS
 Balance, January 1                                                                     1,240              1,075
 Change in par value                                                                      118
 Dividend reinvestment and stock purchase plan                                             13                 20
 Exercise of stock options                                                                (25)                13
 Acquisition of Ganis Credit Corporation                                                                       1
 Conversion of subordinated debentures                                                                        71
 Restricted stock grants, net of forfeitures                                               12                  2
 Acquisition of The Boston Bancorp                                                         47
 Acquisition of NFS Financial Corporation                                                                     37
 Acquisition of BayBanks, Inc.                                                           (225)
 Other, principally employee benefit plans                                                  1                  4
                                                                                     --------           --------
 Balance, September 30                                                                  1,181              1,223
                                                                                     --------           --------

 RETAINED EARNINGS
 Balance, January 1                                                                     2,548              2,085
 Net income                                                                               449                498
 Restricted stock grants, net of forfeitures                                               (3)                 1
 Payment on ESOP loan                                                                       3                  3
 Cash dividends declared
  Preferred stock                                                                         (28)               (28)
  Common stock                                                                           (180)              (130)
                                                                                     --------           --------
  Balance, September 30                                                                 2,789              2,429
                                                                                     --------           --------

 NET UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE
 Balance, January 1                                                                        82                (40)
 Change in net unrealized gain (loss) on securities available for sale, net of tax        (29)                34
                                                                                     --------           --------
 Balance, September 30                                                                     53                 (6)
                                                                                     --------           --------
 TREASURY STOCK
 Balance, January 1                                                                       (22)               (27)
 Purchases of treasury stock                                                             (490)               (28)
 Treasury stock reissued
  Dividend reinvestment and stock purchase plan                                            23                  9
  Exercise of stock options                                                                52                  1
  Restricted stock grants, net of forfeitures                                              10                  7
  Conversion of subordinated debentures                                                                       15
  Acquisition of The Boston Bancorp                                                       181
  Acquisition of BayBanks, Inc.                                                           232
  Acquisition of Ganis Credit Corporation                                                   7                 21
  Other, principally employee benefit plans                                                 7                  2
                                                                                     --------           --------
 Balance,September 30
                                                                                     --------           --------

 CUMULATIVE TRANSLATION ADJUSTMENTS
 Balance, January 1                                                                        (4)                (6)
 Change in translation adjustments, net of tax                                             (2)                 2
                                                                                     --------           --------
 Balance, September 30                                                                     (6)                (4)
                                                                                     --------           --------
 TOTAL STOCKHOLDERS' EQUITY, SEPTEMBER 30                                              $4,754             $4,499
                                                                                     ========           ========

  The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                 1996                  1995
                                                                               --------               -------
NINE MONTHS ENDED SEPTEMBER 30
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $     449              $    498
Reconciliation of net income to net cash
  provided from (used for) operating activities
    Provision for credit losses                                                    171                   194
    Depreciation and amortization                                                  111                   170
    Provision for deferred taxes                                                    17                    57
    Net gains on sales of securities and other assets                             (292)                 (160)
    Change in trading securities                                                  (666)                  (99)
    Net change in mortgages held for sale                                          235                  (394)
    Net change in interest receivables and payables                                 23                   (20)
    Other, net                                                                    (229)                 (198)
                                                                               -------                ------
      Net cash provided from (used for) operating activities                      (181)                   48
                                                                               -------                ------
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided from interest bearing deposits in other banks                    105                   204
Net cash used for federal funds sold and securities
  purchased under agreements to resell                                            (132)                  (82)
Purchases of securities held to maturity                                           (67)               (2,239)
Purchases of securities available for sale                                      (6,459)               (2,663)
Sales of securities available for sale                                           3,340                 1,708
Maturities of securities held to maturity                                           37                 2,524
Maturities of securities available for sale                                      3,649                   736
Loans and lease financing originated by nonbank entities                       (13,493)               (5,599)
Loans and lease financing collected by nonbank entities                         12,233                 4,533
Proceeds from sales of loan portfolios by bank subsidiaries                        142                   131
Net cash used for lending activities of bank subsidiaries                       (2,178)                 (774)
Lease financing originated by bank entities                                         (5)                   (3)
Lease financing collected by bank entities                                          16                    44
Proceeds from sales of other real estate owned                                      32                    61
Expenditures for premises and equipment                                           (171)                 (164)
Proceeds from sales of business units, premises and equipment                      203                   130
Other, net                                                                         (24)                 (257)
                                                                               -------                ------
     Net cash used for investing activities                                     (2,772)               (1,710)
                                                                               -------                ------
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided from (used for) deposits                                       2,264                  (624)
Net cash provided from funds borrowed                                              859                 2,256
Net repayments of notes payable                                                   (256)                 (154)
Net proceeds from issuance of notes payable                                        913                   138
Net proceeds from issuance of common stock                                          74                    50
Purchases of treasury stock                                                       (490)                  (28)
Dividends paid                                                                    (208)                 (158)
                                                                               -------                ------
     Net cash provided from financing activities                                 3,156                 1,480
Effect of foreign currency translation on cash                                      (9)                   (6)
                                                                               -------                ------
NET CHANGE IN CASH AND DUE FROM BANKS                                              194                  (188)
CASH AND DUE FROM BANKS AT JANUARY 1                                             3,561                 3,146
                                                                               -------                ------
CASH AND DUE FROM BANKS AT SEPTEMBER 30                                      $   3,755              $  2,958
                                                                               =======                ======

Interest payments made                                                       $   1,926              $  2,124
Income tax payments made                                                     $     343              $    430

  The accompanying notes are an integral part of these financial statements.

                           BANK OF BOSTON CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1. The accompanying interim consolidated financial statements of Bank of Boston Corporation (the Corporation) are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. The financial statements reflect the acquisition of BayBanks, Inc. (BayBanks), which occurred on July 29, 1996. The acquisition was accounted for as a pooling of interests and, accordingly, the information included in the accompanying financial statements and notes presents the combined financial position and results of operations of the Corporation and BayBanks as if they had operated as a combined entity for all periods presented. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Corporation's 1995 Annual Report on Form 10-K and its Current Report on Form 8-K dated September 6, 1996.

2.   ACQUISITIONS AND DIVESTITURES:

     During the first six months of 1996, the Corporation completed a transaction with two equity investment firms in which its mortgage banking subsidiary was sold to a newly formed independent mortgage company, HomeSide, Inc. (HomeSide), and in the second phase of the transaction, Barnett Mortgage Company was acquired by HomeSide. As a result of both phases of the transaction, the Corporation realized gains of $106 million, or $67 million after-tax. Under the sale agreement, the Corporation agreed to maintain a risk management program designed to protect the enterprise value of its mortgage banking subsidiary. The above-mentioned gains were offset by $111 million of losses, or $70 million after-tax, net of decreased servicing amortization, from the change in market value of contracts used to manage the prepayment risk in the mortgage servicing portfolio and the economic value of the mortgage banking subsidiary pending the completion of the sale to HomeSide.

     On June 28, 1996, the Corporation completed its acquisition of The Boston Bancorp (Bancorp), the holding company of South Boston Savings Bank, a Massachusetts chartered savings bank with $1.3 billion in deposits. The Corporation exchanged 4.6 million shares of its common stock, with a value of approximately $229 million, for all of the outstanding common stock of Bancorp. The Corporation has purchased an equivalent amount of shares in the open market for this transaction. The acquisition was accounted for as a purchase and, accordingly, the assets and liabilities of Bancorp were recorded at their estimated fair values as of the acquisition date. Goodwill resulting from the transaction is being amortized over a ten-year period. The acquisition has been included in the accompanying consolidated financial statements since the acquisition date. Pro forma results of operations including Bancorp for the nine months ended September 30, 1996 and 1995 are not presented since the results would not have been significantly different in relation to the Corporation's results of operations.

     On July 29, 1996, the Corporation completed its acquisition of BayBanks. The Corporation issued 43.6 million shares of its common stock in exchange for substantially all of the outstanding shares of BayBanks common stock by exchanging 2.2 shares of its common stock for each outstanding BayBanks share. The transaction was accounted for under the pooling of interests method of accounting. Under this method, the historical book values of the assets and liabilities of BayBanks, as reported in its consolidated balance sheet, are carried over onto the Corporation's consolidated balance sheet, and no goodwill or other intangible assets are created. In connection with the approval of the transaction by regulatory authorities, the Corporation agreed to sell 20 branches of the resulting combined entity, comprising a total of approximately $860 million in deposits. The sale of these branches is expected to be completed in the fourth quarter of 1996. Information with respect to restructuring and merger-related costs recorded upon completion of the acquisition is included in Note 9.

     The following tables set forth the results of operations of BayBanks and the Corporation for the six months ended June 30, 1996. These six month results are included in the results of operations for the nine months ended September 30, 1996 presented in the accompanying consolidated statement of income.


     SIX MONTHS ENDED JUNE 30, 1996
     (in millions, except per share amounts)


                                   BAYBANKS        CORPORATION      COMBINED
                                   --------        -----------      --------

     Net interest revenue          $    265        $       872      $  1,137
     Noninterest income            $    118        $       550      $    668
     Net income                    $     74        $       295      $    369
     Net income per common share
         Primary                   $   3.71        $      2.50      $   2.27
         Fully diluted             $   3.71        $      2.46      $   2.24

                          BANK OF BOSTON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.   ACQUISITIONS AND DIVESTITURES  (CONTINUED):

     The following table reconciles the revenue and net income previously reported by the Corporation with the combined amounts presented in the accompanying consolidated statements of income for the quarter and nine months ended September 30, 1995.

     QUARTER ENDED SEPTEMBER 30, 1995
     (in millions, except per share amounts)

                              BAYBANKS           CORPORATION         COMBINED
                              --------           -----------         --------

     Net interest revenue     $    131           $       439         $     570
     Noninterest income       $     57           $       249         $     306
     Net income               $     35           $       140         $     175
     Net income per share
       Primary                $   1.74           $      1.17         $    1.06
       Fully diluted          $   1.74           $      1.15         $    1.05


     NINE MONTHS ENDED SEPTEMBER 30, 1995
     (in millions, except per share amounts)

                              BAYBANKS           CORPORATION         COMBINED
                              --------           -----------         --------

     Net interest revenue     $    377           $     1,299         $    1,676
     Noninterest income       $    164           $       778         $      942
     Net income               $     99           $       399         $      498
     Net income per share
       Primary                $   5.11           $      3.36         $     3.07
       Fully diluted          $   5.10           $      3.27         $     3.00

                          BANK OF BOSTON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.   SECURITIES:
     A summary comparison of securities available for sale by type is as follows:

                                             SEPTEMBER 30, 1996              DECEMBER 31, 1995
                                     --------------------------    ---------------------------
    (in millions)                          COST        CARRYING           COST        CARRYING
                                        -------        --------       --------        --------
                                                          VALUE                          VALUE
                                                          -----                          -----

    U.S. Treasury                       $ 1,760        $    1,760     $  2,556        $   2,591
    U.S. government
     agencies and corporations -
     Mortgage-backed securities           3,388             3,378        2,969            3,037
    States and political subdivisions       157               157          245              248
    Foreign debt securities               1,046             1,076          698              685
    Other debt securities                   335               331          343              334
    Marketable equity
     securities                             169               240          170              222
    Other equity securities                 471               471          465              465
                                          -----             -----        -----            -----
                                        $ 7,326        $    7,413     $  7,446        $   7,582
                                          =====             =====        =====            =====


Other equity securities included in securities available for sale are not traded on established exchanges and are carried at cost.

A summary comparison of securities held to maturity by type is as follows:

                                                 SEPTEMBER 30, 1996                 DECEMBER 31, 1995
                                     ------------------------------    ------------------------------
                                        AMORTIZED                       AMORTIZED
     (in millions)                           COST        FAIR VALUE          COST          FAIR VALUE
                                       ----------        ----------    ----------          ----------
     U.S. Treasury                         $    1           $     1      $      4           $      4
     U.S. government
      agencies and corporations -
      Mortgage-backed securities              542               529           523                530
     States and political subdivisions          6                 6             5                  5
     Foreign debt securities                   11                11            11                 11
     Other equity securities                  125               125           117                117
                                              ---               ---           ---                ---
                                           $  685           $   672       $   660             $  667
                                              ===               ===           ===                ===

     Other equity securities included in securities held to maturity represent securities, such as Federal Reserve Bank and Federal Home Loan Bank stock, which are not traded on established exchanges and have only redemption capabilities. Fair values for such securities are considered to approximate cost.

                          BANK OF BOSTON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.   LOANS AND LEASE FINANCING:
     The following are the details of loan and lease financing balances:

                                                                          SEPT. 30                    DECEMBER 31
                                                                              1996                           1995
                                                                        ----------                     ----------
   (in millions)
   UNITED STATES OPERATIONS
       Commercial, industrial and financial                       $         13,828                  $      12,809
       Commercial real estate
         Construction                                                          323                            386
         Other                                                               3,228                          3,393
       Consumer-related loans
         Residential mortgages                                               4,156                          4,141
         Home equity loans                                                   2,842                          2,556
         Credit card loans                                                   1,320                            495
         Other                                                               5,349                          5,059
     Lease financing                                                         1,778                          1,564
     Unearned income                                                          (272)                          (240)
                                                                         ---------                      ---------
                                                                            32,552                         30,163
                                                                         ---------                      ---------
   INTERNATIONAL OPERATIONS
     Loans and lease financing                                               9,585                          8,744
     Unearned income                                                           (84)                           (37)
                                                                         ---------                      ---------
                                                                             9,501                          8,707
                                                                         ---------                      ---------
                                                                  $         42,053                  $      38,870
                                                                         =========                      =========

5.   RESERVE FOR CREDIT LOSSES:
     An analysis of the reserve for credit losses is as follows:

                                                   QUARTERS ENDED                NINE MONTHS ENDED
                                                      SEPT. 30                       SEPT. 30
                                                      --------                       --------
                                                   1996       1995            1996             1995
                                                   ----      -----            ----             ----
     (in millions)
     BALANCE, BEGINNING OF PERIOD               $  895    $   838           $  890         $    827
     Provision                                      57         51              171              194
     Reserves of entities sold                                                 (11)             (32)
     Reserve of acquired bank                                  14                2               14
     Domestic credit losses
         Commercial, industrial
              and financial                         (3)       (10)             (16)             (36)
         Commercial real estate                     (3)       (12)             (23)             (43)
         Consumer-related loans
              Residential mortgages                 (2)        (6)             (12)             (16)
              Credit card loans                     (7)        (3)             (16)              (9)
              Home equity loans                     (2)        (3)              (6)              (7)
              Other                                (42)       (18)            (103)             (53)
     International credit losses                   (14)       (15)             (36)             (43)
                                                ------     ------         --------          -------
         Total credit losses                      (73)       (67)            (212)            (207)
                                                ------     ------          -------          -------
     Domestic recoveries
         Commercial, industrial
               and financial                         3          4               11               12
         Commercial real estate                      2          8                8               16
         Consumer-related loans
               Residential mortgages                            1                3                2
               Credit card loans                                                 2                1
               Home equity loans                     2                           2                3
               Other                                 7          6               20               20
     International recoveries                        4          3               11                8
                                                ------     ------          -------          -------
         Total recoveries                           18         22               57               62
                                                ------     ------          -------          -------
     Net credit losses                             (55)       (45)            (155)            (145)
                                                ------     ------          -------          -------
     BALANCE, END OF PERIOD                     $  897    $   858           $  897         $    858
                                                ======    =======          =======         ========

                          BANK OF BOSTON CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5.   RESERVE FOR CREDIT LOSSES (CONTINUED):

     At September 30, 1996, loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," totaled $320 million, of which $53 million related to loans with no valuation reserve and $267 million related to loans with a valuation reserve of $72 million. For the quarter and nine months ended September 30, 1996, average impaired loans were approximately $293 million and $275 million, respectively. Interest recognized on impaired loans during the third quarter and nine months ended September 30, 1996 was not material.

6.   NOTES PAYABLE:

     During the first nine months of 1996, the Corporation issued $400 million in senior floating and fixed rate medium-term notes. These notes, which mature in 1997 through 1999, had weighted average interest rates of 5.66% during the third quarter of 1996. The Corporation entered into interest rate swap agreements that effectively converted the fixed rate obligations to floating rate obligations. In June 1996, the Corporation's $100 million floating rate senior notes, issued in 1994, matured. In September 1996, The First National Bank of Boston (FNBB), a major banking subsidiary of the Corporation, issued $200 million of 7 3/8% Subordinated Notes due 2006. When the notes were issued, FNBB entered into an interest rate swap agreement that effectively converted the fixed rate obligation to a floating rate obligation. Such interest rate was 6.15% at September 30, 1996. The subordinated notes are not subject to redemption prior to maturity.

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

8.   CAPITAL CHANGES:

     In April 1996, stockholders of the Corporation authorized an increase in the authorized shares of the Corporation's common stock from 200 million shares, par value $2.25 per share, to 300 million shares, par value $1.50 per share. This change in par value resulted in the transfer of $118 million from common stock to surplus in the accompanying consolidated balance sheet.

9.   RESTRUCTURING AND MERGER-RELATED COSTS:

     During the third quarter of 1996, the Corporation recorded restructuring and merger-related costs of $180 million ($117 million after-tax) in connection with the BayBanks acquisition. Included in these costs were employee-related severance and property related costs; professional fees and other costs of effecting the acquisition; and systems and other conversion costs which were incurred during the third quarter. Significant components of the costs were as follows:

     (in millions)
     Personnel costs             $ 81
     Facility costs                50
     Other costs                   49
                                 ----
     Total                       $180
                                 ----

     Personnel costs relate primarily to the Corporation's plan to eliminate approximately 2,100 executive, managerial and staff positions through attrition, enhanced retirement plans and terminations. These costs include severance and retirement plan costs as well as employee assistance costs for separated employees. During the third quarter approximately 600 employees were either terminated or left the Corporation through enhanced retirement plans. Facility costs relate to branch and back office consolidations, and include lease termination costs and writedowns of bank owned properties and other facility related costs. Other costs principally consist of transaction related costs, such as professional fees and stock registration costs, as well as systems costs and other costs of effecting the acquisition which were incurred during the third quarter. Cash outlays during the quarter amounted to $39 million, including $5 million of termination benefits and $34 million of transaction, facility and systems and other conversion costs. The remaining reserves and other liabilities of $141 million at September 30, 1996 include expected cash outlays of $101 million and expected noncash costs of $40 million. Cash outlays are expected to occur throughout the integration process, which the Corporation expects to complete by the middle of 1997.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------
                                    GENERAL

On July 29, 1996, Bank of Boston Corporation (the Corporation) completed its acquisition of BayBanks, Inc. (BayBanks). The Corporation acquired BayBanks in a tax-free exchange of stock, whereby the Corporation exchanged 2.2 shares of its common stock for each outstanding share of BayBanks common stock. Refer to
Note 2 to the Financial Statements for further discussion of this transaction. The acquisition was accounted for as a pooling of interests and, accordingly, the information included in this discussion presents the combined results of BayBanks and the Corporation as if the Corporation and BayBanks had operated as a combined entity for all periods presented. The combination of the two Boston-based institutions created a consumer and corporate banking entity, with over $60 billion in assets and $40 billion in deposits.

The Corporation's net income for the quarter ended September 30, 1996 was $80 million, compared with net income of $175 million for the same period in 1995. Net income per common share was $.46 on a primary basis and $.45 on a fully diluted basis for the third quarter of 1996, compared with net income per common share of $1.06 on a primary basis and $1.05 on a fully diluted basis for the third quarter of 1995. In the third quarter of 1996, the Corporation recorded restructuring and merger-related charges of $180 million ($117 million after-tax), or $.76 per share on a fully diluted basis, in connection with its acquisition of BayBanks. Excluding the effects of the restructuring and merger-related charges, net income for the third quarter of 1996 was $197 million, or $1.21 per share on a fully diluted basis, compared to $175 million, or $1.05 per share, in the third quarter of 1995. The Corporation expects to achieve total annualized cost savings in connection with the integration of BayBanks of $230 million. The major systems and branch conversions are expected to be completed by the middle of 1997, resulting in the full realization of these savings occurring in the latter half of 1997. The Corporation's expectations with respect to potential cost savings are forward-looking statements. Readers are cautioned that many factors could affect the Corporation's future financial performance and cause actual cost savings to differ materially from expected amounts. These factors, some of which are beyond the control of the Corporation, include, but are not limited to, the regulatory environment, regional and national economic conditions, inflation, competition, changes in integration plans, interest rate fluctuations and unanticipated changes in business conditions. Therefore, the ultimate level of such expected cost savings and the period within which such cost savings may be realized or achieved cannot be predicted with certainty.

Net income for the first nine months of 1996 was $449 million, compared with $498 million for the first nine months of 1995. Net income per common share was $2.74 on a primary basis and $2.69 on a fully diluted basis for the first nine months of 1996, compared with $3.07 on a primary basis and $3.00 on a fully diluted basis for the first nine months of 1995. Excluding the effects of restructuring and merger-related charges, net income for the first nine months of 1996 was $566 million, or $3.44 per share on a fully diluted basis, compared to $498 million, or $3.00 per share, for the 1995 nine-month period.

In connection with the BayBanks acquisition, and specifically to address competitive issues raised by the Department of Justice and the Massachusetts Attorney General relative to the transaction, the Corporation agreed to sell 20 branches having aggregate deposits of approximately $860 million. The transaction is expected to be completed in the fourth quarter of 1996.

All comparisons are affected by the sale of the Corporation's corporate trust business and the joint venture of its stock transfer business in the fourth quarter of 1995, the acquisition of The Boston Bancorp (Bancorp) at the end of the second quarter of 1996, and the sale of the Corporation's mortgage banking subsidiary in the first half of 1996.

Additional information on certain of these transactions can be found in Note 2 to the Financial Statements.

The Corporation continues to explore, on an ongoing basis, acquisition and joint venture opportunities, as well as analyze each of its businesses in the context of competitive advantages, industry dynamics and growth potential, such as the assignment in September of 1996 of two senior executives to evaluate the Corporation's national consumer specialty businesses.

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

The following tables present summaries of net interest revenue, on a fully taxable equivalent basis, and related average loans and lease financing and average earning asset balances and net interest margin for United States and International Operations:

QUARTERS ENDED SEPTEMBER 30                                    Change
---------------------------                1996       1995     Amount
(dollars in millions)                     -----     ------     ------
UNITED STATES OPERATIONS:

  Net interest revenue                 $    459    $    456    $     3
  Average loans and lease financing      31,961      31,138        823
  Average earning assets                 40,477      39,286      1,191
  Net interest margin                      4.51%       4.60%      (.09)%

INTERNATIONAL OPERATIONS:

  Net interest revenue                 $    137    $    118    $    19
  Average loans and lease financing       9,262       7,895      1,367
  Average earning assets                 13,447      10,979      2,468
  Net interest margin                      4.07%       4.27%      (.20)%

CONSOLIDATED:

  Net interest revenue                 $    596    $    574    $    22
  Average loans and lease financing      41,223      39,033      2,190
  Average earning assets                 53,924      50,265      3,659
  Net interest margin                      4.40%       4.53%      (.13)%

NINE MONTHS ENDED SEPTEMBER 30                                 Change
------------------------------             1996       1995     Amount
(dollars in millions)                     -----     ------     ------

UNITED STATES OPERATIONS:

  Net interest revenue                 $  1,349    $  1,360    $   (11)
  Average loans and lease financing      31,220      30,218      1,002
  Average earning assets                 40,061      38,377      1,684
  Net interest margin                      4.50%       4.74%      (.24)%

INTERNATIONAL OPERATIONS:

  Net interest revenue                 $    394    $    329    $    65
  Average loans and lease financing       8,956       7,702      1,254
  Average earning assets                 12,880      10,608      2,272
  Net interest margin                      4.08%       4.15%      (.07)%

CONSOLIDATED:

  Net interest revenue                 $  1,743    $  1,689    $    54
  Average loans and lease financing      40,176      37,920      2,256
  Average earning assets                 52,941      48,985      3,956
  Net interest margin                      4.40%       4.61%      (.21)%

Domestic net interest revenue increased $3 million, while net interest margin decreased 9 basis points, in the quarterly comparison. The increase in net interest revenue was primarily driven by an increase in average earning assets, including growth in consumer-related loans and other average earning assets, and a higher level of interest recoveries on loans. The growth in other average earning assets principally reflected increased securities available for sale, mainly for asset and liability management purposes, which were partially offset by decreased mortgages held for sale, resulting from the sale of the mortgage banking business. The impact of volume increases was partially offset by a decrease in net interest margin, caused by narrower spreads, which were mitigated by the addition of $1.3 billion of retail deposits from the June 28 acquisition of Bancorp, which replaced more expensive wholesale funding. In the nine-month comparison, domestic net interest revenue decreased $11 million and net interest margin decreased 24 basis points. The decrease in net interest revenue was due to lower net interest margin, resulting from narrower spreads, including competitive pricing pressures, and the aggressive marketing of a new higher-rate savings product introduced during the second quarter of 1995. Partially offsetting the decrease in net interest revenue was an increase in average earning assets, as discussed above.

Internationally, the increase in net interest revenue of $19 million in the quarterly comparison and $65 million in the nine-month comparison was primarily driven by increases in average earning assets of $2.5 billion and $2.3 billion in the quarterly and nine-month comparisons, respectively, reflecting increases in the Corporation's Latin American operations, primarily Brazil and Argentina. The increases in average earning assets included $1.4 billion and $1.3 billion increases in average loans and lease financing and $1.1 billion and $.9 billion in average treasury assets for the quarterly and nine-month comparisons, respectively. Volume increases included approximately $700 million of average loans and leases in Brazil for both comparisons, as well as $620 million and $380 million in treasury assets in the quarterly and nine-month comparisons, respectively. Average loans and leases in Argentina increased approximately $520 million and $450 million, and average treasury assets increased $490 million and $510 million in the quarterly and nine-month comparisons, respectively. For both the quarterly and nine-month comparisons, the impact of these volume increases on net interest revenue was partially offset by tighter Brazilian and Argentine net interest margins, reflecting lower interest rate spreads stemming from increasing economic stability in these countries, and mix changes in Argentine average earning assets. The decrease in interest rate spreads in Argentina and Brazil and the changes in mix in Argentina were primarily responsible for the decrease in international margin in the quarterly and nine-month comparisons.

The level of net interest revenue and margin reported for the quarter ended September 30, 1996 is not necessarily indicative of future results. The Corporation has experienced and could experience continued pressure on margin in the future. Future levels of net interest revenue and margin will be affected by competitive pricing pressure on retail deposits, loans and other products; the mix and volume of assets and liabilities; the current interest rate environment; the economic and political situations in countries where the Corporation does business; and other factors.

                          PROVISION FOR CREDIT LOSSES

The provision for credit losses was $57 million for the quarter ended September 30, 1996, compared with $51 million for the same period in 1995. For the first nine months of 1996, the provision for credit losses was $171 million, compared with $194 million for the first nine months of 1995, including a special provision of $50 million in the first quarter of 1995 reflecting management's intent to strengthen further the Corporation's loan loss reserve. This was due to the uncertainty caused by economic events impacting the Argentine and Mexican economies in the early part of 1995, and industry trends in consumer credit, combined with the growth in the Corporation's Latin American lending and domestic consumer lending portfolios.

The provision for credit losses in each quarter reflects management's assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions. The amount of future provisions will continue to be a function of the regular quarterly review of the reserve for credit losses, based upon management's assessment of risk at that time, and, as such, there can be no assurance as to the level of future provisions.

                               NONINTEREST INCOME

The following table sets forth the components of noninterest income.

                                                Third Quarter                        Nine Months
                                                -------------                        -----------
                                            1996      1995      Change       1996       1995        Change
                                            ----      ----      ------       ----       ----        ------
Financial service fees
  Deposit and ATM-related fees             $  61     $  58      $   3    $   180       $ 173        $   7
  Letter of credit and acceptance fees        18        18                    51          55           (4)
  Syndication and agent fees                  14        12          2         36          26           10
  Other loan-related fees                      9         8          1         28          25            3
  Net mortgage servicing fees                  3        25        (22)       (82)         76         (158)
  Other financial service fees                35        41         (6)       114         110            4
                                             ---       ---        ---      -----         ---         ----
   Total financial service fees              140       162        (22)       327         465        (138)
Mutual fund fees                              24        18          6         69          48          21
Personal trust fees                           32        29          3         97          84          13
Other trust and agency fees                    6        18        (12)        15          54         (39)
Trading profits and commissions               21         7         14         59          16          43
Securities portfolio gains, net                7         1          6         24           7          17
Net equity and mezzanine profits              51        25         26        165          65         100
Net foreign exchange trading profits          13        16         (3)        37          45          (8)
Gain on sale of mortgage servicing            13         6          7         13          10           3
Other income                                  30        24          6         93          73          20
Gains on sales of businesses                                                 106          75          31
                                             ---       ---        ---      -----         ---        ----
       Total                               $ 337     $ 306      $  31    $ 1,005       $ 942      $   63
                                             ===       ===        ===      =====         ===        ====

Lower financial service fees during the first nine months of 1996 reflected $111 million of pre-tax losses ($70 million after-tax) from risk management activities, net of decreased mortgage servicing amortization, recorded during the first quarter of 1996 by BancBoston Mortgage Corporation (BBMC), the Corporation's mortgage banking subsidiary. These losses resulted from the change in market value of contracts used to manage prepayment risk in the mortgage servicing portfolio which, in turn, protected the economic value of BBMC pending the completion of its sale to HomeSide, Inc. The value of mortgage servicing rights is affected by the expected level of prepayments made by mortgage holders resulting from changes in mortgage rates. The value of the contracts purchased to manage this risk fluctuates inversely with the value of the mortgage servicing assets. Due to the sharp increase in long-term interest rates during the first quarter of 1996, the value of these contracts declined. Concurrently, the value of the mortgage servicing assets and the amount of gain to be recognized by the Corporation on the disposition of BBMC increased. As a result, the losses from risk management activities were substantially offset by the pre-tax gain of $106 million ($67 million after-tax) realized on the sale of BBMC, which is included in gain on sales of businesses. Lower financial service fees also reflected a reduction in net mortgage servicing fees of approximately $22 million and $47 million in the quarterly and nine-month comparisons, respectively, principally due to the sale of BBMC in March 1996.

Excluding the above-noted effects of BBMC, financial service fees were relatively flat in the quarterly comparison and increased $20 million in the nine-month comparison. The increase was primarily due to increases in deposit and ATM-related fees, and syndication and agent fees, reflecting a higher volume of transactions generated by the Corporation's Corporate Finance business.

Net equity and mezzanine profits increased significantly compared with the prior year periods due to a higher level of gains realized on dispositions of investments, primarily as a result of a seasoning of the portfolio and favorable market conditions. The portfolio has been steadily growing and is diversified as to industry, geography and type of investment. The level of net profits from the equity and mezzanine business is impacted by market and economic conditions, and, as such, fluctuates from period to period. Mutual fund fees increased in the quarterly and nine-month comparisons primarily due to higher fees from the Corporation's Brazilian mutual fund business, reflecting growth in these funds to $3.5 billion at September 30, 1996, from $2.1 billion at September 30, 1995. Lower other trust and agency fees reflected the Corporation's sale of its corporate trust business and the joint venture of its stock transfer business in the fourth quarter of 1995. Compared to prior year periods, trading profits and commissions increased, mainly due to increases from the Corporation's Global Capital Markets and Latin American units. Net securities portfolio gains increased from the prior year periods as certain domestic securities were sold as part of a repositioning of the available for sale securities portfolio. Net foreign exchange trading profits decreased from the prior year periods reflecting lower profits from Asia. The $13 million gain on the sale of mortgage servicing in the third quarter of 1996 resulted from the sale of BayBank's $4 billion mortgage servicing portfolio.

Gain on sales of businesses in 1996 reflected the gain on the sale of BBMC as discussed above, and, in 1995, reflected the sale of the Corporation's Maine and Vermont banking subsidiaries for a gain of $75 million ($30 million after-tax).


                              NONINTEREST EXPENSE

The following table sets forth the components of noninterest expense.

                                        Third Quarter                        Nine Months
                                        -------------                        -----------
                                      1996      1995       Change        1996          1995        Change
                                      ----      ----       ------        ----          ----        ------
   Employee costs                  $  293      $  298     $    (5)    $   879       $   857       $    22
   Occupancy and equipment             85          82           3         254           242            12
   Professional fees                   15          17          (2)         42            50            (8)
   Advertising and public relations    26          19           7          84            60            24
   Communications                      24          24                      74            66             8
   Goodwill amortization                7           5           2          17            13             4
   FDIC insurance premiums                          3          (3)          1            36           (35)
   Other                               78          68          10         234           199            35
                                     ----        ----        ----       -----           ---          ----
    Noninterest expense before
      restructuring and merger-
   related costs and OREO costs       528         516          12       1,585         1,523            62
   Restructuring and merger-
      related costs                   180                     180         180                         180
   OREO costs                           5           2           3           7             8            (1)
                                     ----        ----        ----       -----        ------          ----
   Total                           $  713      $  518     $   195     $ 1,772       $ 1,531       $   241
                                     ====        ====        ====      ======        ======          ====


The increase in noninterest expense before restructuring and merger-related costs and OREO of $12 million in the quarterly comparison and $62 million in the nine-month comparison is primarily due to ongoing expansion and investment spending in several of the Corporation's growth businesses, mainly Latin America, Global Capital Markets and Consumer Finance. Initiatives in these units included: branch expansion and growth in fee-based businesses in Latin America; the hiring of sales and trading professionals in all the Global Capital Markets businesses, including the start-up of a high-yield debt unit; and marketing campaigns related to credit card, home equity and other products in Consumer Finance. The current period expense levels also included higher incentive compensation costs related to improved business unit performance, and the effects of the June 28, 1996 acquisition of Bancorp. These increases were partially offset by cost savings related to the integration of BayBanks, the elimination of FDIC insurance premiums in 1996, which amounted to $3 million in the third quarter of 1995 and $36 million in the first nine months of 1995, and the absence of operating expenses associated with disposed businesses, including BBMC and the corporate trust and stock transfer businesses. Total staff levels decreased by about 7 percent, or 1,600, from September 1995, principally due to the absence of the above businesses, and the BayBanks integration.

Legislation was passed at the end of the third quarter of 1996 to resolve issues with respect to capitalization of the Savings Association Insurance Fund (SAIF). The Corporation does not expect this legislation to have a material impact on its results of operations.

In the third quarter of 1996, the Corporation recorded restructuring and merger-related charges of $180 million in connection with its acquisition of BayBanks. The charges included severance costs, primarily related to separation programs and employee assistance costs, related to the Corporation's plan to eliminate approximately 2,100 positions; facility costs and other restructuring and merger-related costs, including consolidations of branch and back office operations, resulting in lease termination costs and writedowns of bank owned property and equipment; and professional fees and other costs of effecting the merger; as well as systems and other conversion costs, which were incurred during the third quarter. (See
Note 9 to the Financial Statements for further discussion.)

OREO expense increased in the quarterly comparison due to a writedown on one property.

                           PROVISION FOR INCOME TAXES

The Corporation's tax provision was $78 million in the third quarter of 1996, compared with $132 million in the third quarter of 1995. Included in the third quarter of 1996 is a tax benefit of $63 million related to the $180 million restructuring and merger-related charges recorded in connection with the acquisition of BayBanks. The low level of tax benefit associated with the charge reflects the effect of certain non tax deductible costs associated with the acquisition. For the first nine months of 1996, the provision for income taxes was $341 million, compared with $395 million for the first nine months of 1995, including $45 million associated with the $75 million pre-tax gain on the sales of the Corporation's Maine and Vermont banking subsidiaries during the first quarter of 1995. The high level of tax associated with this gain reflected the lower tax bases in these investments as a result of $35 million of non-tax deductible goodwill associated with these subsidiaries. Excluding the effects of the restructuring and merger-related charges and the gains on the sales of the banking subsidiaries, the Corporation's effective tax rate was 42 percent for the third quarter and first nine-months of 1996, compared to an effective tax rate of 43 percent for the third quarter and first nine-months of 1995. The reduction in the effective tax rate from 1995 periods is due to the effect of mid-1995 changes in Massachusetts tax law which permit apportionment of a bank's taxable income and reduce the state income tax rate for banks from
12.5 percent to 10.5 percent to be phased in over five years.

                              FINANCIAL CONDITION
                              -------------------

                           CONSOLIDATED BALANCE SHEET

At September 30, 1996, the Corporation's total assets were $62.0 billion compared with $59.4 billion at December 31, 1995. The $2.6 billion increase was due to a higher level of earning assets, mainly loans and trading securities, with the increases partially offset by a reduction in mortgages held for sale resulting from the sale of BBMC (see "Credit Profile" below for a further discussion of loans). The decline in other assets reflected the removal of over $500 million of mortgage servicing rights from the Corporation's balance sheet due to the sale of BBMC. Domestic deposits increased approximately $.9 billion, reflecting the addition of $1.3 billion of deposits from the acquisition of Bancorp, partially offset by a decline in certain savings accounts. Deposits overseas also increased $1.4 billion from December 31, 1995, primarily from the Corporation's Latin American operations. Notes payable increased approximately $660 million from December 31, 1995, mainly due to the issuance of medium-term notes by the Corporation and additional issuances of Brazilian debt, partially offset by the maturity of certain senior notes of the Corporation.

                                 CREDIT PROFILE

A discussion of the Corporation's credit management policies is included on page 28 of its 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K and its Current Report on Form 8-K dated September 6, 1996.

The segments of the lending portfolio are as follows:

                                           Sept. 30      June 30       March 31   Dec. 31      Sept. 30
                                               1996         1996           1996      1995          1995
                                           ---------     --------       -------     --------     ---------
United States Operations
 Commercial, industrial and financial    $   13,828    $  12,915    $ 12,677    $  12,809    $   13,162
 Commercial real estate
  Construction                                  323          410         383          386           460
  Other                                       3,228        3,326       3,242        3,393         3,340
 Consumer-related loans
  Residential mortgages                       4,156        4,133       4,218        4,141         5,244
  Home equity loans                           2,842        2,775       2,644        2,556         2,455
  Credit card                                 1,320        1,223         810          495           369
  Other                                       5,349        5,218       5,200        5,059         4,820
 Lease financing                              1,778        1,627       1,565        1,564         1,510
 Unearned income                               (272)        (245)       (240)        (240)         (238)
                                             ------       ------      ------       ------        ------
                                             32,552       31,382      30,499       30,163        31,122
                                             ------       ------      ------       ------        ------
International Operations
 Loans and lease financing, net of
  unearned income                             9,501        9,271       8,769        8,707         8,066
                                             ------       ------      ------       ------        ------

                                                                      ------
Total loan and lease financing           $   42,053    $  40,653    $ 39,268    $  38,870    $   39,188
                                             ======       ======      ======       ======        ======

The $3.2 billion increase in loans and lease financing since December 31, 1995 reflects a $2.4 billion increase in domestic loans, including increases in both consumer-related and commercial, industrial and financial loans, and a $.8 billion increase in international loans. Domestic consumer-related loans increased $1.4 billion, primarily reflecting the Corporation's re-entry into the domestic credit card business during the latter part of 1995, as well as the origination activities of its home equity lending business and national consumer finance franchise. The $1.0 billion increase in commercial and industrial loans occurred in various regional and national portfolios, including specialized industries, New England corporate banking and asset based lending; loan levels are also affected by the timing of syndication activity. The $.8 billion increase in international loans and lease financing since December 31, 1995, reflected ongoing growth in the Latin American portfolios, primarily those of Argentina and Brazil. A further discussion of the Argentine and Brazilian operations is included in the "Cross-Border Outstandings" section.

Approximately 74 percent of domestic commercial real estate loans were located in New England at September 30, 1996, compared with approximately 76 percent at December 31, 1995. The portion of domestic commercial real estate loans located outside of New England was dispersed among 27 and 28 states at September 30, 1996 and December 31, 1995, respectively.

The Corporation's total loan portfolio at September 30, 1996 and December 31, 1995, included $1.6 billion and $1.3 billion of highly leveraged transaction
(HLT) loans to 129 and 101 customers, respectively. The average HLT loan size at September 30, 1996 and December 31, 1995, was $12 million and $13 million, respectively. The amount of unused commitments for HLTs at September 30, 1996 was $614 million, compared with $639 million at December 31, 1995. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At September 30, 1996 and December 31, 1995, there were no nonaccrual HLT loans. Credit losses from HLT loans were $1.2 million in the first nine months of 1996. The Corporation does not currently anticipate a substantial increase in HLT lending over the September 30, 1996 level.

A discussion of the Corporation's real estate and HLT lending activities, policies and the effect of these activities on results of operations is included on page 30 of its 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K and its Current Report on Form 8-K dated September 6, 1996.

                           NONACCRUAL LOANS AND OREO


The details of consolidated nonaccrual loans and OREO are as follows:

                                             Sept. 30     June 30    March 31    Dec. 31    Sept. 30
(dollars in millions)                          1996        1996        1996        1995       1995
                                             --------     -------    --------    -------    --------
United States
Commercial, industrial and financial         $   114    $     140    $    93    $      88    $   120
Commercial real estate
   Construction                                    9           10         22           25         23
   Other                                          84           86        102          103        110
Consumer-related loans
   Residential mortgages                          60           45         46           42         43
   Home equity loans                              22           20         16           14         17
   Credit card                                     5            2
   Other                                          44           38         42           35         31
                                                ----         ----       ----         ----       ----
                                                 338          341        321          307        344
                                                ----         ----       ----         ----       ----

International                                    106           57         63           66         69
                                                ----         ----       ----         ----       ----
   Total nonaccrual loans                        444          398        384          373        413
OREO                                              52           62         65           69         81
                                                ----         ----       ----         ----       ----
Total                                        $   496    $     460    $   449    $     442    $   494
                                                ====         ====       ====         ====       ====

Nonaccrual loans and OREO as a
   percent of related asset categories           1.2%         1.1%       1.1%         1.1%       1.3  %

Nonaccrual loans and OREO at September 30, 1996 increased $54 million from December 31, 1995, and $36 million from June 30, 1996. The increase from June 30, 1996 reflected the placement of a large international loan on nonaccrual status, and additional increases in domestic consumer-related non-accrual loans, about half of which resulted from conforming BayBanks consumer loan nonaccrual policies to those of the Corporation. These increases were partially offset by decreases in the domestic commercial loan portfolio as well as the commercial real estate loan and OREO portfolios. The level of nonaccrual loans and OREO is influenced by the economic environment, interest rates, and other internal and external factors. As such, no assurance can be given as to future levels of nonaccrual loans and leases and OREO.


                           RESERVE FOR CREDIT LOSSES

The reserve for credit losses at September 30, 1996 was $897 million, or 2.13 percent of outstanding loans and leases, compared with $895 million, or 2.20 percent, at June 30, 1996, and $858 million, or 2.19 percent at September 30, 1995. The reserve for credit losses was 202 percent of nonaccrual loans and leases at September 30, 1996, compared with 225 percent at June 30, 1996, and 208 percent at September 30, 1995.

Net credit losses were $55 million for the third quarter of 1996, and $155 million for the first nine months of 1996. This compares with $45 million for the third quarter of 1995, and $145 million for the first nine months of 1995. Higher net credit losses for both the quarter and nine-month comparisons were primarily driven by the increase in consumer-related loan net credit losses, which was partially offset by lower net credit losses from the commercial real estate and commercial and industrial portfolios. Net credit losses from the consumer-related portfolio amounted to $44 million in the third quarter of 1996, compared to $23 million in the third quarter of 1995, and $110 million in the 1996 nine-month period, compared to $59 million in the 1995 nine-month period. The increases in the quarterly and nine-month comparisons were principally due to higher net credit losses from the national consumer finance portfolios, principally Fidelity Acceptance Corporation, reflecting the continuing upward trend of net credit losses in these portfolios. International net credit losses decreased in both the quarterly and nine-month comparisons, primarily due to lower net credit losses from the loan portfolios in Argentina and Uruguay, partially offset by higher net credit losses in the Brazilian consumer loan portfolio. As a percentage of average loans and leases on an annualized basis, net credit losses were .53 percent in the third quarter of 1996, compared with .49 percent for the second quarter of 1996, and .46 percent for the third quarter of 1995.

Net credit losses are as follows:

                                              Third Quarter       Nine Months
  (in millions)                               1996     1995     1996     1995
                                              ----     ----     ----     ----
  United States Operations
    Commercial, industrial and financial             $    6  $     5   $   24
    Commercial real estate                 $     1        4       15       27
    Consumer-related loans
       Residential mortgages                     2        5        9       14
       Credit card                               7        3       14        8
       Home equity loans                                  3        4        4
       Other                                    35       12       83       33
                                              ----     ----     ----     ----
                                                45       33      130      110
  International Operations                      10       12       25       35
                                              ----     ----     ----     ----
    Total                                  $    55   $   45  $   155   $  145
                                              ====     ====     ====     ====


                           CROSS-BORDER OUTSTANDINGS

At September 30, 1996 and December 31, 1995, total cross-border outstandings represented 13 percent and 14 percent of consolidated total assets,
respectively.   In accordance with the bank regulatory rules, cross-border outstandings are:

     . Amounts payable to the Corporation in U.S. dollars or other non-local currencies.
     . Amounts payable to the Corporation in local currency but funded with U.S. dollars or other non-local currencies.

Included in these outstandings are deposits in other banks, resale agreements, trading securities, securities available for sale, securities held to maturity, loans and lease financing, amounts due from customers on acceptances and accrued interest receivable.

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers are unable to meet their contractual payment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. The Corporation manages its cross-border outstandings using country exposure limits. A discussion of the Corporation's credit management policies is included on page 28 of its 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K and its Current Report on Form 8-K dated September 6, 1996.

Excluded from cross-border outstandings for a given country are:

     . Local currency assets funded with U.S. dollars or other non-local currency where the providers of funds agree that, in the event their claims cannot be repaid in the designated currency due to currency exchange restrictions in a given country, they may either accept payment in local currency or wait to receive the non-local currency until such time as it becomes available in the local market. At September 30, 1996, such transactions related to emerging markets countries totaled $1.9 billion compared with $1.3 billion at December 31, 1995.
     .    Local currency outstandings funded with local currency.
     . U.S. dollar or other non-local currency outstandings reallocated as a result of external guarantees or cash collateral.
     . U.S. dollar or other non-local currency outstandings reallocated as a result of insurance contracts, primarily issued by U.S. government agencies.

Cross-border outstandings in countries which individually amounted to 1.0 percent or more of consolidated total assets at September 30, 1996 and December 31, 1995 were approximately as follows:

                                                              Consolidated        Percentage of
                             Public     Banks     Other           Total            Total Assets     Commitments (2)
                            --------   -------   -------     ---------------      --------------    ---------------
                                                          (dollars in millions)
September 30, 1996 (1)
Argentina                        $490      $ 40    $1,940          $2,470                   4.0%            $ 65
Brazil                             10        45       940             995                   1.6               80
Chile                             165       235       285             685                   1.1               20

December 31, 1995 (1)
Argentina                        $465      $ 50    $1,710          $2,225                   3.7%            $ 45
Brazil                             25        60       980           1,065                   1.8               35
United Kingdom                              125       570             695                   1.1              130
Chile                             150       140       365             655                   1.1               15

(1) There were no countries where cross-border outstandings fell within .75 percent and 1 percent of consolidated total assets at September 30, 1996 and December 31, 1995.
(2) Included within commitments are letters of credit, guarantees and the undisbursed portion of loan commitments.

To comply with the regulatory definition of cross-border outstandings, the Corporation included approximately $1.5 billion and $1.3 billion of Argendollar outstandings in its cross-border totals for Argentina at September 30, 1996 and December 31, 1995, respectively. These outstandings are payable to the Corporation in U.S. dollars, which are funded entirely by dollars borrowed within Argentina.

EMERGING MARKETS COUNTRIES

At September 30, 1996, approximately $5.2 billion of the Corporation's cross-border outstandings, or approximately 8.4 percent of total assets, were to emerging markets countries, of which most were to countries in which the Corporation maintains a branch network and/or subsidiaries, compared to $4.9 billion at December 31, 1995. These cross-border outstandings, of which approximately 78 percent were loans at September 30, 1996, were mainly comprised of short-term trade credits, non-trade-related loans and leases not subject to country debt rescheduling agreements, government securities and capital investments in branches and subsidiaries.

ARGENTINA AND BRAZIL

During the first nine months of 1996, the Argentine government announced a series of political and economic actions aimed at stimulating growth. The government continues to propose measures to reduce both the fiscal deficit and unemployment. The government has expressed expectations for continued low inflation, which amounted to zero percent during the first nine months of 1996, and an increase in credit activity, accompanied by declining interest rates. Total deposits in the country's financial system, which have grown by approximately 18 percent in the first nine months of 1996, remained steady during the quarter. The Corporation's Argentine deposits increased by approximately $400 million from December 31, 1995, and its loans increased by approximately $420 million from December 31, 1995, including increases in both commercial and consumer lending. The level of Argentine nonaccrual loans increased from $52 million at December 31, 1995, to $82 million at September 30, 1996, due to the placement of one large international loan on nonaccrual status, which was partially offset by decreases in other nonaccrual loans. Net credit losses declined from $23 million in the first nine months of 1995, to $14 million in the first nine months of 1996.

Brazil's inflation rate of 8.5 percent for the first nine months of 1996 compares favorably to the inflation rate of 17.2 percent for the first nine months of 1995. During the third quarter of 1996, Brazil's inflation averaged
 .6 percent per month compared with 2.0
percent per month during the third quarter of 1995. The government continued to maintain a floating band exchange rate policy, which currently stands at 1.00 to
1.04 Reais to the U.S. dollar. The exchange rate at September 30, 1996 was 1.02 Reais to the U.S. dollar.

Certain local Brazilian banks experienced liquidity and other problems in 1995, which continued into 1996. This has generally resulted in customers moving their funds to banks perceived to have more stability, contributing, in part, to the increases in the Corporation's deposit and mutual funds levels. The Corporation's deposit levels in Brazil increased from December 31, 1995 by approximately $600 million, to approximately $1 billion at September 30, 1996. Additionally, the Corporation's mutual funds under management in Brazil increased approximately $1 billion from December 31, 1995, to $3.5 billion at September 30, 1996.

The Corporation's loan level in Brazil increased approximately $500 million from December 31, 1995, to $2.7 billion at September 30, 1996, which included increases from various segments of the loan portfolio. Net credit losses were $4 million in both the third quarter and second quarter of 1996, primarily due to higher credit losses from the consumer portfolio. Nonaccrual loans and OREO increased from $12 million at the end of the second quarter of 1996 to $20 million at the end of the third quarter of 1996.

During the third quarter of 1996, the Corporation's Argentine and Brazilian operations continued to structure their balance sheets to take positions in their local currencies as deemed appropriate. Such positions are taken when the Corporation believes that it can maximize its spread from interest operations by funding local currency assets with U.S. dollars rather than using local currency liabilities or by funding U.S. dollar assets with local currency liabilities. The average currency positions for Argentina and Brazil during the third quarter of 1996 were $117 million and $105 million, respectively, compared to $112 million and $32 million, respectively, in the second quarter of 1996. Additionally, the Corporation maintained average positions in Chile and Korea of $42 million and $49 million, respectively, during the third quarter of 1996, which compared to $23 million and $101 million, respectively, during the second quarter of 1996. Currency positions are actively managed and, therefore, it is not unusual for levels to fluctuate from period to period. To date, these positions have been liquid in nature and local management has been able to close and re-open these positions as necessary. For additional information related to the Corporation's currency positions, see page 37 of the Corporation's 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K and its Current Report on Form 8-K dated September 6, 1996.

The economic situation in Latin American countries can be volatile, including the effect of world financial markets on these economies. As such, changes in the economies of the Latin American countries in which the Corporation does business could have an impact on the Corporation in the future. The Corporation has not experienced any collection problems as a result of currency restrictions or foreign exchange liquidity problems on its current portfolio of cross-border outstandings to emerging markets countries. However, if economic actions implemented by Latin American governments do not remain effective over time, the Corporation's operations could experience adverse effects, including stress on liquidity, deterioration of credit quality, a decline in the value of its securities portfolio and declines in loan and deposit levels. The Corporation will continue to monitor the economies of Latin American countries in which it has local operations, cross-border outstandings and/or currency positions. Each emerging markets country is at a different stage of development with a unique set of economic fundamentals; therefore, it is not possible to predict what developments will occur and what impact these developments will ultimately have on the economies of these countries or on the Corporation's financial statements. For additional information related to the Corporation's Latin American cross-border outstandings see pages 35 through 38, of the Corporation's 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K and its Current Report on Form 8-K dated September 6, 1996.


                             LIQUIDITY MANAGEMENT

The Corporation's liquid assets, which consist primarily of interest bearing deposits in other banks, federal funds sold and resale agreements, money market loans and unencumbered U.S. Treasury and government agency securities, stood at $6.4 billion at September 30, 1996, compared with $7.4 billion at December 31, 1995. Also, the Corporation has access to additional funding through the public markets. Management considers overall liquidity at September 30, 1996 to be adequate to meet current obligations, to support expectations for future changes in asset and liability levels and to carry on normal operations. For additional information related to the Corporation's liquidity management, see pages 38 and 39 of the Corporation's 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K and its Current report on Form 8-K dated September 6, 1996.

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

Interest rate risk related to non-trading, U.S. dollar denominated positions, which represents a significant portion of the consolidated balance sheet at September 30, 1996, is managed centrally through the Boston Treasury group. Interest rate risk associated with these positions is evaluated and managed through several modeling methodologies. The two principal methodologies used are market value sensitivity and net interest revenue at risk. The results of these models are reviewed monthly with ALCO and at least quarterly with the Board.

These methodologies are designed to isolate the effects of market changes in interest rates on the Corporation's existing positions, and they exclude other factors, such as competitive pricing considerations, future changes in asset and liability mix, and other management actions, and, therefore, are not by themselves measures of future levels of net interest revenue.

These two methodologies provide different but complementary measures of the level of interest rate risk: the longer term view is modeled through market value sensitivity, while the shorter term view is evaluated through net interest revenue at risk over the next twelve months. Under current ALCO directives, market value sensitivity cannot exceed 3 percent of risk-based capital and net interest revenue at risk cannot exceed 2 percent of net interest revenue over the next twelve-month period. The ALCO market value sensitivity directive was increased from 2 percent of risk-based capital at December 31, 1995. The following table shows the Corporation's market value sensitivity and net interest revenue at risk positions at September 30, 1996 and December 31, 1995, respectively.

MARKET VALUE SENSITIVITY AND NET
INTEREST REVENUE AT RISK POSITIONS

                              September 30, 1996         December 31, 1995 (3)
                              ------------------         ---------------------
                                         Quarterly                   Quarterly
(dollars in millions)         Quarter-end  Average       Quarter-end   Average
--------------------------------------------------------------------------------
Market Value
  Sensitivity (1).........      $142        $145          $ 87           $ 84
% of risk-based capital         2.1%        2.4%          1.6%           1.6%
--------------------------------------------------------------------------------

Net Interest Revenue
  at Risk (2).............      $ 29        $ 25          $ 24           $ 21
% of net interest revenue       1.3%        1.2%          1.4%           1.2%
--------------------------------------------------------------------------------

(1)  Based on a 100 basis point adverse interest rate shock.

(2) Based on the greater of a 100 basis point adverse interest rate shock or a 200 basis point adverse change in interest rates over the next twelve-month period. At September 30, 1996 and December 31, 1995 the adverse position was based upon a 200 basis point decline in interest rates over the next twelve-month period. See further discussion below.

(3) December 31, 1995 amounts were not restated for the acquisition of BayBanks due to the use of different interest rate risk modeling techniques by BayBanks; consequently, restatement was impractical.

At September 30, 1996, and December 31, 1995, the Corporation's adverse market value sensitivity was to rising interest rates. The increase in the market value sensitivity position since December 31, 1995, was primarily due to an increase in fixed rate assets, the lengthening of asset durations, and the termination of $8.2 billion of a series of interest rate futures contracts during the first quarter of 1996 that were linked to the Corporation's short-term floating rate wholesale funding. The Corporation's adverse net interest revenue at risk position was to declining interest rates at September 30, 1996 and December 31, 1995.

Non-U.S. dollar denominated interest rate risk is managed by the Corporation's overseas units, with oversight by the Boston Treasury group. The Corporation, through ALCO, has established limits for its non-U.S. dollar denominated interest rate risk using cumulative gap limits for each country in which the Corporation has local market interest rate risk.

The level of U.S. dollar and Non-U.S. dollar interest rate exposure maintained by the Corporation is a function of the market environment and will change from period to period based on interest rate and other economic conditions at a particular point in time.

Additional information with respect to the Corporation's management of interest rate risk is included on pages 39 to 43 of the Corporation's 1995 Annual Report to Stockholders which is incorporated by reference into its 1995 Annual Report on Form 10-K and its Current Report on Form 8-K dated September 6, 1996.

DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation utilizes a variety of financial instruments to manage interest rate risk including derivatives and securities. Derivatives provide the Corporation with significant flexibility in managing its interest rate risk exposure, enabling it to manage risk efficiently and respond quickly to changing market conditions by minimizing the impact on balance sheet leverage. The Corporation routinely uses non-leveraged rate-related derivative instruments, primarily interest rate swaps and futures, as part of its asset and liability management practices. All derivative activities are managed on a comprehensive basis, are included in the overall market value sensitivity and net interest revenue at risk measures and limits described above, and are subject to credit standards similar to those for balance sheet exposures.

The following table summarizes the notional amounts and fair values of interest rate derivatives and foreign exchange contracts included in the Corporation's asset and liability management (ALM) portfolio.

                                           September 30, 1996 (1)                            December 31, 1995 (1)
                                 ---------------------------------------------------------------------------------------------------
                                  Notional Fair Value (2)(3)     Unrecognized(4)    NOTIONAL FAIR VALUE (2)(3)     UNRECOGNIZED (4)
(DOLLARS IN MILLION)              AMOUNT    ASSET   LIABILITY     GAIN (LOSS)       AMOUNT   ASSET    LIABILITY    GAIN (LOSS)
-----------------------          ----------------------------------------------    -------------------------------------------------
Interest rate contracts
   Futures and forwards            $3,458                $1              $(55)      $12,558                 $10            $(89)
   Interest rate swaps              6,984      4         73               (54)        5,852    $93            8             102
   Interest rate options
     Purchased                                                                        3,968    119                            2
     Written or sold                                                                    360                  34
                                 ----------------------------------------------    ---------------------------------------------
Total interest rate contracts     $10,442     $4        $74             $(109)      $22,738   $212          $52             $15
                                 ==============================================    =============================================

Foreign exchange spot and
     forward contracts (5)         $1,132     $6         $5                $1        $1,258     $3           $5             $(2)
                                 ----------------------------------------------    ---------------------------------------------
Total foreign exchange contracts   $1,132     $6         $5                $1        $1,258     $3           $5             $(2)
                                 ==============================================    =============================================

(1)  Contracts under master netting agreements are shown on a net basis.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. The majority of derivatives that are part of the ALM portfolio are accounted for on the accrual basis, and not carried at fair value. In certain cases, contracts, such as futures, are subject to daily cash settlements; as such, the fair value of these instruments is zero.
(3) The credit exposure of interest rate derivative and foreign exchange contracts at September 30, 1996 and December 31, 1995, is represented by the fair value of contracts reported in the "Asset" Column.
(4) Unrecognized gain or loss represents the amount of gain or loss, based on fair value, that has not been recognized in the income statement at the balance sheet date. This includes amounts related to contracts which have been terminated. Such amounts are recognized as an adjustment of yield of the linked assets or liabilities over the period being managed. At September 30, 1996, there were $20 million of unrecognized gains and $41 million of unrecognized losses related to terminated contracts that are being amortized as an adjustment of the yield of the assets or liabilities to which they were linked over a weighted average period of 29 months and 16 months, respectively. At December 31, 1995, unrecognized gains of $32 million and unrecognized losses of $2 million related to terminated contracts were being amortized over weighted average periods of 32 months and 23 months, respectively.
(5) Foreign exchange spot and forward contracts are used to manage the risk related to foreign exchange transactions in the Corporation's overseas operations.

The decrease in fair value of interest rate derivative contracts, as reflected in the change from a net unrecognized gain of $15 million at December 31, 1995, to a net unrecognized loss of $109 million at September 30, 1996, was primarily due to an increase in long-term interest rates during the first three quarters of 1996, which principally impacted the receive fixed interest rate swap portfolio and resulted in a decline in its fair value.

The Corporation's utilization of derivative instruments is modified from time to time in response to changing market conditions, as well as changes in the characteristics and mix of the Corporation's related assets and liabilities. In this respect, during the first quarter of 1996, the Corporation terminated $8.2 billion of a series of interest rate futures contracts that were linked to the Corporation's continuing need for short-term wholesale funding. The remaining unrecognized loss of $40 million at September 30, 1996, related to the terminated futures contracts is being amortized to net interest revenue as an adjustment of the yield of the short-term liabilities to which they were linked over the remainder of the period that was being managed.

The following table summarizes the remaining maturity of interest rate derivative financial instruments entered into for asset and liability management purposes as of September 30, 1996.



                                                                     Remaining Maturity
                                             --------------------------------------------------------------------
                                                1996                1997           1998                1999
                                             -----------        ------------    ----------           ------------
                                                                   (dollars in millions)
INTEREST RATE SWAPS
Domestic
Receive fixed rate swaps (1)
 Notional amount                              $      37            $   201        $   60
 Weighted average receive rate                     6.28%              8.20%         5.60%
 Weighted average pay rate                         5.59%              5.53%         5.81%
Pay fixed rate swaps (1)
 Notional amount                              $      28           $      3        $   32              $     2
 Weighted average receive rate                     5.44%              5.83%         5.82%                5.66%
 Weighted average pay rate                         5.83%              7.36%         8.71%                7.15%
Basis swaps (2)
 Notional amount                              $     135           $     75        $   50
 Weighted average receive rate                     5.54%              5.57%         5.54%
 Weighted average par rate                         5.44%              5.56%         5.48%
Total Domestic Interest Rate Swaps
 Notional amount                              $     200           $    279        $  142              $     2
 Weighted average receive rate (3)                 5.66%              7.47%         5.63%                5.66%
 Weighted average pay rate (3)                     5.52%              5.56%         6.35%               7.155
Total International Interest Rate Swaps
 Notional Amount (4)                          $   2,631           $  1,272
OTHER DERIVATIVE PRODUCTS
Futures and forwards (5)                      $   3,458
Interest rate options (6)
     Purchased
     Written or sold
                                               ---------           --------        ------             --------
Total Consolidated Notional Amount            $   6,289           $  1,551        $  142             $      2
                                               =========           ========        ======             ========

                                                                     Remaining Maturity
                                             ---------------------------------------------------------------------
                                                                                Sept. 30, 1996     Dec. 31, 1995
                                                2000                2001+            Total             Total
                                             -----------        ------------       ----------        -------------
                                                                      (dollars in millions)
INTEREST RATE SWAPS
Domestic
Receive fixed rate swaps (1)
 Notional amount                              $   340              $  1,700        $    2,338         $    2,463
 Weighted average receive rate                   5.50%                 6.46%             6.45%              6.36%
 Weighted average pay rate                       5.70%                 5.75%             5.72%              5.87%
Pay fixed rate swaps (1)
 Notional amount                              $    39              $     34        $      138         $      315
 Weighted average receive rate                   5.61%                 5.75%             5.67%              6.25%
 Weighted average pay rate                       7.13%                 7.11%             7.23%              6.91%
Basis swaps (2)
 Notional amount                              $    50              $    295        $      605         $    1,599
 Weighted average receive rate                   5.88%                 5.92%             5.76%              5.97%
 Weighted average par rate                       5.63%                 5.67%             5.59%              5.86%
Total Domestic Interest Rate Swaps
 Notional amount                              $   429              $  2,029        $    3,081          $   4,377
 Weighted average receive rate (3)               5.55%                 6.37%             6.28%              6.21%
 Weighted average pay rate (3)                   5.82%                 5.76%             5.76%              5.94%
Total International Interest Rate Swaps
 Notional Amount (4)                                                               $    3,903          $   1,475
OTHER DERIVATIVE PRODUCTS
Futures and forwards (5)                                                           $    3,458          $  12,558
Interest rate options (6)
     Purchased                                                                                             3,968
     Written or sold                                                                                         360
                                              -------              --------        ----------          ---------
Total Consolidated Notional Amount            $   429              $  2,029        $   10,442          $  22,738
                                              =======              ========        ==========          =========


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

(3) The majority of the Corporations's interest rate swaps accrue at LIBOR (London Interbank Offered Rate). In arriving at the variable weighted average receive and pay rates, LIBOR rates in effect as of September 30, 1996 have been implicitly assumed to remain constant throughout the terms of the swaps. Future changes in LIBOR rates would affect the variable rate information disclosed.

(4) The majority of the international portfolio is comprised of swaps entered into by the Corporation's Brazilian operation. These swaps are short-term and typically include the exchange of floating rate indices that are limited to the Brazilian market.

(5) At December 31, 1995, the majority of the futures used by the Corporation were linked to short-term liabilities and were exchange-traded instruments. The reference instruments for these contracts comprise the major types available, such as Eurodollar deposits and U.S. Treasury notes. During the first quarter of 1996, the Corporation terminated a series of futures contracts which accounts for the majority of the decline from December 31, 1995 (see discussion above). The majority of the futures contracts at September 30, 1996 were entered into by the Corporation's Brazilian operation and are linked to short-term interest bearing assets and liabilities. Average rates are not meaningful for these products.

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

                                                   September 30, 1996 (1)                December 31, 1995 (1)
                                           -----------------------------------  -------------------------------------
                                                Notional  Fair Value (2)(3)(4)     NOTIONAL   FAIR VALUE (2)(3)(4)
(DOLLARS IN  MILLIONS)                          AMOUNT       ASSET    LIABILITY    AMOUNT       ASSET      LIABILITY
------------------------------------------------------------------------------  -------------------------------------
Interest rate contracts
  Futures and forwards                         $50,044       $58        $61      $30,821
  Interest rate swaps                            7,521        58         45        9,169       $91           $80
  Interest rate options
     Purchased                                   6,478        20                   3,411         9
     Written or sold                             4,504                   20        3,986                       9
                                           -----------------------------------  -------------------------------------
Total interest rate contracts                  $68,547      $136       $126      $47,387      $100          $ 89
                                           ===================================  =====================================

Foreign exchange contracts
   Spot and forward contracts                  $20,691      $182       $180      $13,254      $172          $167
   Options purchased                             2,050        29                   1,044        13
   Options written or sold                       1,738                   25        1,130                      16
                                           -----------------------------------  -------------------------------------
Total foreign exchange contracts               $24,479      $211       $205      $15,428      $185          $183
                                           ===================================  =====================================

(1)  Contracts under master netting agreements are shown on a net basis.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. The fair value amounts of the trading portfolio are included in other assets or other liabilities, as applicable. In certain cases, contracts, such as futures, are subject to daily cash settlements; as such, the fair value of these instruments is zero.
(3) The credit exposure of interest rate derivative and foreign exchange contracts at September 30, 1996 and December 31, 1995 is represented by the fair value of contracts reported in the "Asset" column.
(4) The average asset and liability fair value amounts for interest rate contracts included in the trading portfolio for the quarters ended September 30, 1996 and December 31, 1995 were $121 million and $125 million, respectively, and $89 million and $71 million, respectively. The average asset and liability fair value amounts for foreign exchange contracts included in the trading portfolio were $202 million and $200 million, respectively, for the quarter ended September 30, 1996, and $233 million and $222 million, respectively, for the quarter-ended December 31, 1995.


Net trading gains from interest rate derivatives for the quarter and nine months ended September 30, 1996 were $.7 million and $7.8 million, respectively, and for the quarter and nine months ended September 30, 1995 were ($.3) million and $3.3 million, respectively. Net trading gains from foreign exchange activities, which include foreign exchange spot, forward and option contracts, for the quarter and nine months ended September 30, 1996 were $13 million and $37 million, respectively, and for the quarter and nine months ended September 30, 1995 were $16 million and $45 million, respectively.

Additional information on the Corporation's derivative products, including accounting policies, is included on pages 40 to 42 of, and in Notes 1 and 20 to the Financial Statements in, the Corporation's 1995 Annual Report to Stockholders, which is incorporated by reference into its 1995 Annual Report on Form 10-K and its Current Report on Form 8-K dated September 6, 1996.

                                    CAPITAL

The Corporation's Tier 1 and total capital ratios were 8.3 percent and 12.7 percent, respectively, at September 30, 1996, compared with 8.5 percent and 12.8 percent, respectively, at December 31, 1995. The Corporation's leverage ratio at September 30, 1996 was 7.2 percent compared with 7.4 percent at December 31, 1995.

As of September 30, 1996, the capital ratios of the Corporation and all of its banking subsidiaries exceeded the minimum capital ratio requirements of the "well capitalized" category under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The capital categories of the Corporation's banking subsidiaries are determined solely for purposes of applying FDICIA's provisions and, accordingly, such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's banking subsidiaries.

In October 1996, the Board declared a quarterly common stock dividend of $.44 per share, payable on November 29, 1996, to stockholders of record on November 4, 1996. The payment and level of future common dividends will continue to be determined by the Board based on the Corporation's financial condition, recent earnings history and other factors.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board (the FASB) issued SFAS No. 125, ''Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." This standard is based on a financial-components approach under which an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred as a result of a transfer of financial assets, and derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and must be applied prospectively. The Corporation does not expect that, upon adoption, this standard will have a material effect on its consolidated financial statements.

Consolidated Balance Sheet Averages by Quarter
Last Nine Quarters
(in millions)

                                             1994                                         1995                                 1996
                                 --------------------------------------------------------------------------------------------------
                                     3          4            1           2          3          4          1         2         3
                                  -------    -------      -------     -------    -------    -------    -------   -------   -------
ASSETS
Interest bearing deposits in
   other banks                  $   1,133   $   1,065   $   1,262   $   1,310   $   1,332  $   1,454  $   1,338  $  1,313  $   1,256
Federal funds sold and
   securities purchased under
   agreements to resell             2,691       1,807       1,482       1,294       1,004        972      1,416     1,532      1,708
Trading securities                    636         768         721         815         922        929      1,136     1,624      1,467
Loans held for sale                   681         345         258         262         506        760        960        69         21
Securities                          6,753       7,478       7,218       7,335       7,468      7,823      8,143     8,065      8,249
Loans and lease financing          36,589      37,606      36,894      37,811      39,033     39,357     39,179    40,114     41,223
                                  -------     -------     -------     -------     -------    -------    -------    ------    -------
     Total earning assets          48,483      49,069      47,835      48,827      50,265     51,295     52,172    52,717     53,924
Other assets                        6,055       6,036       5,722       6,034       6,447      6,506      6,415     5,664      6,125
                                  -------     -------     -------     -------     -------    -------    -------    ------    -------
     TOTAL ASSETS               $  54,538   $  55,105   $  53,557   $  54,861   $  56,712  $  57,801  $  58,587  $ 58,381  $  60,049
                                  =======     =======     =======     =======     =======    =======    =======    ======    =======


LIABILITIES AND
   STOCKHOLDERS' EQUITY
Deposits:
Domestic offices:
   Noninterest bearing          $  6,469    $  6,738    $  6,079   $  6,091   $  6,285   $  6,509   $   6,586   $   6,420   $  6,694
   Interest bearing               23,960      24,034      22,530     23,108     24,190     24,700      24,849      24,931     26,003
Overseas offices:
   Noninterest bearing               415         481         415        416        501        492         499         465        491
   Interest bearing                7,703       7,875       8,318      7,967      7,790      8,202       8,698       9,302      9,429
                                  ------      ------      ------     ------     ------     ------     -------     -------     ------
     Total deposits               38,547      39,128      37,342     37,582     38,766     39,903      40,632      41,118     42,617
Federal funds purchased and
   repurchase agreements           4,721       4,388       4,723      4,696      3,959      4,672       3,959       4,561      4,739
Other funds borrowed               3,726       3,913       3,684      4,432      5,661      4,683       5,102       3,721      3,562
Notes payable                      2,041       2,192       2,183      2,112      2,115      2,159       2,421       2,584      2,674
Other liabilities                  1,702       1,580       1,618      1,818      1,790      1,806       1,767       1,709      1,698
Stockholders' equity               3,801       3,904       4,007      4,221      4,421      4,578       4,706       4,688      4,759
                                  ------      ------      ------     ------     ------     ------     -------     -------     ------
 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY         $ 54,538    $ 55,105    $ 53,557   $ 54,861   $ 56,712   $ 57,801   $  58,587   $  58,381   $ 60,049
                                  ======      ======      ======     ======     ======     ======     =======     =======     ======

Consolidated Statement of Income by Quarter - Taxable Equivalent Basis Last Nine Quarters
(in millions, except per share amounts)

                                                  1994                                     1995                                1996
                                         3          4          1           2          3          4          1          2          3
                                     -----      -----      -----       -----      -----      -----      -----      -----      -----
NET INTEREST REVENUE:              $ 543.9    $ 556.9    $ 549.0     $ 557.3    $ 569.6    $ 572.9    $ 565.5    $ 571.5    $ 591.4
Taxable equivalent adjustment          3.2        4.1        4.2         4.9        4.4        8.4        5.5        4.7        5.0
                                     -----      -----      -----       -----      -----      -----      -----      -----      -----
Total net interest revenue           547.1      561.0      553.2       562.2      574.0      581.3      571.0      576.2      596.4
Provision for credit losses           31.0       41.0       96.5        46.5       51.0       81.0       56.9       57.1       57.0
                                     -----      -----      -----       -----      -----      -----      -----      -----      -----
Net interest revenue after
    provision for credit losses      516.1      520.0      456.7       515.7      523.0      500.3      514.1      519.1      539.4
                                     -----      -----      -----       -----      -----      -----      -----      -----      -----

NONINTEREST INCOME:
Financial service fees               148.4      148.6      146.7       155.9      162.2      230.6       51.6      135.3      140.4
Trust and agency fees                 56.0       58.5       58.3        63.0       64.4       54.8       57.4       61.9       61.6
Trading profits and commissions       11.4         .5        1.8         6.8        7.2        9.1       12.9       25.0       20.7
Net securities gains                   1.3        2.5        6.1          .2         .8        1.9       13.4        3.4        7.1
Other income                          37.6       39.2      131.6        65.8       71.2       71.3      149.9      157.3      106.7
                                     -----      -----      -----       -----      -----      -----      -----      -----      -----
      Total noninterest income       254.7      249.3      344.5       291.7      305.8      367.7      285.2      382.9      336.5
                                     -----      -----      -----       -----      -----      -----      -----      -----      -----

NONINTEREST EXPENSE:
Salaries                             218.8      227.8      227.0       230.7      245.9      243.2      240.8      239.9      244.2
Employee benefits                     47.0       43.8       50.0        51.0       52.2       45.8       52.2       49.0       49.1
Occupancy expense                     47.9       46.6       47.3        46.8       48.3       48.6       51.1       49.7       51.1
Equipment expense                     31.5       31.4       32.2        33.6       33.5       33.8       34.3       33.9       34.2
Acquisition, divestiture and
     restructuring expenses            5.0                                                    28.2                            180.0
Other expense                        145.2      149.4      144.2       149.7      138.0      146.1      148.5      159.7      153.8
                                     -----      -----      -----       -----      -----      -----      -----      -----      -----
   Total noninterest expense         495.4      499.0      500.7       511.8      517.9      545.7      526.9      532.2      712.4
                                     -----      -----      -----       -----      -----      -----      -----      -----      -----
Income before income taxes           275.4      270.3      300.5       295.6      310.9      322.3      272.4      369.8      163.5

Provision for income taxes           119.2      114.7      140.5       123.0      132.0      133.6      112.0      151.3       78.5
Taxable equivalent adjustment          3.2        4.1        4.2         4.9        4.4        8.4        5.5        4.7        5.0
                                     -----      -----      -----       -----      -----      -----      -----      -----      -----
                                     122.4      118.8      144.7       127.9      136.4      142.0      117.5      156.0       83.5
                                     -----      -----      -----       -----      -----      -----      -----      -----      -----

NET INCOME                         $ 153.0    $ 151.5    $ 155.8     $ 167.7    $ 174.5    $ 180.3    $ 154.9    $ 213.8    $  80.0
                                     =====      =====      =====       =====      =====      =====      =====      =====      =====

PER COMMON SHARE:
Net Income:
     Primary                       $   .96    $   .95    $   .98     $  1.03    $  1.06    $  1.09    $   .94    $  1.33    $   .46
     Fully diluted                     .94        .92        .95        1.02       1.05       1.08        .93       1.32        .45
Cash dividends declared                .22        .27        .27         .27        .37        .37        .37        .44        .44

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS
Quarter Ended September 30, 1996
(dollars In millions)
---------------------------------------------------------------------------------------------------------------------------
                                                                                         AVERAGE                    AVERAGE
                        ASSETS                                                            VOLUME    INTEREST(1)        RATE
                                                                                       ------------------------------------
INTEREST BEARING DEPOSITS WITH
                   OTHER BANKS            U.S.                                         $     173   $        2          4.99%
                                          International                                    1,083           21          7.44
                                                                                          ------        -----
                                             Total                                         1,256           23          7.10
                                                                                          ------        -----          ----
 FEDERAL FUNDS SOLD AND RESALE
                    AGREEMENTS            U.S.                                               480            7          5.52
                                          International                                    1,228           43         13.98
                                                                                          ------        -----
                                             Total                                         1,708           50         11.60
                                                                                          ------        -----         -----

            TRADING SECURITIES            U.S.                                               470            7          6.13
                                          International                                      997           29         11.67
                                                                                          ------        -----
                                             Total                                         1,467           36          9.89
                                                                                          ------        -----         -----
       MORTGAGES HELD FOR SAlE            U.S.                                                21                       8.74
                                                                                          ------                      -----
                    SECURITIES            U.S.
                                           Available for sale (2)                          6,686          109          6.51
                                           Held to maturity                                  686           10          6.06
                                          International
                                           Available for sale (2)                            871           30         14.11
                                           Held to maturity                                    6            1         31.12
                                                                                          ------        -----
                                             Total                                         8,249          150          7.23
                                                                                          ------        -----         -----
     LOANS AND LEASE FINANCING
      (NET OF UNEARNED INCOME)            U.S.                                            31,961          687          8.55
                                          International                                    9,262          258         11.08
                                                                                          ------        -----
                                             Total loans and lease financing (3)          41,223          945          9.12
                                                                                          ------        -----         -----
                                          Earning assets                                  53,924        1,204          8.89
                                                                                          ------        -----         -----
                                          Nonearning assets                                6,125
                                                                                          ------
                                          TOTAL ASSETS                                 $  60,049
                                                                                          ======
                                          ---------------------------------------------------------------------------------
               LIABILITIES AND
          STOCKHOLDERS' EQUITY
                      DEPOSITS            U.S.
                                           Savings deposits                            $  15,001   $      102          2.70%
                                           Time deposits                                  11,002          153          5.55
                                          International                                    9,429          160          6.76
                                                                                          ------        -----
                                             Total                                        35,432          415          4.67
                                                                                          ------        -----         -----
       FEDERAL FUNDS PURCHASED
     AND REPURCHASE AGREEMENTS            U.S.                                             4,643           68          5.85
                                          International                                       96            3         11.07
                                                                                          ------        -----
                                             Total                                         4,739           71          5.95
                                                                                          ------        -----         -----
          OTHER FUNDS BORROWED            U.S.                                             2,580           37          5.74
                                          International                                      982           35         14.22
                                                                                          ------        -----
                                             Total                                         3,562           72          8.08
                                                                                          ------        -----         -----
                 NOTES PAYABLE            U.S.                                             2,087           35          6.55
                                          International                                      587           15         10.14
                                                                                          ------        -----
                                             Total                                         2,674           50          7.34
                                                                                          ------        -----         -----
                                          Total interest bearing liabilities              46,407          608          5.21
                                                                                                        -----         -----
                                          Demand deposits U.S.                             6,694
                                          Demand deposits International                      491
                                          Other noninterest bearing liabilities            1,698
                                          Total Stockholders' Equity                       4,759
                                                                                          ------
                                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  60,049
                                                                                          ======
                                          ---------------------------------------------------------------------------------
          NET INTEREST REVENUE
            AS A PERCENTAGE OF
              AVERAGE INTEREST
                EARNING ASSETS            U.S.                                         $  40,477   $      459          4.51%
                                          International                                   13,447          137          4.07
                                                                                          ------        -----
                                             Total                                     $  53,924   $      596          4.40%
                                                                                          ======        =====
                                          ---------------------------------------------------------------------------------

(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS
Quarter Ended September 30, 1995
(dollars In millions)
---------------------------------------------------------------------------------------------------------------------
                                                                                   AVERAGE                    AVERAGE
                        ASSETS                                                      VOLUME      INTEREST(1)      RATE
                                                                                 ------------------------------------

INTEREST BEARING DEPOSITS WITH
                   OTHER BANKS                    U.S.                           $     238   $       4           6.40%
                                                  International                      1,094          42          15.19
                                                                                    ------       -----
                                                      Total                          1,332          46          13.63
                                                                                    ------       -----          -----
 FEDERAL FUNDS SOLD AND RESALE
                    AGREEMENTS                    U.S.                                 413           6           5.91
                                                  International                        591          68          45.62
                                                                                    ------       -----
                                                      Total                          1,004          74          29.31
                                                                                    ------       -----          -----
            TRADING SECURITIES                    U.S.                                 209           3           6.07
                                                  International                        713          59          32.41
                                                                                    ------       -----
                                                      Total                            922          62          26.45
                                                                                    ------       -----          -----
       MORTGAGES HELD FOR SALE                    U.S.                                 506           9           7.03
                                                                                    ------       -----          -----
                    SECURITIES                    U.S.
                                                    Available for sale (2)           2,903          47           6.46
                                                    Held to maturity                 3,879          59           6.05
                                                  International
                                                    Available for sale (2)             462          15          14.28
                                                    Held to maturity                   224           6           9.70
                                                                                    ------       -----
                                                      Total                          7,468         127           6.77
                                                                                    ------       -----          -----
     LOANS AND LEASE FINANCING
      (NET OF UNEARNED INCOME)                    U.S.                              31,138         690           8.79
                                                  International                      7,895         316          15.90
                                                                                    ------       -----
                                                      Total loans and lease
                                                       financing (3)                39,033       1,006          10.23
                                                                                    ------       -----          -----
                                                  Earning assets                    50,265       1,324          10.45
                                                                                                 -----          -----
                                                  Nonearning assets                  6,447
                                                                                    ------
                                                  TOTAL ASSETS                   $  56,712
                                                                                    ======
                                                  -------------------------------------------------------------------
               LIABILITIES AND
          STOCKHOLDERS' EQUITY
                      DEPOSITS                    U.S.
                                                   Savings deposits              $  14,606   $     100           2.76%
                                                   Time deposits                     9,584         139           5.74
                                                  International                      7,790         225          11.44
                                                                                    ------       -----
                                                      Total                         31,980         464           5.77
                                                                                    ------       -----          -----
       FEDERAL FUNDS PURCHASED
     AND REPURCHASE AGREEMENTS                    U.S.                               3,799          46           4.81
                                                  International                        160          10          24.40
                                                                                    ------       -----
                                                      Total                          3,959          56           5.60
                                                                                    ------       -----          -----

          OTHER FUNDS BORROWED                    U.S.                               4,831          74           6.05
                                                  International                        830         116          55.70
                                                                                    ------       -----
                                                      Total                          5,661         190          13.33
                                                                                    ------       -----          -----
                 NOTES PAYABLE                    U.S.                               1,912          34           7.06
                                                  International                        203           6          11.00
                                                                                    ------       -----
                                                      Total                          2,115          40           7.44
                                                                                    ------       -----          -----
                                                  Total interest bearing
                                                  liabilities                       43,715         750           6.81
                                                                                                 -----          -----
                                                  Demand deposits U.S.               6,285
                                                  Demand deposits International        501
                                                  Other noninterest bearing
                                                   liabilities                       1,790
                                                  Total Stockholders' Equity         4,421
                                                                                    ------
                                                  TOTAL LIABILITIES AND
                                                   STOCKHOLDERS'  EQUITY         $  56,712
                                                                                    ======
                                                  -------------------------------------------------------------------
          NET INTEREST REVENUE
            AS A PERCENTAGE OF
              AVERAGE INTEREST
                EARNING ASSETS                    U.S.                           $  39,286   $     456           4.60%
                                                  International                     10,979         118           4.27
                                                                                    ------       -----
                                                      Total                      $  50,265   $     574           4.53%
                                                                                    ======       =====
                                               ----------------------------------------------------------------------

(1)  Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3)  Loans and lease financing includes nonaccrual and renegotiated balances.

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS
Nine Months Ended September 30, 1996
(dollars In millions)
-------------------------------------------------------------------------------------------------------------------------
                                                                                       AVERAGE                    AVERAGE
                                                                                        VOLUME     INTEREST(1)       RATE
                                                                                       ----------------------------------
                                  ASSETS
          INTEREST BEARING DEPOSITS WITH
                             OTHER BANKS              U.S.                           $     211   $        9          5.67%
                                                      International                      1,091           65          8.01
                                                                                        ------        -----
                                                          Total                          1,302           74          7.63
                                                                                        ------        -----         -----
           FEDERAL FUNDS SOLD AND RESALE
                              AGREEMENTS              U.S.                                 456           18          5.33
                                                      International                      1,096          120         14.60
                                                                                        ------        -----
                                                          Total                          1,552          138         11.87
                                                                                        ------        -----         -----
                      TRADING SECURITIES              U.S.                                 466           20          5.62
                                                      International                        943          110         15.58
                                                                                        ------        -----
                                                          Total                          1,409          130         12.29
                                                                                        ------        -----         -----
                 MORTGAGES HELD FOR SALE              U.S.                                 332           17          7.00
                                                      International                         17            1          6.11
                                                                                        ------        -----
                                                          Total                            349           18          6.96
                                                                                        ------        -----         -----
                              SECURITIES              U.S.
                                                        Available for sale (2)           6,692          321          6.42
                                                        Held to maturity                   684           31          6.08
                                                      International
                                                        Available for sale (2)             738           77         13.89
                                                        Held to maturity                    39            5         16.60
                                                                                        ------        -----
                                                          Total                          8,153          434          6.98
                                                                                        ------        -----         -----
               LOANS AND LEASE FINANCING
                (NET OF UNEARNED INCOME)              U.S.                              31,220        2,008          8.59
                                                      International                      8,956          855         12.75
                                                                                        ------        -----
                                                          Total loans and lease
                                                           financing (3)                40,176        2,863          9.52
                                                                                        ------        -----         -----
                                                      Earning assets                    52,941        3,657          9.23
                                                                                                      -----         -----
                                                      Nonearning assets                  6,069
                                                                                        ------
                                                      TOTAL ASSETS                   $  59,010
                                                                                        ======
                                                      -------------------------------------------------------------------
                         LIABILITIES AND
                    STOCKHOLDERS' EQUITY
                                DEPOSITS              U.S.
                                                        Savings deposits             $  14,938   $      300          2.69%
                                                        Time deposits                   10,325          435          5.62
                                                      International                      9,145          527          7.69
                                                                                        ------        -----
                                                          Total                         34,408        1,262          4.90
                                                                                        ------        -----         -----
                 FEDERAL FUNDS PURCHASED
               AND REPURCHASE AGREEMENTS              U.S.                               4,319          186          5.75
                                                      International                        102           10         12.90
                                                                                        ------        -----
                                                          Total                          4,421          196          5.91
                                                                                        ------        -----         -----
                    OTHER FUNDS BORROWED              U.S.                               3,180          142          5.98
                                                      International                        946          175         24.66
                                                                                        ------        -----
                                                          Total                          4,126          317         10.26
                                                                                        ------        -----         -----
                           NOTES PAYABLE              U.S.                               2,022           99          6.55
                                                      International                        538           40         10.02
                                                                                        ------        -----
                                                          Total                          2,560          139          7.28
                                                                                        ------        -----         -----
                                                      Total interest bearing
                                                       liabilities                      45,515        1,914          5.62
                                                                                                      -----         -----
                                                      Demand deposits U.S.               6,567
                                                      Demand deposits International        485
                                                      Other noninterest bearing
                                                       liabilities                       1,725
                                                      Total Stockholders' Equity         4,718
                                                                                        ------
                                                      TOTAL LIABILITIES AND
                                                       STOCKHOLDERS' EQUITY          $  59,010
                                                                                        ======
                                                      -------------------------------------------------------------------
                    NET INTEREST REVENUE
                      AS A PERCENTAGE OF
                        AVERAGE INTEREST
                          EARNING ASSETS              U.S.                           $  40,061   $    1,349          4.50%
                                                      International                     12,880          394          4.08
                                                                                        ------        -----
                                                          Total                      $  52,941   $    1,743          4.40%
                                                                                        ======        =====
                                                      -------------------------------------------------------------------

(1)  Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3)  Loans and lease financing includes nonaccrual and renegotiated balances.

AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS
Nine Months Ended September 30, 1995
(dollars In millions)
-------------------------------------------------------------------------------------------------------------------------
                                                                                       AVERAGE                    AVERAGE
                                                                                        VOLUME     INTEREST  (1)     RATE
                                                                                     ------------------------------------
                                  ASSETS
          INTEREST BEARING DEPOSITS WITH
                             OTHER BANKS              U.S.                           $     243   $        9          5.16%
                                                      International                      1,059          169         21.26
                                                                                        ------        -----
                                                          Total                          1,302          178         18.26
                                                                                        ------        -----         -----
           FEDERAL FUNDS SOLD AND RESALE
                              AGREEMENTS              U.S.                                 593           27          5.98
                                                      International                        665          247         49.66
                                                                                        ------        -----
                                                          Total                          1,258          274         29.05
                                                                                        ------        -----         -----
                      TRADING SECURITIES              U.S.                                 229           10          6.37
                                                      International                        591          136         30.67
                                                                                        ------        -----
                                                          Total                            820          146         23.90
                                                                                        ------        -----         -----
                 MORTGAGES HELD FOR SALE              U.S.                                 343           17          6.89
                                                                                        ------        -----         -----
                              SECURITIES              U.S.
                                                        Available for sale (2)           2,616          131          6.71
                                                        Held to maturity                 4,135          186          6.02
                                                      International
                                                        Available for sale (2)             381           40         14.04
                                                        Held to maturity                   210           15          9.55
                                                                                        ------        -----
                                                          Total                          7,342          372          6.77
                                                                                        ------        -----         -----
               LOANS AND LEASE FINANCING
                (NET OF UNEARNED INCOME)              U.S.                              30,218        2,001          8.85
                                                      International                      7,702          865         15.02
                                                                                        ------        -----
                                                          Total loans and lease
                                                           financing (3)                37,920        2,866         10.11
                                                                                        ------        -----         -----
                                                      Earning assets                    48,985        3,853         10.52
                                                                                                      -----         -----
                                                      Nonearning assets                  6,068
                                                                                        ------
                                                      TOTAL ASSETS                   $  55,053
                                                                                        ======
                                                      -------------------------------------------------------------------
                         LIABILITIES AND
                    STOCKHOLDERS' EQUITY
                                DEPOSITS              U.S.
                                                       Savings deposits              $  14,191   $      276          2.60%
                                                       Time deposits                     9,090          375          5.52
                                                      International                      8,024          697         11.60
                                                                                        ------        -----
                                                          Total                         31,305        1,348          5.75
                                                                                        ------        -----         -----
                 FEDERAL FUNDS PURCHASED
               AND REPURCHASE AGREEMENTS              U.S.                               4,294          161          5.03
                                                      International                        162           36         29.47
                                                                                        ------        -----
                                                          Total                          4,456          197          5.92
                                                                                        ------        -----         -----
                    OTHER FUNDS BORROWED              U.S.                               3,725          172          6.20
                                                      International                        875          329         50.17
                                                                                        ------        -----
                                                          Total                          4,600          501         14.56
                                                                                        ------        -----         -----
                           NOTES PAYABLE              U.S.                               1,973          104          7.08
                                                      International                        164           14         11.56
                                                                                        ------        -----
                                                          Total                          2,137          118          7.43
                                                                                        ------        -----         -----
                                                      Total interest bearing
                                                       liabilities                      42,498        2,164          6.81
                                                                                                      -----         -----
                                                      Demand deposits U.S.               6,153
                                                      Demand deposits International        444
                                                      Other noninterest bearing
                                                       liabilities                       1,742
                                                      Total Stockholders' Equity         4,216
                                                                                        ------
                                                      TOTAL LIABILITIES AND
                                                       STOCKHOLDERS' EQUITY          $  55,053
                                                                                        ======
                                                      -------------------------------------------------------------------
                    NET INTEREST REVENUE
                      AS A PERCENTAGE OF
                        AVERAGE INTEREST
                          EARNING ASSETS              U.S.                           $  38,377   $    1,360          4.74%
                                                      International                     10,608          329          4.15
                                                                                        ------        -----
                                                          Total                      $  48,985   $    1,689          4.61%
                                                                                        ======        =====
                                                      -------------------------------------------------------------------

(1)  Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3)  Loans and lease financing includes nonaccrual and renegotiated balances.

CHANGE IN NET INTEREST REVENUE -- VOLUME AND RATE ANALYSIS
Third Quarter 1996 Compared With Third Quarter 1995

The following table presents, on a fully taxable equivalent basis, an analysis of the effect on net interest revenue of volume and rate changes. The change due to the volume/rate variance has been allocated to volume, and the change because of the difference in the number of days in the periods has been allocated to rate.

                                                      INCREASE (DECREASE)
                                                       DUE TO CHANGE IN
                                                       ----------------
(IN MILLIONS)                                       VOLUME           RATE           NET CHANGE
                                                    ------           ----           ----------
INTEREST INCOME
LOANS AND LEASE FINANCING                    U.S.   $    18       $     (21)      $          (3)
                                    International        38             (96)                (58)
                                                                                      ---------
                                                                                            (61)
                                                                                      ---------
OTHER EARNING ASSETS                         U.S.         6               1                   7
                                    International        32             (98)                (66)
                                                                                      ---------
                                                                                            (59)
                                                                                      ---------

TOTAL INTEREST INCOME                                    82            (202)               (120)

TOTAL INTEREST EXPENSE                                   41            (183)               (142)
                                                                                      ---------

NET INTEREST REVENUE                                                              $          22
                                                                                      =========

Nine Months Ended September 30, 1996 Compared With Nine Months Ended September 30, 1995

The following table presents, on a fully taxable equivalent basis, an analysis of the effect on net interest revenue of volume and rate changes. The change due to the volume/rate variance has been allocated to volume, and the change because of the difference in the number of days in the periods has been allocated to rate.

                                                      INCREASE (DECREASE)
                                                       DUE TO CHANGE IN
                                                       ----------------
(IN MILLIONS)                                       VOLUME           RATE           NET CHANGE
                                                    ------           ----           ----------
INTEREST INCOME
LOANS AND LEASE FINANCING                    U.S.   $    64       $     (57)      $          (7)
                                    International       120            (130)                (10)
                                                                                      ---------
                                                                                             (3)
                                                                                      ---------
OTHER EARNING ASSETS                         U.S.        32               4                  36
                                    International        98            (327)               (229)
                                                                                      ---------
                                                                                           (193)
                                                                                      ---------

TOTAL INTEREST INCOME                                   273            (469)               (196)

TOTAL INTEREST EXPENSE                                  144            (394)               (250)
                                                                                      ---------

NET INTEREST REVENUE                                                              $          54
                                                                                      =========

                          PART II -- OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

     As previously reported, in March 1993, a complaint was filed in Delaware Chancery Court against the Corporation, Society for Savings Bancorp, Inc. ("Society") and certain Society directors. The action was brought by a Society stockholder, individually and as a class action on behalf of all Society stockholders of record on the date the Corporation's proposed acquisition of Society was announced, and sought an injunction with respect to the acquisition and damages in an unspecified amount. In May 1993, the Chancery Court denied the plaintiff's motion for a preliminary injunction and in July 1993, the Corporation acquired Society. On January 23, 1995, the defendants filed a motion for summary judgment with the Chancery Court and on June 15, 1995, the Court granted summary judgment in favor of the defendants on all claims except for an aiding and abetting claim against the Corporation, on which no summary judgement motion was filed. The Chancery Court also denied plaintiff's motion for rehearing. Following the entry of an Order of Final Judgment by the Chancery Court, the plaintiff appealed the June 15, 1995 opinion to the Delaware Supreme Court. On June 25, 1996, the Supreme Court affirmed the Chancery Court's decision in its entirety, and remanded the case on the sole remaining claim for aiding and abetting. While vigorously denying any wrongdoing of any kind, including the claim that it aided and abetted any breach of fiduciary duty, the Corporation agreed on September 20, 1996 to settle the lawsuit in order to avoid the substantial expense and distraction associated with continued litigation. The Chancery Court approved the settlement on November 6, 1996. The settlement provides for payment by the Corporation of $5 million.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     3     -   By-Laws of the Corporation, as amended through October 24, 1996

     11    -   Computation of Earnings Per Common Share

     12(a) - Computation of the Corporation's Consolidated Ratio of Earnings to Fixed Charges (excluding interest on deposits)

     12(b) - Computation of the Corporation's Consolidated Ratio of Earnings to Fixed Charges (including interest on deposits)

     27.1   -  Financial Data Schedule

     27.2 - Restated Financial Data Schedule for the nine months ended September 30, 1995


(b)  Current Reports on Form 8-K

     During the third quarter of 1996, the Corporation filed three Current Reports on Form 8-K. The current reports, dated July 18, 1996, July 25, 1996 and September 6, 1996, contained information pursuant to Items 5 and 7, Items 2, 5 and 7 and Items 5 and 7, respectively, of Form 8-K. The Corporation also filed a Current Report on Form 8-K, dated October 17, 1996, which contained information pursuant to Items 5 and 7 of Form 8-K.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BANK OF BOSTON CORPORATION


                                         /s/ Charles K. Gifford
                                         ---------------------------------------
                                         Charles K. Gifford
                                         Chief Executive Officer


                                         /s/ William J. Shea
                                         ---------------------------------------
                                         William J. Shea
                                         Vice Chairman, Chief Financial Officer
                                         and Treasurer


Date:  November 14, 1996