Form 10-K405
period 1996-12-31
BANK OF BOSTON CORP
filed 1997-03-20
CIK 36672

                                   FORM 10-K

          SECURITIES AND EXCHANGE COMMISSION, WASHINGTON, D.C. 20549
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                -----------------------------------------------

Title of each class
----------------
Common Stock, par value $1.50 per share
Preferred Stock Purchase Rights
Adjustable Rate Cumulative Preferred Stock, Series A (liquidation preference $50 per share)
Adjustable Rate Cumulative Preferred Stock, Series B (liquidation preference $50 per share)
Adjustable Rate Cumulative Preferred Stock, Series C (liquidation preference $100 per share)
Depositary Shares, each representing one-tenth of a share of 8.60% Cumulative
  Preferred Stock, Series E
     (liquidation preference $25 per Depositary Share)
Depositary Shares, each representing one-tenth of a share of 7 7/8% Cumulative
  Preferred Stock, Series F
     (liquidation preference $25 per Depositary Share)

                  NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                     -------------------------------------
Each class is registered on the New York Stock Exchange and the Boston Stock Exchange

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

     Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of shares of common            Number of shares of common
stock held by non-affiliates of Registrant             stock outstanding as of
           as of March 1, 1997                               March 1, 1997
           -------------------                               -------------
            $11,566,085,355                                   154,257,660


DOCUMENTS INCORPORATED BY REFERENCE:
----------------------
1. Pertinent extracts from Registrant's 1996 Annual Report to Stockholders (Parts I, II and IV).
2. Pertinent extracts from Registrant's Proxy Statement in connection with the Registrant's 1997 Annual Meeting of Stockholders (Part III).

                                     INDEX

Name of Item                                                     Page
------------                                                     ----
                                     PART I
Item 1.     Business............................................   3
               Statistical Disclosure by Bank Holding
                Companies.......................................  12
Item 2.     Properties..........................................  18
Item 3.     Legal Proceedings...................................  18
Item 3A.    Executive Officers of the Corporation...............  20
Item 4.     Submission of Matters to a Vote of Security
             Holders............................................  21

                                    PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters......................      22
Item 6.    Selected Financial Data..........................      22
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............      22
Item 8.    Financial Statements and Supplementary Data......      22
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............      23

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant    23
Item 11.    Executive Compensation............................    23
Item 12.    Security Ownership of Certain Beneficial Owners
             and Management...................................    23
Item 13.    Certain Relationships and Related Transactions....    23

                                    PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K......................................    24

                                   SIGNATURES

           Signatures.........................................   II-1

                                     PART I

 ITEM 1.  BUSINESS.

                                THE CORPORATION

      Bank of Boston Corporation (the "Corporation") is a registered bank holding company, organized in 1970 under Massachusetts law with both national and international operations. The Corporation, through its subsidiaries and, in certain cases, joint ventures, is engaged in providing a wide variety of personal, corporate and global banking services to individuals, corporate and institutional customers, governments and other financial institutions. The Corporation, together with its subsidiaries, operates a network of 650 offices across the U.S. and more than 100 offices in 24 countries in Latin America, Europe, Asia and Africa. As of December 31, 1996, approximately 76% of the Corporation's total loan volume consisted of domestic loans and leases, with the balance international. As of December 31, 1996, the Corporation's subsidiaries employed, in the aggregate, 21,990 full-time equivalent employees in their domestic and foreign operations.

      The Corporation's principal subsidiary is The First National Bank of Boston ("FNBB"), a national banking association with its headquarters in Massachusetts. Other major banking subsidiaries of the Corporation are BayBank, N.A. ("BBNA"), Bank of Boston Connecticut ("BKB Connecticut"), Rhode Island Hospital Trust National Bank ("Hospital Trust") and BayBank NH, N.A. ("BBNH").

      The executive office of the Corporation and the head office of FNBB are located at 100 Federal Street, Boston, Massachusetts 02110 (Telephone (617) 434-2200).

 ACQUISITION OF BAYBANKS, INC.

      On December 12, 1995, the Corporation and BayBanks, Inc. ("BayBanks") entered into an Agreement and Plan of Merger providing for the merger of a wholly owned subsidiary of the Corporation with and into BayBanks (the " Merger"), with BayBanks becoming a wholly owned subsidiary of the Corporation. The Merger was consummated on July 29, 1996, and was accounted for as a pooling of interests. Under the terms of the Merger, approximately 43.6 million shares of the Corporation's common stock, par value $1.50 per share, were exchanged for all of the outstanding shares of BayBanks' common stock, par value $2.00 per share. The combination of the two Boston-based institutions created a consumer and corporate banking entity with over $60 billion in assets and over $40 billion in deposits. In connection with the Merger, and specifically to address competitive issues raised by the United States Department of Justice and the Massachusetts Attorney General relative to the transaction, the Corporation sold 20 branches of the combined entity, having aggregate deposits of approximately $700 million and loans of approximately $500 million, in the fourth quarter of 1996.

      In order to facilitate the establishment of a new brand identity for the combined Bank of Boston and BayBanks organizations, the Corporation will be seeking approval from stockholders at its 1997 Annual Meeting to change the name of the Corporation to "BankBoston Corporation." In addition, by the middle of 1997, the Corporation intends to merge BBNA into FNBB, with the combined bank being called "BankBoston, N.A.," and to make the "BankBoston" name a single brand for the advertising and marketing of all of the Corporation's branches, products and operations both domestically and internationally.

                          BUSINESS OF THE CORPORATION

      During the latter half of 1996, the Corporation announced certain organizational and managerial changes, including the creation of a Policy Council. The Policy Council, the senior decision-making group of the Corporation, consists of 14 members, including Chief Executive Officer Charles
 K. Gifford, Chairman William M. Crozier, Jr., President and Chief Operating Officer Henrique de Campos Meirelles, Vice Chairman, Chief Financial Officer and Treasurer William J. Shea, Vice Chairman, Corporate Banking, Paul F. Hogan and Executive Vice President, Chief of Staff, Susannah M. Swihart (who serves as Chair of the corporate-wide Marketing Committee). The remaining members of the Policy Council include six executives who manage the Corporation's other key line businesses and the Chairs of the corporate-wide Risk Management and Human Resources Committees. In addition to the Risk Management and Human Resources Committees, the Policy Council oversees the Technology Policy Committee, the Asset, Liability and Capital Committee and the Marketing Committee. The Corporation was previously managed by a Corporate Working Committee, which consisted of the members of the Chairman's Office and a group of executives in charge of core business units and corporate-wide support areas.

      The Corporation's principal revenue-producing areas are grouped into the following major business lines: Corporate Banking, Regional Consumer and Small Business, Latin America, Global Asset Management and Other Global. For a discussion of the operating results and other key financial measures of these five business lines for 1996 and 1995, as well as discussions of the Corporation's business activities, including its lending activities, its cross-border outstandings and the management of its off-balance-sheet exposure, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 43 of the Corporation's 1996 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto and which discussions are incorporated herein by reference.

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

      For financial information on the Corporation's revenue, net income and assets attributable to its domestic and international operations, see "Segment Information" which appears in Note 26 to the Financial Statements and "Cross-Border Outstandings" and "Emerging Markets Countries," which appear on pages 35 through 37 of the Corporation's 1996 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto and which information is hereby incorporated by reference.

                     COMPETITION AND INDUSTRY CONSOLIDATION

      The Corporation's subsidiaries compete with other major financial institutions, including commercial banks, investment banks, mutual savings banks, savings and loan associations, credit unions, consumer finance companies and other nonbank institutions, such as insurance companies, major retailers, brokerage firms, and investment companies in New England, throughout the United States, and internationally. Principal methods of competing effectively in the financial services industry are to improve customer service through the quality and range of services available, to improve efficiencies and to price services competitively.

      One outgrowth of the competitive environment discussed above has been significant consolidation within the financial services industry both on a national and regional level. The Corporation engages on an ongoing basis in reviewing and discussing strategic initiatives focused on leveraging its core competencies over attractive markets, including the expansion of its global banking businesses, increasing the capital markets activities of its corporate banking business, the divestiture of non-core business units and the formation of strategic alliances. Consistent with this strategy, in 1996 and early 1997, the Corporation engaged in the following transactions in addition to the completion of the BayBanks acquisition:

           During the first half of 1996, the Corporation completed a transaction with two equity investment firms and Barnett Banks, Inc. ("Barnett") to form an independent mortgage company, HomeSide, Inc. ("HomeSide"), to which the Corporation and Barnett sold their mortgage banking subsidiaries, BancBoston Mortgage Corporation ("BBMC") and Barnett Mortgage Company, respectively. The Corporation, Barnett and the two equity investment firms each held an approximate one-third interest in HomeSide, which, as a result of an initial public offering in January, 1997, was reduced to approximately 27 percent.

           In June of 1996, the Corporation completed its acquisition of The Boston Bancorp ("Bancorp"), the holding company of South Boston Savings Bank, a Massachusetts chartered savings bank with approximately $1.3 billion in deposits at the time of the acquisition. In connection with this acquisition, the Corporation exchanged 4.6 million shares of its common stock, with a value of approximately $229 million, for all of the outstanding common stock of Bancorp. The transaction was accounted for as a purchase.

           During the third quarter of 1996, the Corporation completed its acquisition of GBFC, Inc. ("GBFC"), a specialty finance company affiliated with Gordon Brothers Finance Company, a Boston-based firm offering a variety of restructuring services to the retail industry. GBFC, the largest asset-based lender in the country exclusively devoted to meeting the financing needs of retailers, has originated and agented over $300 million in loans for middle-market retailers throughout North America.

           In the first quarter of 1997, FNBB formed a pension company joint venture in Mexico with American International Group, Inc. and The Bank of Nova Scotia. This entity, named "Previnter," was established in response to legislation recently adopted in Mexico privatizing that country's social security system.

           As previously announced, in February, 1997, the Corporation terminated an agreement to sell its consumer finance subsidiary, Fidelity Acceptance Corporation ("FAC"), to a third party. The Corporation is continuing its strategic review of this business and its other national consumer lending businesses (Ganis Credit Corporation and the national credit card portfolio).

      The Corporation intends to continue to explore strategic opportunities as they arise in order to expand its businesses in its selected markets and improve service to its customers.

      In 1994, federal legislation was enacted which permits certain interstate banking transactions. It is anticipated that this legislation may facilitate consolidation within financial institutions that currently have separate operations in two or more states and within the financial services industry in general. See "Supervision and Regulation" for a discussion of the impact of this legislation upon the Corporation and its subsidiaries.


                           SUPERVISION AND REGULATION

      The business in which the Corporation and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies in the states and countries where the Corporation and its subsidiaries operate. The supervision, regulation and examination to which the Corporation and its subsidiaries are subject are often intended by the regulators primarily for the protection of depositors or are aimed at carrying out broad public policy goals, rather than for the protection of security holders.

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


                                THE CORPORATION

      The Corporation, as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is regulated under the provisions of the BHCA. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank.

      Under the BHCA, the Corporation is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing or controlling banks or furnishing services to, or acquiring premises for, its affiliated banks. The Corporation may, however, engage in and own voting shares of companies engaging in certain activities determined by the Federal Reserve Board, by order or by regulation, to be so closely related to banking or to managing or controlling banks "as to be a proper incident thereto." The location of such "nonbank" subsidiaries of the Corporation is not restricted geographically under the BHCA. The Corporation is required by the BHCA to file with the Federal Reserve Board periodic reports and such additional reports as the Federal Reserve Board may require. The

 Federal Reserve Bank of Boston performs periodic examinations of the Corporation and certain of its subsidiaries.

      Since the Corporation is also a bank holding company under the laws of Massachusetts, the Commissioner of Banks for The Commonwealth of Massachusetts has authority to require certain reports from the Corporation from time to time and to examine the Corporation and each of its subsidiaries other than national banking associations. Prior approval of the Massachusetts Board of Bank Incorporation also may be required before the Corporation may acquire any additional commercial banks located in Massachusetts. Acquisitions by the Corporation of non-Massachusetts banks or bank holding companies may be subject to the prior approval by both the Massachusetts and the applicable state or federal banking regulators. Massachusetts has an interstate bank acquisition law which permits banking organizations outside Massachusetts to acquire Massachusetts banking organizations if the state law of the acquirer permits acquisitions of banking organizations in that state by Massachusetts-based banking organizations. In addition, in August, 1996, legislation was passed in Massachusetts providing for an early opt-in to the federal interstate banking legislation enacted in 1994. See "Legislation" below with respect to federal interstate banking legislation.

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

      The purpose of the Rights Agreement is to encourage potential acquirers to negotiate with the Corporation's Board of Directors prior to attempting a takeover and to provide the Board with leverage in negotiating on behalf of all stockholders the terms of any proposed takeover. The Rights may have certain anti-takeover effects. The Rights should not interfere, however, with any merger or other business combination approved by the Board of Directors. The Rights Agreement was amended in December, 1995 to exclude the BayBanks merger agreement, the stock option agreement granted by the Corporation to BayBanks in connection with the merger agreement, and all transactions contemplated thereby, from the scope of the Rights Agreement. For a further discussion of the Corporation's Rights Agreement, see the description of the Rights set forth in the Corporation's registration statement on Form 8-A relating to the Rights (including the Rights Agreement, dated as of June 28, 1990, between the Corporation and FNBB, as Rights Agent, which is attached as an exhibit to the Form 8-A) and the amendment thereto, which are incorporated herein by reference.


                      THE CORPORATION'S BANK SUBSIDIARIES

 GENERAL

      The Corporation's bank subsidiaries that are national banks are subject to the supervision of, and are regularly examined by, the Office of the Comptroller of the Currency (the "OCC"). BKB Connecticut, the Corporation's state-chartered bank subsidiary, is subject to the supervision of, and is regularly examined by, the Federal Deposit Insurance Corporation (the "FDIC") and the Connecticut Banking Commissioner. The domestic deposits of the Corporation's subsidiary banks are insured (to the extent allowed by law) by the Bank Insurance Fund of the FDIC (the "BIF") and, accordingly, those banks are subject to the regulations of the FDIC. As members of the Federal Reserve System, the Corporation's nationally-chartered banks are also subject to regulation by the Federal Reserve Board. BBNA, BKB Connecticut and Hospital Trust, as members of the Federal Home Loan Bank of Boston, are also subject to the regulations of the Federal Housing Finance Board.

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

 FDICIA

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") also provided for expanded regulation of financial institutions. Under FDICIA, banks are placed in one of five capital categories, ranging from "well-capitalized" to "critically undercapitalized," for which the federal banking agencies have established specific capital ratio levels. Pursuant to the agencies' regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of at least 5% and is not subject to a cease and desist order, formal agreement, capital directive, or prompt corrective action directive that requires it to achieve or maintain a higher level of capital. At December 31, 1996, all of the Corporation's banking subsidiaries met the requirements of the "well capitalized" category. The capital categories of the Corporation's bank subsidiaries are determined solely for purposes of applying FDICIA's provisions, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's bank subsidiaries.

 OTHER REGULATORY RESTRICTIONS

      The FDIC's deposit insurance assessments are based on a risk-based system. The risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank's risk to the BIF, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. During 1996, the assessment premiums for the BIF risk-based system ranged from $0 to $.27 per $100 of insured deposits.

      The Corporation's domestic subsidiary banks and the subsidiaries of such banks are subject to a large number of other regulatory restrictions, including certain restrictions upon: (i) any extensions of credit by such banks to, from or for the benefit of the Corporation and the Corporation's nonbank affiliates (collectively with the Corporation, the "Affiliates"), (ii) the purchase of assets or services from or the sale of assets or the provision of services to Affiliates, (iii) the issuance of a guarantee, acceptance or letter of credit on behalf of or for the benefit of Affiliates, (iv) the purchase of securities of which an Affiliate is a principal underwriter during the existence of the underwriting and (v) investments in stock or other securities issued by Affiliates or acceptance thereof as collateral for an extension of credit. The Corporation and all of its subsidiaries, including FNBB, are also subject to certain restrictions with respect to engaging in the issue, flotation, underwriting, public sale or distribution of certain types of securities. The Federal Reserve Board permits subsidiaries of bank holding companies to underwrite and deal in securities consistent with the provisions of Section 20 of the Glass-Steagall Act of 1933. In the first quarter of 1997, following approval by the Federal Reserve Board, BancBoston Securities Inc. ("BSI"), a wholly owned subsidiary of the Corporation, commenced operations under Section
 20. BSI will offer corporate financing options and investments, including underwriting and dealing in high-yield public debt securities. In addition, under both the BHCA and regulations which have been issued by the Federal Reserve Board, the Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of any property or the furnishing of any service. In operations in other countries, the Corporation and FNBB are also subject to restrictions imposed by the laws and banking authorities of such countries.

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

 DIVIDENDS

      The payment of dividends by the Corporation is determined by its Board of Directors based on the Corporation's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors, including applicable government regulations and policies and the amount of dividends payable to the Corporation by its subsidiaries.

      In 1996, the aggregate dividends declared by the Corporation on its common and preferred stock were approximately $284 million. For the first quarter of 1996, a dividend of $.37 per share was declared and paid on the Corporation's common stock. In each of the last three quarters of 1996 and in the first quarter of 1997, the Corporation declared and paid a dividend on its common stock of $.44 per share.

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

      Various federal and state laws, regulations and policies limit the ability of the Corporation's subsidiaries to pay dividends to the Corporation. Federal banking law requires the approval of the OCC if the aggregate total of the dividends declared by any of the Corporation's national bank subsidiaries in any calendar year will exceed the bank's net profits, as defined by applicable regulation, for that year combined with retained net profits for the preceding two years. Also, state law requires the approval of state bank regulatory authorities if the dividends declared by state banks exceed similar prescribed limits. In 1996, an aggregate of approximately $560 million of dividends were declared and paid by the Corporation's subsidiaries. The payment of any future dividends by the Corporation's subsidiaries will be determined based on a number of factors, including the subsidiary's liquidity, asset quality profile, capital adequacy and recent earnings history. Information concerning the Corporation and its bank subsidiaries with respect to dividends is set forth in
 Note 15 to the Financial Statements in the Corporation's 1996 Annual Report to Stockholders which is included in Exhibit 13 hereto and which discussion is incorporated herein by reference. See the related discussions set forth below in "Capital" and "Legislation."

 CAPITAL

      Information concerning the Corporation and its bank subsidiaries with respect to capital is set forth in Note 14 to the Financial Statements and under "Capital Management," which appears on page 42 of the Corporation's 1996 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto and which information is incorporated herein by reference. See also "Legislation" below and "Dividends" above.

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

      The full impact of the Interstate Act will not be completely known until the enactment and implementation by the various federal banking agencies of the underlying regulations and actions required by the Act. However, it is anticipated that the Interstate Act may facilitate consolidation within financial institutions that currently have separate operations in two or more states and within the financial services industry.

      Additional laws and regulations are considered from time to time that could affect the business of the Corporation, including a number of significant legislative proposals which, if adopted, would result in a fundamental restructuring of the financial services industry. The effect of any such legislation on the business of the Corporation and its subsidiaries cannot be accurately predicted. See also "Supervision and Regulation -- the Corporation" above.


                 GOVERNMENTAL POLICIES AND ECONOMIC CONDITIONS

      In 1996, the U.S. economy remained on a path of steady growth and moderate inflation. Despite the longevity of the current expansion now about to enter its seventh year, there is little evidence of the kinds of imbalances and excesses which typically threaten ongoing economic growth. The New England economy fully participated in the 1996 expansion. Though the region has yet to fully regain all of the jobs lost in the last recession, at year-end New England's unemployment rate stood at 4.4 per cent, almost a full percentage point below the nation's jobless rate.

      The Corporation's earnings and business are also affected by the policies of various government and regulatory authorities in New England and throughout the United States, as well as foreign governments and international agencies, including, in the United States, the Federal Reserve Board. Important functions of the Federal Reserve Board, in addition to those enumerated under "Supervision and Regulation" above, are to regulate the supply of money and of bank credit, to deal with general economic conditions within the United States and to be responsive to international economic conditions. From time to time, the Federal Reserve Board and the central banks of foreign countries have taken specific steps to effect changes in the value of the United States dollar in foreign currency markets as well as to control domestic inflation and to control the country's money supply. The instruments of monetary policy employed by the Federal Reserve Board for these purposes (including interest rates and the level of cash reserves banks are required to maintain against deposits) influence, in various ways, the interest rates paid on interest bearing liabilities and the interest received on earning assets, as well as the overall level of bank loans, investments and deposits. Inflation has generally had a minimal impact on the Corporation because substantially all of its assets and liabilities are of a monetary nature and a large portion of its operations are based in the United States, where inflation has been low. Prospective domestic and international economic and political conditions and the policies of the Federal Reserve Board and the Central Banks of Argentina and Brazil, as well as other domestic and international regulatory authorities, may affect the future business and earnings of the Corporation.

      The Corporation continues to monitor the economic situation in those countries in which the Corporation has local operations or cross-border exposure, particularly in Argentina and Brazil. Additional information with respect to the countries where the Corporation has local operations or cross-border exposure is included in "Cross-Border Outstandings" and "Emerging Markets Countries" on pages 35 through 37 of the Corporation's 1996 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto and which discussions are incorporated herein by reference.

      This section should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" contained in the Corporation's 1996 Annual Report to Stockholders on pages 22 through 43, which pages are included in Exhibit 13 hereto and which discussion is incorporated herein by reference.


                STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

      The information set forth below is being provided in accordance with Industry Guide 3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such information reflects the Corporation's acquisition of BayBanks for all periods presented, as described in Note 2 to the Financial Statements in the Corporation's 1996 Annual Report to Stockholders.

 AVERAGE BALANCES AND INTEREST RATES

      The information required by this item is presented on pages 44 through 46 of the Corporation's 1996 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

 CHANGE IN NET INTEREST REVENUE-VOLUME AND RATE ANALYSIS: 1996 COMPARED WITH 1995, AND 1995 COMPARED WITH 1994

      The information required by this item is presented on page 47 of the Corporation's 1996 Annual Report to Stockholders, which page is included in
 Exhibit 13 hereto, and such information is incorporated herein by reference.

 SECURITIES

 The following table sets forth the carrying values of securities held to maturity on the dates indicated:


 December 31                                  1996      1995      1994
 (In millions)
 U.S. Treasury                              $     3   $     4   $ 2,146
 U.S. government agencies
     and corporations -
     mortgage-backed securities                 535       523     1,449
 States and political subdivisions                6         5       201
 Foreign debt securities                         11        11       123
 Other debt securities                                              200
 Other equity securities                        125       117       119
                                              -----     -----     -----
                                            $   680   $   660   $ 4,238
                                              =====     =====     =====

 The following table sets forth the carrying values of securities available for sale on the dates indicated:


 December 31                                   1996      1995      1994
 (In millions)
 U.S. Treasury                              $ 1,675   $ 2,591   $ 1,487
 U.S. government agencies
     and corporations -
     mortgage-backed securities               3,801     3,037       766
 States and political subdivisions              173       248         9
 Foreign debt securities                      1,133       685       384
 Other debt securities                          256       334       142
 Marketable equity securities                   217       222       144
 Other equity securities                        549       465       330
                                              -----     -----     -----
                                            $ 7,804   $ 7,582   $ 3,262
                                              =====     =====     =====

 The following tables set forth the relative maturities and weighted average interest rates of securities available for sale and held to maturity at December 31, 1996, excluding equity securities. Certain securities, such as mortgage-backed securities, may not become due at a single maturity date. Such securities have been classified within the category that represents the due dates for the majority of the instrument. Rates for states and political subdivisions are stated on a fully taxable equivalent basis assuming a 35% federal income tax rate, adjusted for applicable state and local income taxes net of related federal tax benefit.

                                                    After One But         After Five But
                             Within One Year      Within Five Years      Within Ten Years     After Ten Years                 Total
                             Amount     Rate      Amount       Rate      Amount       Rate    Amount      Rate   Amount       Rate
AVAILABLE FOR SALE
(Dollars in millions)
U.S. Treasury                $   551    6.5%     $ 1,000      6.3%       $   124      6.1%                        $ 1,675      6.3%
U.S. government agencies
      and corporations -
      mortgage-backed
      securities                  75    7.6        1,248      6.3            882      6.6     $ 1,596     6.5%      3,801      6.5
States and political
      subdivisions                57    4.0           57      5.2             57      5.5           2     8.2         173      4.9
Foreign debt securities          639   16.1          272     12.8            161     15.4          61     9.7       1,133     14.9
Other debt securities             18    9.7           30     13.2            208      9.1           .                 256      9.6
                               -----               -----                   -----                -----               -----
    Total carrying value     $ 1,340   11.1%     $ 2,607      7.0%       $ 1,432      7.9%    $ 1,659     6.7%    $ 7,038      7.9%
                               =====               =====                   =====                =====               =====


                                                   After One But          After Five But
                            Within One Year      Within Five Years      Within Ten Years       After Ten Years                Total
                            Amount     Rate      Amount       Rate      Amount       Rate      Amount       Rate    Amount    Rate
HELD TO MATURITY
(Dollars in millions)
U.S. Treasury                $     3    5.0%                                                                      $     3      5.0%
U.S. government agencies
  and corporations -
  mortgage-backed
  securities                                     $   110      6.5%       $   237      7.0%    $   188     6.5%        535      6.7
States and political
  subdivisions                     6    3.1                                                                             6      3.1

Foreign debt securities             2   7.8            4      7.9              4      7.1           1     7.8          11      7.5
                                -----              -----                   -----                -----               -----
    Total carrying value      $    11   4.6%     $   114      6.5%       $   241      7.0%    $   189     6.5%      $ 555      6.7%
                                =====              =====                   =====                =====               =====


 LOANS AND LEASES

 A portion of the information required by this item is presented on page 30 of the Corporation's 1996 Annual Report to Stockholders, which page is included in
 Exhibit 13 hereto, and such information is incorporated herein by reference.

 MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

 The following table presents the maturities and interest rate sensitivity, based on original contractual terms, of the Corporation's loans at December 31, 1996, exclusive of domestic office loans secured by 1-4 family residential properties, domestic office loans to individuals and lease financing:

                                                          After One
                                                                But
                                               Within        Within     After
December 31, 1996                            One Year          Five      Five     Total
(In millions)                                                 Years     Years
Commercial, industrial and financial       $    4,947   $     5,687   $ 2,528   $13,162
Real estate
    Construction                                  183            93         8       284
    Other                                       1,687         1,419       134     3,240
Overseas offices                                8,611           822       178     9,611
                                               ------         -----     -----   -------
                                           $   15,428   $     8,021   $ 2,848   $26,297
                                               ------         -----     -----   -------

Loans with predetermined interest rates    $    4,705   $     2,050   $   491   $ 7,246
Loans with floating interest rates             10,723         5,971     2,357    19,051
                                               ------         -----     -----   -------
                                           $   15,428   $     8,021   $ 2,848   $26,297
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

 NONACCRUAL LOANS AND LEASES

 The majority of the information required by this item is presented on pages 32 and 33 of the Corporation's 1996 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

 The following table presents a five-year analysis of the Corporation's loans and leases that were over ninety days past due and remained on accrual status:

December 31                               1996   1995   1994   1993   1992
(In millions)
Loans and leases over ninety days past    $  41  $  56  $  49  $  59  $  98
 due and on accrual status..............  =====  =====  =====  =====  =====

 RENEGOTIATED LOANS

 Loans are renegotiated when the Corporation determines that it will ultimately receive greater economic value by revising the terms than through foreclosure, liquidation or bankruptcy. Candidates for renegotiation must meet specific guidelines and undergo extensive due diligence reviews. Once a renegotiation takes place, the loan is subject to the accounting and disclosure rules prescribed by Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

 Renegotiated loans at the end of each of the last five years were as follows:

December 31               1996   1995   1994   1993   1992
(In millions)
Renegotiated loans   .    $   8  $  33  $  82  $ 243  $ 413
                          =====  =====  =====  =====  =====

 CROSS-BORDER OUTSTANDINGS

 The information required by this item is presented on pages 35 through 37 and 40 of the Corporation's 1996 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

 RESERVE FOR CREDIT LOSSES: ALLOCATION OF RESERVE FOR CREDIT LOSSES AND ANALYSIS OF RESERVE FOR CREDIT LOSSES

 The majority of the information required by this item is presented on pages 33 and 34 of the Corporation's 1996 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

 ALLOCATION OF RESERVE FOR CREDIT LOSSES

 The following table presents the allocation of the reserve for credit losses by loan and lease financing category, with the excess between the total reserve and the amounts specifically allocated to each loan category identified as ''unallocated.'' The unallocated reserve is part of the general reserve of the Corporation and, as such, is available for both Domestic and International credit losses. The percentage of loans outstanding in each category to total loans is presented on page 30 of the Corporation's 1996 Annual Report to Stockholders, which page is included in Exhibit 13 hereto, and such information is incorporated herein by reference.


DECEMBER 31                                           1996              1995              1994               1993               1992

(Dollars in millions)                              Percent            Percent           Percent            Percent           Percent

                                        Amount    of Total   Amount  of Total  Amount  of Total  Amount   of Total  Amount  of Total

UNITED STATES
Commercial, industrial and financial.    $230      26.0%    $221      24.8%    $284      34.3%    $290      30.8%  $  340      30.4%

Commercial real estate, including
 construction.......................       83       9.4      158      17.8      194      23.5      300      31.9      394      35.3
Consumer related loans
 Secured by 1-4 family
 residential properties.................   13       1.5       36       4.0       34       4.1       47       5.0       49       4.4
 Other..................................  193      21.9      131      14.7      104      12.6       97      10.3       89       8.0
Lease financing.........................   16       1.8       22       2.5       21       2.5       18       1.9        4        .4
                                         ----     -----     ----     -----     ----     -----     ----     -----   ------     -----
                                          535      60.6      568      63.8      637      77.0      752      79.9      876      78.5
INTERNATIONAL...........................  217      24.6      171      19.2       99      12.0       89       9.5      121      10.8
                                         ----     -----     ----     -----     ----     -----     ----     -----   ------     -----
                                          752      85.2      739      83.0      736      89.0      841      89.4      997      89.3
UNALLOCATED.............................  131      14.8      151      17.0       91      11.0      100      10.6      119      10.7
                                         ----     -----     ----     -----     ----     -----     ----     -----   ------     -----
                                         $883     100.0%    $890     100.0%    $827     100.0%    $941     100.0%  $1,116     100.0%
                                         ====     =====     ====     =====     ====     =====     ====     =====   ======     =====

 The above allocation reflects provisions for credit losses for International operations for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 of $84 million, $60 million, $25 million, $26 million and $12 million, respectively. International reserve transfers (to)from unallocated reserves and Domestic operations were $0, $67 million, $4 million, $0 and $19 million, respectively, for the same periods.

 DEPOSITS

 A portion of the information required by this item is presented on pages 44 through 46 of the Corporation's 1996 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

 The aggregate amount of deposits by foreign depositors in domestic offices averaged $1,412 million in 1996, $1,131 million in 1995 and $863 million in 1994. The following table presents the maturities of time certificates of deposit and other time deposits issued by domestic offices in denominations of $100,000 or more, at December 31, 1996:

                                         Certificates     Time
                                          of Deposit    Deposits   Total
(In millions)
Maturing within three months           $      1,890   $     18   $ 1,908
After three but within six months               245         17       262
After six but within twelve months              632         18       650
After twelve months                             304         84       388
                                              -----        ---     -----
                                       $      3,071   $    137   $ 3,208
                                              =====        ===     =====

 The majority of foreign office deposits are in denominations of $100,000 or more.

 RETURN ON EQUITY AND ASSETS

 The information required by this item is presented on page 21 of the Corporation's 1996 Annual Report to Stockholders, which page is included in
 Exhibit 13 hereto, and such information is incorporated herein by reference.

 SHORT-TERM BORROWINGS

      The following table summarizes the Corporation's short-term borrowings for the three years ended December 31, 1996:


                                                                        Maximum         Average      Average
                                                        Weighted        Amount          Amount      Interest
                                              Balance    Average      Outstanding     Outstanding     Rate
(Dollars in millions)                        At end of  Interest      During the      During the   During the
Category of Aggregate Short-Term              Period    Rate (1)        Period          Period       Period
 Borrowings
For the Year Ended December 31, 1996
Federal funds purchased (2)                $       527      5.21%   $       2,523   $       1,348        5.35%
Term federal funds purchased (2)                 1,442      5.51            2,140           1,413        7.35
Securities sold under agreements to
 repurchase (3)                                  2,034      5.06            2,236           1,848        5.28
Demand notes issued to the U.S.
 Treasury (4)                                      704      6.01            1,183             390        5.37
All other (5)                                    3,801     10.93            3,801           2,372       12.65

For the Year Ended December 31, 1995
Federal funds purchased (2)                $     1,869      5.25%   $       1,920   $       1,119        5.86%
Term federal funds purchased (2)                   870      5.80            2,058           1,409        5.16
Securities sold under agreements to
 repurchase (3)                                  1,688      6.24            2,935           1,983        7.31
Demand notes issued to the U.S.
 Treasury (4)                                      361      4.85            1,051             406        5.75
All other (5)                                    2,511     13.37            3,724           3,006       17.31

For the Year Ended December 31, 1994
Federal funds purchased (2)                $       416      5.51%   $       1,240   $         763        4.28%
Term federal funds purchased (2)                   765      5.77            2,504           1,793        3.62
Securities sold under agreements to
 repurchase (3)                                  2,680      5.86            2,950           1,921        7.05
Demand notes issued to the U.S.
 Treasury (4)                                      395      4.63            1,060             329        4.34
All other (5)                                    2,734     18.44            3,807           2,895       17.36

________________________________________________________________________________

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

(3) Securities sold under agreements to repurchase by domestic offices mature within one year and are collateralized by U.S. Treasury and U.S. government agencies and corporations securities. The majority of securities sold under agreements to repurchase by overseas offices in 1996, 1995 and 1994 related to Brazilian operations of FNBB for which various Brazilian government securities served as collateral.

(4) Demand notes issued to the U.S. Treasury represent depository liabilities that are not subject to reserve requirements and bear interest at one-quarter of one percent below the weekly average federal funds effective interest rate as published by the Federal Reserve Board.

(5) The majority of other short-term borrowings represent short-term bank notes issued by FNBB and secured and unsecured obligations of the Corporation's overseas branches and subsidiaries.

 ITEM 2.  PROPERTIES.

   The head offices of the Corporation and FNBB are located in a 37-story building at 100 Federal Street, Boston, Massachusetts. In 1996, FNBB leased approximately 90% of the building's approximately 1.3 million square feet. FNBB's data processing and record keeping operations are located at Columbia Park in Boston. The Columbia Park facility, comprising approximately 425,000 square feet, and the land on which it is situated are owned by FNBB. In Waltham, Massachusetts the Corporation owns a facility housing 189,000 square feet of administrative space and 117,000 square feet of operations space. In addition, FNBB leases operations facilities in Dedham and Canton, Massachusetts, which comprise approximately 180,000 square feet and 105,000 square feet, respectively.

   The headquarters for FNBB's operations in Argentina are located in a 12-story historic landmark building in the center of Buenos Aires. The building consists of approximately 256,000 square feet and is owned by FNBB. The headquarters for FNBB's operations in Brazil are in three interconnected buildings in the center of Sao Paulo. FNBB owns a total of 119,000 square feet in the three buildings and leases another 102,000 square feet. In addition, FNBB owns a 10-story, 99,000 square foot building in Sao Paulo where it has consolidated part of its Brazilian operations.

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

 ITEM 3.  LEGAL PROCEEDINGS.

   The Corporation and its subsidiaries in 1996 were or currently are parties to a number of legal proceedings that have arisen in connection with the normal course of business activities of the Corporation, FNBB and the Corporation's other subsidiaries, including the following matters:

   Society Class Action. As previously reported, in 1990 a class action complaint was filed in U.S. District Court for the District of Connecticut against Society for Savings Bancorp, Inc. ("Society"), two of its then senior officers and one former officer. The complaint, as subsequently amended, alleges that Society's financial reports for fiscal years 1988, 1989, and the first half of 1990 contained material misstatements or omissions concerning its real estate loan portfolio and other matters, in violation of Connecticut common law and of Sections 10(b) and 20 of the Exchange Act. The action was brought by a Society shareholder, individually and as a class action on behalf of purchasers of Society's stock from January 19, 1989 through November 30, 1990 and seeks damages in an unspecified amount. Society and the defendant officers have denied the allegations of the amended complaint and on July 14, 1995 filed a motion for summary judgment. On December 11, 1996, a hearing was held on the motion, but the court has not yet rendered a decision.

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

   Fidelity Acceptance Corporation Litigation. Fidelity Acceptance Corporation ("FAC"), an indirect subsidiary of the Corporation that is engaged in consumer lending, and/or certain of FAC's subsidiaries (collectively referred to as FAC), are defendants in class action and other lawsuits brought in various states by FAC borrowers. These lawsuits, which include claims for punitive damages, often for large dollar amounts, challenge various of FAC's lending and insurance practices, including, among others, the placing of collateral protection insurance, calculating the amount of credit life insurance, and the determination of applicable interest rates.

   Management, after reviewing all actions and proceedings pending against the Corporation and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to the Corporation's results of operations or financial condition.

 ITEM 3A.   EXECUTIVE OFFICERS OF THE CORPORATION.

   Information with respect to the executive officers of the Corporation, as of March 1, 1997, is set forth below. Executive Officers are generally elected annually by the Board of Directors and hold office until the following year and until their successors are chosen and qualified, unless they sooner resign, retire, die or are removed. Except where otherwise noted, the positions listed for the officers are for both the Corporation and FNBB.

                                                               EXECUTIVE OFFICER
                                                               -----------------
           NAME              AGE       CURRENT POSITION              SINCE
---------------------------  ---  ---------------------------  -----------------

Charles K. Gifford            54  Chief Executive Officer of                1987
                                  the Corporation and
                                  Chairman and Chief
                                  Executive Officer of FNBB
William M. Crozier, Jr.       64  Chairman of the Board of                  1996
                                  the Corporation and Senior
                                  Chairman of FNBB
Henrique de Campos
 Meirelles                    51  President and Chief                       1994
                                  Operating Officer
William J. Shea               49  Vice Chairman, Chief                      1993
                                  Financial Officer and
                                  Treasurer of the
                                  Corporation and Vice
                                  Chairman and Chief
                                  Financial Officer of FNBB
Paul F. Hogan                 52  Vice Chairman, Corporate                  1993
                                  Banking
Susannah M. Swihart           41  Executive Vice President,                 1993
                                  Chief of Staff
Guilliaem Aertsen IV          49  Executive Vice President,                 1993
                                  Global Asset Management
Melville E. Blake III         42  Executive Director,                       1993
                                  Strategic Planning
Robert L. Champion, Jr.       52  Executive Director,                       1993
                                  Corporate Administrative
                                  Services
Carlos Craide                 49  Regional Manager, Brazil                  1996
Helen G. Drinan               49  Executive Vice President,                 1993
                                  Human Resources
Thomas J. Hollister           42  Executive Vice President,                 1993
                                  Consumer and Small
                                  Business Banking
Ali Inanilan                  52  Executive Director, Finance               1996
Ira A. Jackson                48  Executive Vice President,                 1987
                                  External Affairs
Robert T. Jefferson           49  Comptroller                               1993
John A. Kahwaty               46  Executive Director,                       1996
                                  Investor Relations
Lindsey C. Lawrence           59  Executive Vice President,                 1996
                                  Consumer Marketing and
                                  Technology Banking
Michael R. Lezenski           49  Executive Director,                       1993
                                  Technology and System
                                  Services
Mark A. MacLennan             43  Executive Vice President,                 1993
                                  Global Financial Services
Peter J. Manning              58  Executive Vice President,                 1990
                                  Mergers and Acquisitions
John L. Mastromarino          43  Executive Vice President,                 1995
                                  Risk Management
Kathleen M. McGillycuddy      47  Executive Director, Global                1996
                                  Treasury
Joanne E. Nuzzo               54  Executive Director,                       1994
                                  Banking Operations
Richard A. Remis              42  Executive Vice President, New             1993
                                  England Corporate Banking
Manuel R. Sacerdote           54  Regional Manager, Southern                1994
                                  Cone (Argentina, Uruguay,
                                  Chile)
Gary A. Spiess                56  General Counsel and Clerk                 1987
                                  of the Corporation and
                                  General Counsel, Secretary
                                  & Cashier of FNBB
Bradford H. Warner            45  Executive Vice President,                 1989
                                  Global Capital Markets


   All of the foregoing individuals have been officers of the Corporation or one of its subsidiaries for the past five years, except for Messrs. Crozier, Blake, Craide and Inanilan, Ms. Lawrence and Messrs. Mastromarino and Shea. Prior to joining the Corporation in July, 1996, Mr. Crozier had served as Chairman of the Board and Chief Executive Officer of BayBanks since 1974. Mr. Blake joined the Corporation in 1992 and prior to that time had been Vice President of the MAC Group/Gemini Consulting since 1988. Mr. Craide came to the Corporation in October, 1996 from Citibank, N.A., where he had served for several years as head of Corporate Banking and Bank Products in Brazil. Mr. Inanilan joined the Corporation in 1993 from Coopers & Lybrand, where he had served as a partner since 1986. Prior to assuming her current position with the Corporation, Ms. Lawrence was employed by BayBank Systems, Inc., a BayBanks subsidiary, as President and Chief Operating Officer from 1988 to 1994 and as President and Chief Executive Officer from 1994 to September, 1996. Mr. Mastromarino came to the Corporation in 1995 from the OCC, where he had served as Examiner-in-Charge of the OCC's London office from 1993 to 1995, and prior to that time had been the OCC's Examiner-in-Charge at the Corporation since 1988. Mr. Shea joined the Corporation in 1993 from Coopers & Lybrand, where he had served as a partner since 1983 and as Vice Chairman since 1991.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The information required by this Item is presented on pages 20, 21 and 48 of the Corporation's 1996 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is hereby incorporated by reference.

 ITEM 6.  SELECTED FINANCIAL DATA.

   The "Consolidated Selected Financial Data" of the Corporation for the six years ended December 31, 1996 appears on pages 20 and 21 of the Corporation's 1996 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is hereby incorporated by reference.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The information in response to this Item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 43 of the Corporation's 1996 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is hereby incorporated by reference.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The financial statements and supplementary data required by this Item are included on the pages of the Corporation's 1996 Annual Report to Stockholders indicated below, which pages are included in Exhibit 13 hereto, and such statements and data are hereby incorporated by reference.

                                                              PAGE OF 1996 ANNUAL
                                                             REPORT TO STOCKHOLDERS

Summary of Quarterly Consolidated Financial Information
    and Common Stock Data..................................            48

Report of Independent Accountants..........................            50

Bank of Boston Corporation:

Consolidated Balance Sheet as of December 31, 1996
    and 1995...............................................            51
Consolidated Statement of Income for the years
    ended December 31, 1996, 1995 and 1994.................            52
Consolidated Statement of Changes in Stockholders' Equity
    for the years ended December 31, 1996, 1995 and 1994...            53
Consolidated Statement of Cash Flows for the years
    ended December 31, 1996, 1995 and 1994.................            54
Notes to Financial Statements..............................      55 through 80

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The standard specifies the computation, presentation and disclosure requirements for earnings per share, and will simplify the computation required by existing guidelines. The standard is effective for financial statements issued for periods ending after December 15, 1997, and must be applied prospectively. The Corporation does not expect that, upon adoption, this standard will have a material effect on its calculation of earnings per share.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information concerning the Executive Officers of the Corporation which responds to this Item is contained in the response to Item 3A contained in Part I of this Report and is hereby incorporated by reference herein. The information that responds to this Item with respect to Directors is contained under the heading "Election of Directors" in the Corporation's definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement"). Information with respect to compliance by the Corporation's directors and executive officers with Section 16(a) of the Exchange Act is contained under the heading "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement. The foregoing information from the Proxy Statement is hereby incorporated by reference.

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

 (a)(3) Exhibits

      3(a) - Restated Articles of Organization of the Corporation, as amended through April 26, 1996, incorporated herein by reference to
                Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 1-6522).

      3(b) - By-Laws of the Corporation, as amended through October 24, 1996, incorporated herein by reference to Exhibit 3(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-6522).

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

      4(c) - Indenture dated as of June 15, 1987 defining the rights of holders of the Corporation's 9 1/2% Subordinated Equity Contract Notes due 1997, incorporated herein by reference to Exhibit 4(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-6522).

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      4(d) - Subordinated Indenture dated as of June 15, 1992, as amended by the First Supplemental Indenture dated as of June 24, 1993, and forms of notes defining rights of the holders of the Corporation's 6 7/8% Subordinated Notes due 2003, the 6 5/8% Subordinated Notes due 2005, and the 6 5/8% Subordinated Notes due 2004, incorporated herein by reference to Exhibit 4(d) to the Corporation's Registration Statement on Form S-3 (Registration Numbers 33-48418 and 33-52571), Exhibits 4(e) and 4(f) to the Corporation's Current Report on Form 8-K dated June 24, 1993, Exhibit 4 to the Corporation's Current Report on Form 8-K dated November 15, 1993, and Exhibit 4 to the Corporation's Current Report on Form 8-K dated January 5, 1994 (File No. 1-
                6522).

      4(e) - Senior Indenture dated as of June 15, 1992, and forms of notes defining rights of the holders of the Corporation's Senior Floating Rate Medium-Term Notes Due Nine Months or More from the Date of Issue, incorporated herein by reference to Exhibit 4(c) to the Corporation's Registration Statement on Form S-3 (Registration Numbers 33-48418 and 33-52571), Exhibit 4 to the Corporation's Current Report on Form 8-K dated June 15, 1994 and
                Exhibit 4(b) to the Corporation's Current Report on Form 8-K dated December 16, 1994 (File No. 1-6522).

      4(f) - Rights Agreement, dated as of June 28, 1990, between the Corporation and FNBB, as Rights Agent, and the description of the Rights, incorporated herein by reference to the Corporation's registration statement on Form 8-A relating to the Rights and to Exhibit 1 of such registration statement (File No. 1-6522).

      4(g) - Amendment, dated December 12, 1995, to the Corporation's Rights Agreement, incorporated herein by reference to Exhibit 4(b) to the Corporation's Current Report on Form 8-K dated July 25, 1996 (File No. 1-6522).

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

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      4(j) - Indenture dated as of November 26, 1996 defining the rights of holders of the Corporation's 8.25% Series A Junior Subordinated Deferrable Interest Debentures due 2026 and its 8.25% Series B Junior Subordinated Deferrable Interest Debentures due 2026, incorporated herein by reference to Exhibit 4.1 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19083).

      4(k) - Form of Certificate for the Corporation's 8.25% Series B Junior Subordinated Deferrable Interest Debentures due 2026, incorporated herein by reference to Exhibit 4.1 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19083).

      4(l) - Certificate of Trust of BankBoston Capital Trust I dated as of November 20, 1996, incorporated herein by reference to Exhibit 4.3 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19083).

      4(m) - Declaration of Trust of BankBoston Capital Trust I dated as of November 20, 1996, incorporated herein by reference to Exhibit 4.4 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19083).

      4(n) - Amended and Restated Declaration of Trust of BankBoston Capital Trust I dated as of November 26, 1996, incorporated herein by reference to Exhibit 4.5 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19083).

      4(o) - Form of Certificate for the 8.25% Series B Capital Securities of BankBoston Capital Trust I, incorporated herein by reference to
              Exhibit 4.5 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19083).

      4(p) - Form of Guarantee Agreement in respect of the 8.25% Series B Capital Securities of BankBoston Capital Trust I, incorporated herein by reference to Exhibit 4.7 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19083).

      4(q) - Registration Rights Agreement dated as of November 26, 1996, relating to the 8.25% Series A Capital Securities of BankBoston Capital Trust I, incorporated herein by reference to Exhibit 4.8 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19083).

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      4(r) - Indenture dated as of December 10, 1996 defining the rights of holders of the Corporation's 7 3/4% Series A Junior Subordinated Deferrable Interest Debentures due 2026 and its 7 3/4% Series B Junior Subordinated Deferrable Interest Debentures due 2026, incorporated herein by reference to Exhibit 4.1 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19111).

      4(s) - Form of Certificate for the Corporation's 7 3/4% Series B Junior Subordinated Deferrable Interest Debentures due 2026, incorporated herein by reference to Exhibit 4.1 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19111).

      4(t) - Certificate of Trust of BankBoston Capital Trust II dated as of December 3, 1996, incorporated herein by reference to Exhibit 4.3 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19111).

      4(u) - Declaration of Trust of BankBoston Capital Trust II dated as of December 3, 1996, incorporated herein by reference to Exhibit 4.4 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19111).

      4(v) - Amended and Restated Declaration of Trust of BankBoston Capital Trust II dated as of December 10, 1996, incorporated herein by reference to Exhibit 4.5 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19111).

      4(w) - Form of Certificate for the 7 3/4% Series B Capital Securities of BankBoston Capital Trust II, incorporated herein by reference to Exhibit 4.5 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19111).

      4(x) - Form of Guarantee Agreement in respect of the 7 3/4% Series B Capital Securities of BankBoston Capital Trust II, incorporated herein by reference to Exhibit 4.7 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19111).

      4(y) - Registration Rights Agreement dated as of December 10, 1996, relating to the 7 3/4% Series A Capital Securities of BankBoston Capital Trust II, incorporated herein by reference to Exhibit 4.8 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19111).

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

      10(c)  -  Bank of Boston Corporation and its Subsidiaries Performance
                Recognition Opportunity Plan, as amended effective June 23, 1994, incorporated herein by reference to Exhibit 10(c) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

      10(d) - Bank of Boston Corporation Executive Deferred Compensation Plan, as amended, effective June 23, 1994, incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-
                6522).*

      10(e)  -  The First National Bank of Boston Bonus Supplemental Employee
                Retirement Plan, as amended, through June 23, 1994, incorporated herein by reference to Exhibit 10(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

      10(f)  -  Description of the Corporation's Supplemental Life Insurance
                Plan, incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 1-6522).*

      10(g)  -  The First National Bank of Boston Excess Benefit Supplemental
                Employee Retirement Plan, as amended, effective June 23, 1994, incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

      10(h) - Bank of Boston Corporation 1991 Long-Term Stock Incentive Plan, as amended, effective February 13, 1995, incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-
                6522).*

 -----------------------------------------------
 * Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

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

      10(o)  -  The First National Bank of Boston Directors Deferred
                Compensation Plan effective March 28, 1991, incorporated herein by reference to Exhibit 10(r) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-
                6522).*

      10(p) - Bank of Boston Corporation 1996 Long-Term Incentive Plan effective as of January 1, 1997, incorporated herein by reference to Exhibit G to the Joint Proxy Statement-Prospectus included in the Corporation's Registration Statement on Form S-4 (Registration No. 333-01761).*

 -------------------------------------------------
 * Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      10(q)  -  1978 Stock Option Plan for Key Employees of BayBanks, Inc., and
                Affiliates, as amended, incorporated herein by reference to
                Exhibit 10.1 to BayBanks' Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-959).*

      10(r)  -  Amendment dated October 27, 1994 to 1978 Stock Option Plan for
                Key Employees of BayBanks, Inc. and Affiliates, incorporated herein by reference to Exhibit 10.1 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-959).*

      10(s)  -  1988 Stock Option Plan for Key Employees of BayBanks, Inc., and
                Affiliates, as amended, incorporated herein by reference to
                Exhibit 10.2 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-959).*

      10(t) - BayBanks, Inc., Incentive Compensation Plan, as amended, incorporated herein by reference to Exhibit 10.5 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-959).*

      10(u) - BayBanks Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 19.6 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-959).*

      10(v)  -  First Amendment dated February 26, 1992, to BayBanks
                Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10.8 to BayBanks' Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-959).*

      10(w)  -  Second Amendment dated July 19, 1994 to BayBanks Supplemental
                Executive Retirement Plan, incorporated herein by reference to
                Exhibit 10.2 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-959).*

      10(x)  -  Third Amendment dated October 27, 1994 to BayBanks Supplemental
                Executive Retirement Plan, incorporated herein by reference to
                Exhibit 10.8 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-959).*

 -------------------------------------------------
 * Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      10(y)  -  Fourth Amendment dated December 10, 1996 to BayBanks
                Supplemental Executive Retirement Plan.*

      10(z)  -  Fifth Amendment dated November 27, 1996 to BayBanks Supplemental
                Executive Retirement Plan.*

      10(aa) - BayBanks Profit Sharing Excess Benefit Plan, incorporated herein by reference to Exhibit 10.1 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993
                (File No. 0-959).*

      10(bb) - First Amendment to BayBanks Profit Sharing Excess Benefit Plan, incorporated herein by reference to Exhibit 10.1 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-959).*

      10(cc) - BayBanks Deferred Payment Plans Trust Agreement, incorporated herein by reference to Exhibit 19 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-
                959).*

      10(dd)  - First Amendment dated October 27, 1994 to BayBanks Deferred
                Payment Plans Trust Agreement, incorporated herein by reference to Exhibit 10.10 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-959).*

      10(ee) - Employment Agreement dated as of December 12, 1995 by and among the Corporation, BayBanks, Inc., and William M. Crozier, Jr., incorporated herein by reference to Exhibit 99(d) to the Corporation's Registration Statement on Form S-4 (Registration No. 333-01761).*

      10(ff)  - Lease dated as of September 1, 1991 between The First National
                Bank of Boston and Equitable Federal Street Realty Company Limited Partnership, incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-6522).

      10(gg)  - Amendment of Lease dated as of July 2, 1993 between The First
                National Bank of Boston and Equitable Federal Street Realty Company Limited Partnership.

 -------------------------------------------------
 * Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    10(hh)    -  Amendment of Lease dated as of March 31, 1994 between The First
                 National Bank of Boston and Equitable Federal Street Realty
                 Company Limited Partnership.

    10(ii)    -  Amendment of Lease dated as of April 1, 1994 between The First
                 National Bank of Boston and Equitable Federal Street Realty
                 Company Limited Partnership.

    10(jj)    -  Amendment of Lease dated as of March 31, 1996 between The First
                 National Bank of Boston and Equitable Federal Street Realty
                 Company Limited Partnership.

    10(kk)    -  Amendment of Lease dated as of October 1, 1996 between The
                 First National Bank of Boston and Equitable Federal Street
                 Realty Company Limited Partnership.

    11        -  Computation of earnings per common share.

    12(a)     -  Computation of the Corporation's Consolidated Ratio of Earnings
                 to Fixed Charges (excluding interest on deposits).

    12(b)     -  Computation of the Corporation's Consolidated Ratio of Earnings
                 to Fixed Charges (including interest on deposits).

    12(c)     -  Computation of the Corporation's Consolidated Ratio of Earnings
                 to Combined Fixed Charges and Preferred Stock Dividend
                 Requirements (excluding interest on deposits).

    12(d)     -  Computation of the Corporation's Consolidated Ratio of Earnings
                 to Combined Fixed Charges and Preferred Stock Dividend
                 Requirements (including interest on deposits).

    13        -  Pages 20 through 48 and 50 through 80 of the Corporation's 1996
                 Annual Report to Stockholders.

    21        -  List of subsidiaries of Bank of Boston Corporation.

    23        -  Consent of Independent Accountants.

    24        -  Power of attorney of certain officers and directors (included on pages II-1 through II-2).

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    27        -  Financial Data Schedule

    99        -  Notice of Annual Meeting and Proxy Statement for the Annual
                 Meeting of the Corporation's Stockholders to be held April 24, 1997, incorporated herein by reference to the Corporation's filing under Regulation 14A of the Exchange Act. (File No.
                 1-6522).

 (b) During the fourth quarter of 1996, the Corporation filed one Current Report on Form 8-K. The current report, dated October 17, 1996, contained information pursuant to items 5 and 7 of Form 8-K. The Corporation also filed a Current Report on Form 8-K dated January 16, 1997, which contained information pursuant to items 5 and 7 of Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, and the Commonwealth of Massachusetts, on the 19th day of March, 1997.

                               BANK OF BOSTON CORPORATION


                               By  /s/ CHARLES K. GIFFORD
                                 -----------------------------
                                      (Charles K. Gifford)
                                     (Chief Executive Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates listed below. By so signing, each of the undersigned, in his or her capacity as a director or officer, or both, as the case may be, of the Corporation, does hereby appoint Charles K. Gifford, William M. Crozier, Jr., Henrique de Campos Meirelles, William J. Shea, Kathleen M. McGillycuddy, Robert
 T. Jefferson and Gary A. Spiess, and each of them severally, or if more than one acts, a majority of them, his or her true and lawful attorneys or attorney to execute in his or her name, place and stead, in his or her capacity as a director or officer or both, as the case may be, of the Corporation, any and all amendments to said report and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of each of the undersigned, in any and all capacities, every act whatsoever requisite or necessary to be done in the premises as fully and to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and approving the acts of said attorneys and each of them.

         SIGNATURE                          TITLE                           DATE
        -----------                         -----                          ------

/s/ CHARLES K. GIFFORD              Chief Executive Officer and
--------------------------------    Director (Chief Executive           March 19, 1997
   (Charles K. Gifford)             Officer)

/s/ WILLIAM M. CROZIER, JR.         Chairman of the Board               March 19, 1997
--------------------------------    and Director
  (William M. Crozier, Jr.)

/s/ HENRIQUE DE CAMPOS MEIRELLES    President and Chief Operating
--------------------------------    Officer and Director                March 19, 1997
(Henrique de Campos Meirelles)

/s/ WILLIAM J. SHEA                 Vice Chairman, Chief Financial
--------------------------------    Officer and Treasurer (Chief
     (William J. Shea)              Financial Officer)                  March 19, 1997

/s/ ROBERT T. JEFFERSON
--------------------------------    Comptroller(Chief Accounting        March 19, 1997
   (Robert T. Jefferson)            Officer)


           SIGNATURE              TITLE                   DATE
           ---------              -----                   ----

/s/ WAYNE A. BUDD                 Director           March 19, 1997
-------------------------
    (Wayne A. Budd)


/s/ JOHN A. CERVIERI JR.          Director           March 19, 1997
-------------------------
  (John A. Cervieri Jr.)


/s/ WILLIAM F. CONNELL            Director           March 19, 1997
-------------------------
   (William F. Connell)


/s/ GARY L. COUNTRYMAN            Director           March 19, 1997
-------------------------
   (Gary L. Countryman)


/s/ ALICE F. EMERSON              Director           March 19, 1997
-------------------------
   (Alice F. Emerson)


/s/ THOMAS J. MAY                 Director           March 19, 1997
-------------------------
   (Thomas J. May)


/s/ DONALD F. MCHENRY             Director           March 19, 1997
-------------------------
   (Donald F. McHenry)


/s/ PAUL C. O'BRIEN               Director           March 19, 1997
-------------------------
   (Paul C. O'Brien)


/s/ THOMAS R. PIPER               Director           March 19, 1997
-------------------------
   (Thomas R. Piper)


/s/ JOHN W. ROWE                  Director           March 19, 1997
-------------------------
   (John W. Rowe)


/s/ RICHARD A. SMITH              Director           March 19, 1997
-------------------------
   (Richard A. Smith)


/s/ GLENN P. STREHLE              Director           March 19, 1997
-------------------------
   (Glenn P. Strehle)


/s/ WILLIAM C. VAN FAASEN         Director           March 19, 1997
-------------------------
   (William C. Van Faasen)


/s/ THOMAS B. WHEELER             Director           March 19, 1997
-------------------------
   (Thomas B. Wheeler)


/s/ ALFRED M. ZEIEN               Director           March 19, 1997
-------------------------
    (Alfred M. Zeien)