Form 10-Q
period 1997-03-31
BANK OF BOSTON CORP
filed 1997-05-15
CIK 36672

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(MARK ONE)

 (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

 ( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER 1-6522

                            BANKBOSTON CORPORATION
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

                          BANK OF BOSTON CORPORATION

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1997:

  Common Stock, $1.50 par value_____________________________________146,867,354

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BANKBOSTON CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 CONSOLIDATED SELECTED FINANCIAL DATA....................................    3
 PART I  FINANCIAL INFORMATION
 ITEM 1. Financial Statements
         BankBoston Corporation and Subsidiaries
         Consolidated Balance Sheet.....................................     4
         Consolidated Statement of Income...............................     6
         Consolidated Statement of Changes in Stockholders' Equity......     7
         Consolidated Statement of Cash Flows...........................     8
         Notes to Financial Statements..................................     9
 ITEM 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    13
 PART II OTHER INFORMATION
 ITEM 1. Legal Proceedings..............................................    35
 ITEM 4. Submission of Matters to a Vote of Security Holders............    35
 ITEM 6. Exhibits and Reports on Form 8-K...............................    36
 SIGNATURES..............................................................   37
 LIST OF TABLES
    Consolidated Average Balance Sheet--Nine Quarters....................   30
    Consolidated Statement of Income--Nine Quarters......................   31
    Average Balances and Interest Rates--Quarter.........................   32
    Change in Net Interest Revenue--Volume and Rate Analysis.............   34

                             BANKBOSTON CORPORATION

                      CONSOLIDATED SELECTED FINANCIAL DATA

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                             1997       1996
                            -------    -------
QUARTERS ENDED MARCH 31
INCOME STATEMENT DATA(1)
Net interest revenue......  $   620    $   566
Provision for credit loss-
 es.......................       60         57
Noninterest income........      330        285
Noninterest expense.......      544        527
Net income................      207        155
Per common share
  Primary.................     1.29        .94
  Fully diluted...........     1.27        .93
Market value per common
 share
  High....................       78 3/4     50
  Low.....................       63 7/8     41 5/8
AT MARCH 31
BALANCE SHEET DATA(1)
Loans and lease financ-
 ing......................  $41,019    $39,268
Total assets..............   64,780     58,015
Deposits..................   42,307     41,349
Total stockholders' equi-
 ty.......................    4,861      4,686
Book value per common
 share....................    28.67      27.14
Regulatory capital ratios
 Risk-based capital ratios
  Tier 1..................      9.0%       8.7%
  Total...................     13.0       12.9
 Leverage ratio...........      7.8        7.4

--------
(1) Financial data for 1996 has been restated to give retroactive effect to the acquisition of BayBanks, Inc., which was completed in July 1996 and accounted for as a pooling of interests.

                             BANKBOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           MARCH 31  DECEMBER 31
                                                             1997       1996
                                                           --------  -----------
                          ASSETS
Cash and due from banks................................... $  3,841   $  4,273
Interest bearing deposits in other banks..................    1,968      1,634
Federal funds sold and securities purchased under
 agreements to resell.....................................    2,304      1,857
Trading securities........................................    1,482      1,238
Securities
  Available for sale......................................    9,082      7,804
  Held to maturity (fair value of $680 in 1997 and $675 in
   1996)..................................................      692        680
Loans and lease financing
  United States Operations................................   31,175     31,175
  International Operations................................    9,844      9,886
                                                           --------   --------
   Total loans and lease financing (net of unearned income
    of $359 in 1997 and $380 in 1996).....................   41,019     41,061
Reserve for credit losses.................................     (864)      (883)
                                                           --------   --------
  Net loans and lease financing...........................   40,155     40,178
Premises and equipment, net...............................      927        894
Due from customers on acceptances.........................      544        438
Accrued interest receivable...............................      561        546
Other assets..............................................    3,224      2,764
                                                           --------   --------
TOTAL ASSETS.............................................. $ 64,780   $ 62,306
                                                           ========   ========


   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (CONTINUED)

                                                           MARCH 31  DECEMBER 31
                                                             1997       1996
                                                           --------  -----------
           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 Domestic offices
  Noninterest bearing..................................... $ 7,556     $ 8,340
  Interest bearing........................................  24,404      24,709
 Overseas offices
  Noninterest bearing.....................................     880         751
  Interest bearing........................................   9,467       9,031
                                                           -------     -------
    Total deposits........................................  42,307      42,831
Funds borrowed
 Federal funds purchased..................................   2,184         527
 Term federal funds purchased.............................   1,416       1,442
 Securities sold under agreements to repurchase...........   2,873       2,034
 Other funds borrowed.....................................   5,366       5,155
Acceptances outstanding...................................     544         448
Accrued expenses and other liabilities....................   2,021       1,614
Notes payable.............................................   2,708       2,821
Guaranteed preferred beneficial interest in Corporation's
 junior subordinated debt.................................     500         500
                                                           -------     -------
TOTAL LIABILITIES.........................................  59,919      57,372
                                                           -------     -------
Commitments and contingencies
Stockholders' equity
 Preferred stock without par value
  Authorized shares--10,000,000
  Issued and outstanding shares--4,593,941................     508         508
 Common stock, par value $1.50
  Authorized shares--300,000,000
  Issued shares--154,265,361 in 1997 and 153,172,672 in
   1996
  Outstanding shares--151,806,747 in 1997 and 153,172,672
   in 1996................................................     231         230
 Surplus..................................................   1,259       1,202
 Retained earnings........................................   3,038       2,925
 Net unrealized gain on securities available for sale, net
  of tax..................................................      21          76
 Treasury stock, at cost (2,458,614 shares in 1997).......    (187)
 Cumulative translation adjustments, net of tax...........      (9)         (7)
                                                           -------     -------
TOTAL STOCKHOLDERS' EQUITY................................   4,861       4,934
                                                           -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................ $64,780     $62,306
                                                           =======     =======

    The accompanying notes are an integral part of the financial statements.

                             BANKBOSTON CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                1997     1996
                                                              -------- --------
QUARTERS ENDED MARCH 31
INTEREST INCOME
  Loans and lease financing, including fees.................. $    975 $    978
  Securities.................................................      170      137
  Trading securities.........................................       28       41
  Mortgages held for sale....................................                17
  Federal funds sold and securities purchased under
   agreements to resell......................................       68       43
  Deposits in other banks....................................       34       24
                                                              -------- --------
    Total interest income....................................    1,275    1,240
                                                              -------- --------
INTEREST EXPENSE
  Deposits of domestic offices...............................      229      233
  Deposits of overseas offices...............................      171      187
  Funds borrowed.............................................      193      211
  Notes payable..............................................       62       43
                                                              -------- --------
    Total interest expense...................................      655      674
                                                              -------- --------
NET INTEREST REVENUE.........................................      620      566
  Provision for credit losses................................       60       57
                                                              -------- --------
  Net interest revenue after provision for credit losses.....      560      509
                                                              -------- --------
NONINTEREST INCOME
  Financial service fees.....................................      138       52
  Trust and agency fees......................................       66       57
  Trading profits and commissions............................       19       13
  Net securities gains.......................................        9       13
  Other income...............................................       98      150
                                                              -------- --------
    Total noninterest income.................................      330      285
                                                              -------- --------
NONINTEREST EXPENSE
  Salaries...................................................      258      241
  Employee benefits..........................................       53       52
  Occupancy expense..........................................       51       51
  Equipment expense..........................................       36       34
  Other expense..............................................      146      149
                                                              -------- --------
    Total noninterest expense................................      544      527
                                                              -------- --------
Income before income taxes...................................      346      267
Provision for income taxes...................................      139      112
                                                              -------- --------
NET INCOME................................................... $    207 $    155
                                                              ======== ========
NET INCOME APPLICABLE TO COMMON STOCK........................ $    198 $    146
                                                              ======== ========
PER COMMON SHARE
Net income
  Primary.................................................... $   1.29 $    .94
  Fully diluted.............................................. $   1.27 $    .93
Dividends declared........................................... $    .44 $    .37
AVERAGE NUMBER OF COMMON SHARES (IN THOUSANDS)
  Primary....................................................  153,421  154,988
  Fully diluted..............................................  155,592  156,844

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN MILLIONS)

                                                                1997    1996
                                                               ------  ------
QUARTERS ENDED MARCH 31
PREFERRED STOCK
Balance, January 1............................................ $  508  $  508
                                                               ------  ------
Balance, March 31.............................................    508     508
                                                               ------  ------
COMMON STOCK
Balance, January 1............................................    230     350
Common stock issued
 Exercise of stock options....................................      1
 Restricted stock grants, net of forfeitures..................              1
                                                               ------  ------
Balance, March 31.............................................    231     351
                                                               ------  ------
SURPLUS
Balance, January 1............................................  1,202   1,240
Dividend reinvestment and common stock purchase plan..........      4
Exercise of stock options.....................................     10     (11)
Additional purchase price for prior business combination......      7
Restricted stock grants.......................................     19       2
Other, principally employee benefit plans.....................     17       6
                                                               ------  ------
Balance, March 31.............................................  1,259   1,237
                                                               ------  ------
RETAINED EARNINGS
Balance, January 1............................................  2,925   2,548
Net income....................................................    207     155
Restricted stock grants.......................................    (17)     (9)
Payment on ESOP loan..........................................              3
Cash dividends declared
 Preferred stock..............................................     (9)    (10)
 Common stock.................................................    (68)    (53)
                                                               ------  ------
Balance, March 31.............................................  3,038   2,634
                                                               ------  ------
NET UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE
Balance, January 1............................................     76      82
Change in net unrealized gain on securities available for
 sale, net of tax.............................................    (55)    (32)
                                                               ------  ------
Balance, March 31.............................................     21      50
                                                               ------  ------
TREASURY STOCK
Balance, January 1............................................            (22)
Purchases of treasury stock...................................   (191)   (121)
Treasury stock reissued
 Dividend reinvestment and common stock purchase plan.........             10
 Exercise of stock options....................................      3      23
 Additional purchase price for prior business combination.....              7
 Restricted stock grants......................................      1      10
 Other, principally employee benefit plans....................              4
                                                               ------  ------
Balance, March 31.............................................   (187)    (89)
                                                               ------  ------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1............................................     (7)     (4)
Change in translation adjustments, net of tax.................     (2)     (1)
                                                               ------  ------
Balance, March 31.............................................     (9)     (5)
                                                               ------  ------
TOTAL STOCKHOLDERS' EQUITY, MARCH 31.......................... $4,861  $4,686
                                                               ======  ======

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN MILLIONS)

                                                               1997     1996
                                                              -------  -------
QUARTERS ENDED MARCH 31
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $   207  $   155
Reconciliation of net income to net cash provided from (used for) operating activities
  Provision for credit losses...............................       60       57
  Depreciation and amortization.............................       39       34
  Provision for deferred taxes..............................        3       50
  Net gains on sales of securities and other assets.........      (46)    (108)
  Change in trading securities..............................     (244)    (179)
  Net change in mortgages held for sale.....................               134
  Net change in interest receivables and payables...........      (56)      27
  Other, net................................................      (45)     (24)
                                                              -------  -------
    Net cash provided from (used for) operating activities..      (82)     146
                                                              -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used for interest bearing deposits in other banks..     (334)     (72)
Net cash used for federal funds sold and securities
 purchased under agreements to resell.......................     (447)     (36)
Securities available for sale
  Sales.....................................................      331      963
  Maturities................................................      520    1,272
  Purchases.................................................   (2,268)  (1,968)
Securities held to maturity
  Maturities................................................        9       12
  Purchases.................................................      (22)     (46)
Loans and lease financing originated by nonbank entities....   (8,464)  (3,378)
Loans and lease financing collected by nonbank entities.....    8,311    3,064
Proceeds from sales of loan portfolios by bank
 subsidiaries...............................................    1,295
Net cash used for lending and lease activities of bank
 subsidiaries...............................................   (1,193)    (172)
Proceeds from sales of other real estate owned..............        5       10
Expenditures for premises and equipment.....................      (64)     (59)
Proceeds from sales of business units, premises and
 equipment..................................................        7      144
Other, net..................................................      163       60
                                                              -------  -------
    Net cash used for investing activities..................   (2,151)    (206)
                                                              -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided from (used for) deposits..................     (524)     171
Net cash provided from (used for) funds borrowed............    2,681     (753)
Repayments of notes payable.................................     (199)     (50)
Net proceeds from issuance of notes payable.................       86      360
Net proceeds from issuance of common stock..................       27       27
Purchases of treasury stock.................................     (191)    (121)
Dividends paid..............................................      (77)     (63)
                                                              -------  -------
    Net cash provided from (used for) financing activities..    1,803     (429)
Effect of foreign currency translation on cash..............       (2)      (6)
                                                              -------  -------
NET CHANGE IN CASH AND DUE FROM BANKS.......................     (432)    (495)
CASH AND DUE FROM BANKS AT JANUARY 1........................    4,273    3,561
                                                              -------  -------
CASH AND DUE FROM BANKS AT MARCH 31.........................  $ 3,841  $ 3,066
                                                              =======  =======
Interest payments made......................................  $   696  $ 1,057
Income tax payments made....................................  $   112  $    71

   The accompanying notes are an integral part of these financial statements.

                            BANKBOSTON CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1.The accompanying interim consolidated financial statements of BankBoston Corporation (the Corporation) are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Prior period financial statements have been restated to give retroactive effect to the acquisition of BayBanks, Inc. (BayBanks) completed in July 1996, which was accounted for as a pooling of interests. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Corporation's 1996 Annual Report on Form 10-K.

2. SECURITIES:

  A summary comparison of securities available for sale by type is as follows:

                                             MARCH 31, 1997  DECEMBER 31, 1996
                                             --------------- -------------------
                                                    CARRYING          CARRYING
                                              COST   VALUE    COST      VALUE
                                             ------ -------- -------- ----------
                                                       (IN MILLIONS)
U.S. Treasury............................... $2,011  $1,998  $  1,669  $  1,675
U.S. government agencies and corporations--
 mortgage-backed securities.................  4,651   4,617     3,789     3,801
States and political subdivisions...........    182     182       172       173
Foreign debt securities.....................  1,275   1,308     1,095     1,133
Other debt securities.......................    170     170       250       256
Marketable equity securities................    167     210       156       217
Other equity securities.....................    597     597       549       549
                                             ------  ------  --------  --------
                                             $9,053  $9,082  $  7,680  $  7,804
                                             ======  ======  ========  ========

  Other equity securities included in securities available for sale are not traded on established exchanges and are carried at cost.

  A summary comparison of securities held to maturity by type is as follows:

                                         MARCH 31, 1997     DECEMBER 31, 1996
                                      -------------------- --------------------
                                      AMORTIZED            AMORTIZED
                                        COST    FAIR VALUE   COST    FAIR VALUE
                                      --------- ---------- --------- ----------
                                                    (IN MILLIONS)
U.S. Treasury........................   $  5       $  5      $  3       $  3
U.S. government agencies and
 corporations--
 mortgage-backed securities..........    529        517       535        530
States and political subdivisions....      5          5         6          6
Other debt securities................      6          6
Foreign debt securities..............     21         21        11         11
Other equity securities..............    126        126       125        125
                                        ----       ----      ----       ----
                                        $692       $680      $680       $675
                                        ====       ====      ====       ====

  Other equity securities included in securities held to maturity represent securities, such as Federal Reserve Bank and Federal Home Loan Bank stock, which are not traded on established exchanges and have only redemption capabilities. Fair values for such securities are considered to approximate cost.

                             BANKBOSTON CORPORATION

3. LOANS AND LEASE FINANCING:

  The following are the details of loan and lease financing balances:

                                                           MARCH 31  DECEMBER 31
                                                             1997       1996
                                                           --------  -----------
                                                              (IN MILLIONS)
United States Operations
 Commercial, industrial and financial..................... $14,203     $13,162
 Commercial real estate
  Construction............................................     265         284
  Other...................................................   3,129       3,240
 Consumer-related loans
  Residential mortgages...................................   3,067       3,184
  Home equity loans.......................................   2,908       2,878
  Credit card loans.......................................   1,404       1,395
  Other...................................................   4,708       5,503
 Lease financing..........................................   1,766       1,816
 Unearned income..........................................    (275)       (287)
                                                           -------     -------
                                                            31,175      31,175
                                                           -------     -------
International Operations
 Loans and lease financing................................   9,928       9,979
 Unearned income..........................................     (84)        (93)
                                                           -------     -------
                                                             9,844       9,886
                                                           -------     -------
                                                           $41,019     $41,061
                                                           =======     =======

                            BANKBOSTON CORPORATION

4. RESERVE FOR CREDIT LOSSES:

  An analysis of the reserve for credit losses is as follows:

                                                                     1997  1996
   QUARTERS ENDED MARCH 31                                           ----  ----
                                                                        (IN
                                                                     MILLIONS)
   BALANCE, BEGINNING OF PERIOD..................................... $883  $890
   Provision........................................................   60    57
   Reserves of entities sold........................................        (12)
   Domestic credit losses
     Commercial, industrial and financial...........................  (20)   (8)
     Commercial real estate.........................................   (1)  (13)
     Consumer-related loans
       Residential mortgages........................................   (2)   (6)
       Credit card loans............................................  (20)   (3)
       Home equity loans............................................   (3)   (3)
       Other........................................................  (43)  (30)
   International credit losses......................................   (8)   (9)
                                                                     ----  ----
         Total credit losses........................................  (97)  (72)
                                                                     ----  ----
   Domestic recoveries
     Commercial, industrial and financial...........................    2     5
     Commercial real estate.........................................    1     2
     Consumer-related loans
       Residential mortgages........................................    1     2
       Credit card loans............................................    1
       Home equity loans............................................    1     1
       Other........................................................    8     7
   International recoveries.........................................    4     4
                                                                     ----  ----
         Total recoveries...........................................   18    21
                                                                     ----  ----
   Net credit losses................................................  (79)  (51)
                                                                     ----  ----
   BALANCE, END OF PERIOD........................................... $864  $884
                                                                     ====  ====

  At March 31, 1997, loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," totaled $231 million, of which $55 million related to loans with no valuation reserve and $176 million related to loans with a valuation reserve of $46 million. At March 31, 1996, impaired loans totaled $264 million, of which $92 million related to loans with no valuation reserve and $172 million related to loans with a valuation reserve of $38 million. For the quarters ended March 31, 1997 and 1996, average impaired loans were approximately $245 million and $253 million, respectively. Interest recognized on impaired loans during these periods was not material.

5. GUARANTEED PREFERRED BENEFICIAL INTEREST IN CORPORATION'S JUNIOR SUBORDINATED DEBT:

  In 1996, BankBoston Capital Trust I and BankBoston Capital Trust II (the Trusts) were formed for the exclusive purpose of issuing capital securities (Trust Securities) and investing the proceeds from the sale of the Trust Securities in junior subordinated debentures issued by the Corporation. The Corporation is the owner of all the beneficial interests of the Trusts represented by common securities, and has unconditionally guaranteed all of the Trusts' obligations under the Trust Securities. In November and December 1996, a total of $500 million of Trust Securities were issued, consisting of $250 million of 8 1/4% Trust Securities issued by BankBoston Capital

                            BANKBOSTON CORPORATION

Trust I and $250 million of 7 3/4% Trust Securities issued by BankBoston Capital Trust II. Both issues of Trust Securities have a liquidation preference of $1,000 per Trust Security and are scheduled to mature on December 15, 2026.

6. CONTINGENCIES:

  The Corporation and its subsidiaries are defendants in a number of legal proceedings arising in the normal course of business. Management, after reviewing all actions and proceedings pending against or involving the Corporation and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to the Corporation's financial condition or results of operations.

7. RESTRUCTURING AND MERGER-RELATED COSTS:

  During 1996, the Corporation recorded $180 million of restructuring and merger-related costs in connection with its acquisition of BayBanks. Included in these costs were employee-related severance and property-related costs; professional fees and other costs of effecting the acquisition; and systems and other costs incurred during the period.

  During the first quarter of 1997, cash outlays charged against the related reserves amounted to $41 million. These cash outlays primarily consisted of early retirement benefits and payments to terminated employees. Approximately 400 employees were either terminated or left the Corporation through enhanced retirement programs during the first quarter of 1997. The remaining reserves of $56 million at March 31, 1997 consist primarily of expected cash outlays related to severance and property-related costs, which are expected to occur throughout the integration process.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                                    GENERAL

  The Corporation's name was changed from "Bank of Boston Corporation" to "BankBoston Corporation" effective April 25, 1997. In addition, the name of the Corporation's principal banking subsidiary, formerly "The First National Bank of Boston," was changed to "BankBoston, N.A." effective April 24, 1997. All prior period information included in this report has been restated to give effect to the Corporation's acquisition of BayBanks, Inc. (BayBanks), which was completed in July 1996 and accounted for as a pooling of interests.

  The Corporation's net income for the first quarter of 1997 was $207 million, compared to $155 million for the first quarter of 1996. Net income per common share was $1.29 on a primary basis and $1.27 on a fully diluted basis in 1997, compared with $.94 on a primary basis and $.93 on a fully diluted basis in 1996. The first quarter of 1996 included a loss of $111 million ($70 million after-tax) related to contracts entered into to protect the value of the Corporation's mortgage servicing rights and the economic value of its mortgage banking subsidiary, offset, in part, by a gain of $60 million ($39 million after-tax) from the completion of the first phase of the sale of this subsidiary. Excluding these items, first quarter 1996 net income was $186 million or $1.13 per share on a fully diluted basis.

  The Corporation continues to take strategic initiatives focused on leveraging its core competencies over attractive markets, and continues to explore, on an ongoing basis, acquisition, divestiture and joint venture opportunities, as well as analyze each of its businesses in the context of competitive advantages, industry dynamics and growth potential. In this connection, in April 1997 the Corporation announced an agreement to sell Ganis Credit Corporation (Ganis), one of its national consumer lending businesses. In March 1997 the Corporation sold approximately $950 million of Ganis loans for a gain of $7.5 million ($4.5 million after-tax). The Corporation is continuing its strategic review of its other national consumer lending businesses (Fidelity Acceptance Corporation and the national credit card portfolio), which have aggregate loans of approximately $2 billion. In addition, the Corporation is evaluating its Regional Consumer business in order to enhance its profitability and value to stockholders. In this regard, the Corporation may take various actions to achieve its goals, which could include a restructuring of certain components of the business.

            NET INTEREST REVENUE--(FULLY TAXABLE EQUIVALENT BASIS)

  This discussion of net interest revenue should be read in conjunction with Average Balances and Interest Rates and Change in Net Interest Revenue--Volume and Rate Analysis, presented elsewhere in this report. For this review of net interest revenue, interest income that is either exempt from federal income taxes or taxed at a preferential rate has been adjusted to a fully taxable equivalent basis. This adjustment has been calculated using a federal income tax rate of 35 percent, plus applicable state and local taxes, net of related federal tax benefits.

  The following table presents a summary of net interest revenue, on a fully taxable equivalent basis, and related average loans and lease financing and average earning asset balances and net interest margin for United States and International Operations.

                                                        1997     1996    CHANGE
QUARTERS ENDED MARCH 31                                -------  -------  ------
                                                       (DOLLARS IN MILLIONS)
United States Operations
  Net interest revenue................................ $   469  $   447  $   22
  Average loans and lease financing...................  31,732   30,432   1,300
  Average earning assets..............................  41,950   39,711   2,239
  Net interest margin.................................    4.54%    4.53%   0.01%
International Operations
  Net interest revenue................................ $   156  $   124  $   32
  Average loans and lease financing...................  10,000    8,747   1,253
  Average earning assets..............................  14,691   12,461   2,230
  Net interest margin.................................    4.30%    3.99%   0.31%
Consolidated
  Net interest revenue................................ $   625  $   571  $   54
  Average loans and lease financing...................  41,732   39,179   2,553
  Average earning assets..............................  56,641   52,172   4,469
  Net interest margin.................................    4.47%    4.40%   0.07%

  Domestic net interest revenue increased $22 million from the 1996 period primarily due to an increase in average earning assets of $2.2 billion, including a $1.3 billion increase in average loan and lease volume. Contributing to the average loan volume increase was a higher level of consumer-related loans, reflecting growth in the credit card portfolio of approximately $800 million and growth in home equity and installment loans of $700 million. On March 31, 1997, the Corporation sold $950 million of consumer loans from the Ganis franchise. This sale had no effect on first quarter 1997 net interest revenue. In addition, commercial and industrial loans increased by $900 million. The increases were partially offset by a $1.1 billion decrease in domestic residential mortgages resulting from the sale of $500 million of loans in connection with the sale of 20 branches in the fourth quarter of 1996 and other residential mortgage sales. The increase in average earning assets also included increases in trading and available for sale securities of approximately $1.1 billion, an increase of $750 million of federal funds sold and resale agreements and interest bearing bank deposits, partially offset by a decrease of $900 million in loans held for sale resulting from the sale of the Corporation's mortgage banking subsidiary in the 1996 period.

  Domestic net interest margin was relatively unchanged from the 1996 period. The improvement in credit card spreads resulting from the expiration of introductory promotional rates during the latter part of 1996 and the first quarter of 1997, and the above mentioned sale of residential mortgages, had a positive impact on net interest margin. This positive impact was offset by a higher level of lower yielding assets, mainly trading and available for sale securities compared with the first quarter of 1996. Information with respect to the Corporation's management of interest rate risk is discussed in the "Market Risk Management" section.

  International net interest revenue increased $32 million, primarily due to increases in average earning assets, reflecting increases in the Corporation's operations in Latin America, mainly in Brazil and Argentina. The increase in average earning assets included increases in average loans and leases of $600 million in Brazil and

$175 million in Argentina. In addition, other average earning assets increased by $265 million and $370 million in Brazil and Argentina, respectively. The increase in net interest revenue was also due to an increase in net interest margin, reflecting, in part, increased dividends from equity investments in the first quarter of 1997.

  As compared to the fourth quarter of 1996, consolidated net interest revenue increased $9 million. A decrease in domestic net interest revenue of $6 million was more than offset by an increase in international net interest revenue of $15 million. Consolidated net interest margin was unchanged. The decrease in domestic net interest revenue was primarily due to an 11 basis point decline in net interest margin, partially offset by an increase in average earning assets, mainly available for sale securities. The decrease in domestic net interest margin was due to a decrease in interest bearing deposits resulting from the sale of 20 branches at the end of the fourth quarter of 1996, with such deposits replaced with more expensive wholesale funding. Also contributing to the decrease in net interest margin was a decrease in loans due to the sale of 20 branches mentioned above, and an increase in lower yielding available for sale securities. The increase in international net interest revenue was due to an increase in net interest margin of 33 basis points, an increase in dividends from equity investments and an increase in average earning assets of approximately $550 million.

  The Corporation expects continued pressure on margin in the future. Future levels of net interest revenue and margin will be affected by competitive pricing pressure on retail deposits, loans and other products; the mix and volume of assets and liabilities; the interest rate environment; the economic and political conditions in the countries where the Corporation does business; and other factors such as the Corporation's strategic initiatives.

                          PROVISION FOR CREDIT LOSSES

  The provision for credit losses was $60 million in the first quarter of 1997, compared with $57 million in the first quarter of 1996. The provision for credit losses in each period reflects management's assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions. The amount of future provisions will be a function of the regular quarterly review of the reserve for credit losses, based upon management's assessment of risk at the time, and, as such, there can be no assurance as to the level of future provisions. See the "Reserve for Credit Losses" section for discussion of the reserve for credit losses and net credit losses.

                              NONINTEREST INCOME

  The following table presents the components of noninterest income.

                                                              1997 1996  CHANGE
QUARTERS ENDED MARCH 31                                       ---- ----  ------
                                                               (IN MILLIONS)
Financial service fees
  Deposit and ATM-related fees............................... $ 57 $ 59   $ (2)
  Letter of credit and acceptance fees.......................   17   17      0
  Syndication and agent fees.................................   14   10      4
  Other loan-related fees....................................    9   11     (2)
  Net mortgage servicing fees................................       (89)    89
  Other financial service fees...............................   41   44     (3)
                                                              ---- ----   ----
    Total financial service fees.............................  138   52     86
Mutual fund fees.............................................   25   21      4
Personal trust fees..........................................   34   32      2
Other trust and agency fees..................................    7    4      3
Trading profits and commissions..............................   19   13      6
Securities portfolio gains, net..............................    9   13     (4)
Net equity and mezzanine profits.............................   37   37      0
Net foreign exchange trading profits.........................   19   13      6
Other income.................................................   39   40     (1)
Net gain from decrease in joint venture interest.............    3           3
Gain on sale of business.....................................        60    (60)
                                                              ---- ----   ----
    Total.................................................... $330 $285   $ 45
                                                              ==== ====   ====

  Excluding net mortgage servicing fees, financial service fees declined $3 million compared with the 1996 period. The $4 million increase in syndication and agent fees, reflecting a higher volume of transactions generated by the Corporation's Corporate Finance business, was more than offset by declines in other fee categories.

  The first quarter 1996 net losses from mortgage servicing included $111 million of losses from risk management activities, net of decreased servicing amortization. These losses resulted from the change in market value of contracts used to manage prepayment risk in the mortgage servicing portfolio which, in turn, protected the economic value of the mortgage banking subsidiary pending the completion of its sale to HomeSide, Inc. (HomeSide). The value of mortgage servicing rights is affected by the expected level of prepayments made by mortgage holders as a result of changes in mortgage rates. The value of the contracts purchased to manage this risk fluctuated inversely with the value of the mortgage servicing assets. Due to the sharp increase in long-term interest rates during the first quarter of 1996, the value of these contracts declined. Concurrently, the value of the mortgage servicing assets and the amount of gain recognized by the Corporation on the disposition of the mortgage banking subsidiary increased. As a result, the losses from risk management activities were substantially offset by the pre-tax gain of $106 million realized on the sale of the mortgage banking subsidiary, of which $60 million was realized in the first quarter of 1996 upon completion of the first phase of the transaction and is included in gain on sale of business. The remainder of the gain was realized in the second quarter of 1996 upon completion of the second phase of the transaction.

  Mutual fund fees increased due to higher fees from the Corporation's Brazilian and Argentine mutual fund businesses, reflecting growth in these funds. The increase in other trust and agency fees was due to higher custody fees in 1997. The increase in trading profits and commissions was mainly due to increases from the Corporation's Brazilian operations, which included trading international debt securities and local Brazilian equity securities. The decrease in securities portfolio gains was due to the sale of certain domestic securities in 1996 in connection with the repositioning of the available for sale portfolio. The increase in net foreign exchange and trading profits was due to an increased volume of business coupled with favorable market conditions in the first quarter of 1997. Other income for 1997 included a $7.5 million gain from the sale of $950 million of Ganis loans.

  The net gain from decrease in joint venture interest reflects a $5 million gain relating to HomeSide's initial public offering in January 1997, offset by a $2 million loss from the early extinguishment of outstanding debt, which was extinguished with the proceeds of the offering. This initial public offering resulted in a reduction of the Corporation's one-third interest in HomeSide to approximately 26 percent. Gain on sale of business in 1996 reflected a pre-tax gain of $60 million on the sale of the Corporation's mortgage banking subsidiary discussed above.

                              NONINTEREST EXPENSE

  The following table presents the components of noninterest expense.

                                                                1997 1996 CHANGE
QUARTERS ENDED MARCH 31                                         ---- ---- ------
                                                                 (IN MILLIONS)
Employee costs................................................. $311 $293  $18
Occupancy and equipment........................................   87   85    2
Professional fees..............................................   12   13   (1)
Advertising and public relations...............................   22   27   (5)
Communications.................................................   26   26    0
Amortization of goodwill and other intangibles.................    7    5    2
Other..........................................................   77   76    1
                                                                ---- ----  ---
  Noninterest expense before OREO..............................  542  525   17
OREO...........................................................    2    2    0
                                                                ---- ----  ---
  Total........................................................ $544 $527  $17
                                                                ==== ====  ===

  The increase in noninterest expense before other real estate owned (OREO) costs primarily reflected increases in employee costs related to merit increases, higher levels of incentive compensation related to improved business performance, and costs related to the hiring of sales and trading professionals in the Global Capital Markets businesses. In addition, employee costs increased due to branch expansion in Brazil and the acquisition of The Boston Bancorp in the second quarter of 1996. These increases were partially offset by reduced employee costs from the integration of BayBanks, including the sale of 20 branches in the fourth quarter of 1996, and the sale of the Corporation's mortgage banking subsidiary in the first half of 1996. The decrease in advertising and public relations was due to a temporary decline in promotional campaigns pending the completion of the integration of deposit systems and rollout of new products.

  The complex process of the BayBanks integration is well underway and the major systems and branch conversions are expected to be completed by the middle of 1997. Costs related to the conversion of systems and various other integration related activities will be recorded in the future as they are incurred during the conversion and integration process. In addition, the Corporation is evaluating its Regional Consumer business in order to enhance its profitability and value to stockholders. In this regard, the Corporation may take various actions to achieve its goals, which could include a restructuring of certain components of the business.

                          PROVISION FOR INCOME TAXES

  The first quarter 1997 income tax provision was $139 million, compared with $112 million for the first quarter of 1996. The Corporation's effective tax rate was 40 percent in 1997 compared with 42 percent in 1996. The reduction in the Corporation's effective tax rate from the 1996 period was largely due to reductions in the rates of state tax to which the Corporation's operations were subject and to the low rate of state tax benefit associated with the net loss on the sale of the mortgage servicing business recorded in the first quarter of 1996.

                              FINANCIAL CONDITION
                          CONSOLIDATED BALANCE SHEET

  At March 31, 1997, the Corporation's total assets were $64.8 billion, compared with $62.3 billion at December 31, 1996. The $2.5 billion increase in total assets was due to a $1.3 billion increase in available for sale securities, as well as increases in interest bearing bank deposits and securities purchased under agreements to resell. In addition, trading account securities increased $244 million as a result of the continued growth of the Corporation's trading business. The increase in assets was principally funded with federal funds purchased and securities sold under agreements to repurchase. Deposits declined $524 million from December 31, 1996, reflecting the absence of the unusually high level of noninterest bearing deposits at year end 1996. Notes payable decreased $113 million from December 31, 1996, mainly due to the maturity of $125 million of the Corporation's senior medium-term notes.

                                CREDIT PROFILE

  A discussion of the Corporation's credit risk management policies is included on page 29 of its 1996 Annual Report to Stockholders, which is incorporated by reference into its 1996 Annual Report on Form 10-K.

  The segments of the lending portfolio are as follows:

                                   MARCH 31  DEC. 31  SEPT. 30  JUNE 30  MARCH 31
                                     1997     1996      1996     1996      1996
                                   --------  -------  --------  -------  --------
                                             (DOLLARS IN MILLIONS)
United States Operations
  Commercial, industrial and
   financial...................... $14,203   $13,162  $13,828   $12,915  $12,677
  Commercial real estate
    Construction..................     265       284      323       410      383
    Other.........................   3,129     3,240    3,228     3,326    3,242
  Consumer-related loans
    Residential mortgages.........   3,067     3,184    4,156     4,133    4,218
    Home equity loans.............   2,908     2,878    2,842     2,775    2,644
    Credit card...................   1,404     1,395    1,320     1,223      810
    Other.........................   4,708     5,503    5,349     5,218    5,200
  Lease financing.................   1,766     1,816    1,778     1,627    1,565
  Unearned income.................    (275)     (287)    (272)     (245)    (240)
                                   -------   -------  -------   -------  -------
                                    31,175    31,175   32,552    31,382   30,499
                                   -------   -------  -------   -------  -------
International Operations
  Loans and lease financing, net
   of unearned income.............   9,844     9,886    9,501     9,271    8,769
                                   -------   -------  -------   -------  -------
  Total loans and lease
   financing...................... $41,019   $41,061  $42,053   $40,653  $39,268
                                   =======   =======  =======   =======  =======

  Total loans and lease financing decreased approximately $42 million from December 31, 1996, reflecting a $1 billion increase in commercial, industrial and financial loans, an $870 million decrease in consumer-related loans, a $130 million decrease in commercial real estate loans and a $42 million decrease in international loans. The increases in commercial, industrial and financial loans resulted from increases in various loan portfolios, including New England Corporate Banking, Specialized Industries and Diversified Finance. Loan levels are also affected by the timing of syndication activity. The decrease in consumer-related loans was primarily due to the sale of $950 million of Ganis loans during the first quarter of 1997. The decrease in commercial real estate loans was the result of loan sales which also occurred in the first quarter of 1997.

  At March 31, 1997 approximately 66 percent of domestic commercial real estate loans were to borrowers domiciled in New England, compared with approximately 70 percent at December 31, 1996. The portion of domestic commercial real estate loans located outside of New England was dispersed among 29 and 30 states at March 31, 1997 and December 31, 1996, respectively.

  The Corporation's total loan portfolio at March 31, 1997 and December 31, 1996 included $1.7 billion and $1.3 billion of highly leveraged transaction
(HLT) loans to 124 and 116 customers, respectively. The average HLT loan size at March 31, 1997 and December 31, 1996 was $14 million and $11 million, respectively. The amount of unused commitments for HLTs at March 31, 1997 was $788 million, compared with $677 million at December 31, 1996. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At March 31, 1997 and December 31, 1996, there were no nonaccrual HLT loans. In addition, there were no credit losses from HLT loans in the first quarter of 1997.

  A discussion of the Corporation's real estate and HLT lending activities, policies and the effect of these activities on results of operations is included on page 31 of its 1996 Annual Report to Stockholders, which is incorporated by reference into its 1996 Annual Report on Form 10-K.

                           NONACCRUAL LOANS AND OREO

  The details of consolidated nonaccrual loans and OREO are as follows:

                                    MARCH 31 DEC. 31 SEPT. 30 JUNE 30 MARCH 31
                                      1997    1996     1996    1996     1996
                                    -------- ------- -------- ------- --------
                                              (DOLLARS IN MILLIONS)
United States
Commercial, industrial and
 financial.........................   $ 72    $ 82     $114    $140     $ 93
Commercial real estate
  Construction.....................      4       6        9      10       22
  Other............................     47      67       84      86      102
Consumer-related loans
  Residential mortgages............     65      57       60      45       46
  Home equity loans................     25      23       22      20       16
  Credit card......................     23      17        5       2
  Other............................     41      44       44      38       42
                                      ----    ----     ----    ----     ----
                                       277     296      338     341      321
International......................    119     106      106      57       63
                                      ----    ----     ----    ----     ----
  Total nonaccrual loans...........    396     402      444     398      384
OREO...............................     49      50       52      62       65
                                      ----    ----     ----    ----     ----
  Total............................   $445    $452     $496    $460     $449
                                      ====    ====     ====    ====     ====
Nonaccrual loans and OREO as a
 percent of related asset
 categories........................    1.1%    1.1%     1.2%    1.1%     1.1%

  Total nonaccrual loans and OREO decreased $7 million to $445 million at March 31, 1997, from $452 million at December 31, 1996. The decrease from December 31, 1996 reflects decreases in the domestic commercial and industrial loan portfolio as well as the domestic commercial real estate loan portfolio. The decreases were partially offset by increases in domestic consumer-related nonaccrual loans, primarily driven by the credit card and residential mortgage portfolios, and increases in the international nonaccrual loan portfolio.

  Included in the Corporation's nonaccrual loan balance is a $50 million loan to a large international customer. In addition, the Corporation holds in available for sale securities approximately $50 million of commercial paper of this same customer, on which earnings are not being recognized. The customer's restructuring plan is currently being negotiated and the amount of chargeoff on the loan and loss on the investment will be dependent upon the outcome of these negotiations.

  The level of nonaccrual loans and leases and OREO is influenced by the economic environment, interest rates and other internal and external factors. As such, no assurance can be given as to future levels of nonaccrual loans and leases and OREO.

                           RESERVE FOR CREDIT LOSSES

  The Corporation determines the level of its reserve for credit losses considering evaluations of individual credits and concentrations of credit risks, net losses charged to the reserve, changes in quality of the credit portfolio, levels of nonaccrual loans and leases, current economic conditions, cross-border risks, changes in size and character of the credit risks and other pertinent factors. The credit risk of off-balance-sheet exposures is managed as part of the overall extension of credit to individual customers and is considered in assessing the overall adequacy of the reserve for credit losses. The amount of the reserve for credit losses associated with off-balance-sheet exposures is not significant. The amount of the reserve for credit losses is reviewed by management quarterly.

  The reserve for credit losses at March 31, 1997 was $864 million, or 2.11 percent of outstanding loans and leases, compared with $883 million, or 2.15 percent, at December 31, 1996. The reserve for credit losses was 218 percent of nonaccrual loans and leases at March 31, 1997, compared with 220 percent at December 31, 1996. The future level of the reserve for credit losses will continue to be a function of management's evaluation of the Corporation's credit exposures existing at the time. Therefore, no assurance can be given regarding the future level of the reserve.

  Net credit losses were $79 million in the first quarter of 1997, compared with $51 million in the first quarter of 1996 and $75 million in the fourth quarter of 1996. The increase of $28 million compared to the quarter ended March 31, 1996 was principally driven by increases in net credit losses in the consumer loan portfolio, mainly the Fidelity Acceptance Corporation (FAC) and credit card portfolios, the latter of which had significant growth in outstandings from the first quarter of 1996, and increases in commercial, industrial and financial net credit losses, principally due to a loss on one large credit. These increases were partially offset by lower net credit losses in the commercial real estate portfolio. The March 31, 1997 and December 31, 1996 comparison included a $16 million decrease in commercial real estate net credit losses, reflecting the absence of a $15 million credit loss associated with the transfer of loans into a held for sale category in the fourth quarter of 1996, and an increase in commercial, industrial and financial net credit losses due to the large credit loss mentioned above.

  The industry-wide trend toward higher consumer debt levels and stagnant real wage growth, combined with higher current levels of personal bankruptcy filings, have led to higher chargeoffs in the consumer portfolios, especially in the credit card portfolio. The Corporation expects continued pressure on consumer chargeoffs in the future. As previously mentioned, the Corporation is performing a strategic review of its national consumer lending businesses (Fidelity Acceptance Corporation and the national credit card portfolio). Depending on the results of this review, outstandings in these portfolios could increase from prior periods.

  Net credit losses are as follows:

                                     MARCH 31 DEC. 31 SEPT. 30 JUNE 30 MARCH 31
                                       1997    1996     1996    1996     1996
QUARTERS ENDED                       -------- ------- -------- ------- --------
                                                   (IN MILLIONS)
United States Operations
  Commercial, industrial and
   financial........................   $18      $ 3              $ 2     $ 3
  Commercial real estate............             16     $ 1        3      11
  Consumer-related loans
    Residential mortgages...........     1        2       2        3       4
    Home equity loans...............     2        3                2       2
    Credit card.....................    19       13       7        4       3
    Other...........................    35       26      35       25      23
                                       ---      ---     ---      ---     ---
                                        75       63      45       39      46
International Operations............     4       12      10       10       5
                                       ---      ---     ---      ---     ---
    Total...........................   $79      $75     $55      $49     $51
                                       ===      ===     ===      ===     ===

                           CROSS-BORDER OUTSTANDINGS

  In accordance with bank regulatory rules, cross-border outstandings are amounts payable to the Corporation by residents of foreign countries regardless of the currency in which the claim is denominated, excluding the following.

  . Local country claims that are funded by local country obligations payable only in the country where issued.

     In the first quarter of 1997, the Corporation adopted the new country exposure reporting rules issued by the Federal Financial Institutions Examination Council. One of the changes resulting from the new rules is the exclusion from cross-border outstandings of local country claims funded by obligations of the local country, regardless of the currency in which the claim or obligation is denominated. The most significant impact of this change on the Corporation's cross-border outstandings was the exclusion of Argendollars. Argendollars are outstandings payable to the Corporation in U.S. dollars in Argentina which are funded entirely by dollars borrowed within Argentina.

  . Local country assets funded with U.S. dollars or other non-local currency where the providers of funds agree that, in the event their claims cannot be repaid in the designated currency due to currency exchange restrictions in a given country, they may either accept payment in local currency or wait to receive the non-local currency until such time as it becomes available in the local market. At March 31, 1997, such outstandings related to emerging markets countries totaled $2.4 billion, compared with $2.3 billion at December 31, 1996.

  . Claims reallocated as a result of external guarantees or cash collateral.

  . Claims reallocated as a result of insurance contracts, issued primarily by U.S. government agencies.

  Cross-border outstandings include deposits in other banks, resale agreements, trading securities, securities available for sale, securities held to maturity, loans and lease financing, amounts due from customers on acceptances and accrued interest receivable.

  The following summarizes cross-border outstandings in countries which individually amounted to 1.0 percent or more of consolidated total assets at March 31, 1997 and December 31, 1996. Certain amounts at December 31, 1996 have been restated and reflect the above-mentioned changes in the country exposure reporting rules.

                                                   PERCENTAGE OF
                         PUBLIC BANKS OTHER TOTAL  TOTAL ASSETS  COMMITMENTS(1)
                         ------ ----- ----- ------ ------------- --------------
                                         (DOLLARS IN MILLIONS)
March 31, 1997(2)
  Argentina.............  $585  $ 95  $685  $1,365      2.1%          $15
  Brazil................   420    35   580   1,035      1.6            80
  Chile.................    75   270   330     675      1.0            30
December 31, 1996(2)
  Argentina(3)..........  $605  $ 15  $945  $1,565      2.5%          $55
  Brazil................   305    30   585     920      1.5            40
  Chile.................    60   265   385     710      1.1            30

--------
(1) Included within commitments are letters of credit, guarantees and the undisbursed portions of loan commitments.
(2) There were no cross-border outstandings in countries which totaled between .75% and 1% of consolidated total assets at March 31, 1997 and December 31, 1996.
(3) Amounts have been restated for comparative purposes to exclude Argendollar outstandings of approximately $1.3 billion.

  In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers are unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations.

  A discussion of the Corporation's credit risk management policies is included on page 29 of its 1996 Annual Report to Stockholders, which is incorporated by reference into its 1996 Annual Report on Form 10-K.

                          EMERGING MARKETS COUNTRIES

  At March 31, 1997 and December 31, 1996, approximately $4.3 billion and $4.5 billion, respectively, of the Corporation's cross-border outstandings were to emerging markets countries. These cross-border outstandings, of which approximately 80 percent were loans at March 31, 1997, were mainly composed of short-term trade credits, non-trade-related loans and leases not subject to country debt rescheduling agreements, government securities, capital investments in branches and subsidiaries, and trading positions managed by the Corporation's Emerging Markets Sales, Trading & Research business. Most cross-border outstandings to emerging markets countries were to countries in which the Corporation maintains branch networks and/or subsidiaries.

                             ARGENTINA AND BRAZIL

  The Corporation's Argentine assets amounted to approximately $4.8 billion at March 31, 1997 and at December 31, 1996. Included in these assets are cross-border outstandings of $1.4 billion at March 31, 1997 and $1.6 billion at December 31, 1996. Loans were relatively unchanged at $3.4 billion at March 31, 1997. The Corporation's Argentine securities portfolio, which amounted to $607 million at March 31, 1997 and $621 million at December 31, 1996, is utilized for both asset and liability management and trading purposes.

  The Corporation's nonaccrual Argentine loans were $94 million and $85 million at March 31, 1997 and December 31, 1996, respectively. Net credit losses were $4 million during the first quarter of 1997 and $5 million during the fourth quarter of 1996.

  The Corporation's Brazilian assets amounted to approximately $5.6 billion at March 31, 1997, compared with approximately $5.0 billion at December 31, 1996. The increase in total assets was primarily due to an increase in resale agreements of approximately $400 million. Included in total assets are cross-border outstandings of $1 billion at March 31, 1997 and $900 million at December 31, 1996. Loans were $2.8 billion at March 31, 1997, compared to $2.7 billion at December 31, 1996. The securities portfolio, consisting of trading assets and available for sale securities, was $602 million at March 31, 1997 and $565 million at December 31, 1996.

  The Corporation's nonaccrual Brazilian loans were $17 million at March 31, 1997, compared with $14 million at December 31, 1996. Net credit losses were $1 million in the first quarter of 1997 and $3 million in the fourth quarter of 1996.

  The Corporation's Argentine and Brazilian operations maintained currency positions both at March 31, 1997 and December 31, 1996. For further discussion of currency positions, see the "Market Risk Management" section.

  It is expected that the economic situation in Latin America, including the effect of world financial markets on these economies, will continue to evolve. The Corporation has not experienced any collection problems as a result of currency restrictions or foreign exchange liquidity problems on its current portfolio of cross-border outstandings to emerging markets countries. However, if the actions implemented by Latin American governments do not remain effective over time, the Corporation's operations could experience adverse effects, including stress on local liquidity, deterioration of credit quality, a decline in the value of its securities portfolio and declines in loan and deposit levels. Each emerging markets country is at a different stage of development with a unique set of economic fundamentals; therefore, it is not possible to predict what developments will occur and what impact these developments will ultimately have on the economies of these countries or on the Corporation's financial statements.

                           LIQUIDITY RISK MANAGEMENT

  The Corporation's liquid assets, which consist primarily of interest bearing deposits in other banks, federal funds sold and resale agreements, money market loans and unencumbered U.S. Treasury and government agency securities, stood at $7.7 billion at March 31, 1997, compared with $7.3 billion at December 31, 1996. Also, the Corporation has access to additional funding through the public markets. Management considers overall liquidity at March 31, 1997 to be adequate to meet current obligations, to support expectations for future changes in asset and liability levels and to carry on normal operations. For additional information related to the Corporation's liquidity management, see pages 37 and 38 of the Corporation's 1996 Annual Report to Stockholders, which is incorporated by reference into its 1996 Annual Report on Form 10-K.

                            MARKET RISK MANAGEMENT

  Market risk is defined as the risk of loss related to adverse changes in market prices, such as interest rates and foreign currency exchange rates, of financial instruments. Market risk is managed within policies and limits established by the Asset, Liability and Capital Committee (ALCCO) and the Board of Directors (the Board). Risk limits are allocated by ALCCO to the Corporation's market risk-taking activities, considering the results of the risk modeling process as well as other internal and external factors.

  The Corporation's trading activities primarily involve providing risk management services to its customers, including interest rate derivatives and foreign exchange contracts. In addition, the Corporation takes proprietary positions in domestic and emerging markets fixed income securities and local currency debt and equity securities. The risk positions taken by the Corporation in these financial instruments are subject to ALCCO approved limits. The Corporation manages the market risk related to its trading portfolios using a Value-at-Risk (VAR) methodology. VAR is defined as the statistical estimate of the potential loss amount that the Corporation could incur from an adverse movement in market prices, given a specified confidence level, and a defined holding period. The VAR calculations include the effects of both interest rate and foreign exchange rate risks. The calculations do not take into account the potential diversification benefits of the different positions in each of the trading portfolios. The aggregate VAR limit for the Corporation's trading portfolios was approximately $50 million at March 31, 1997 and December 31, 1996, and the aggregate VAR exposure was approximately $10 million and $15 million, respectively.

  The majority of the Corporation's assets and liabilities are exposed to interest rate risk. The interest rate risk for U.S. dollar denominated assets and liabilities, which represent a significant portion of the Corporation's consolidated balance sheet at March 31, 1997, is evaluated and managed centrally through the Global Treasury group, utilizing several modeling methodologies. The two principal methodologies used are market value sensitivity and net interest revenue at risk. The results of these models are reviewed monthly with ALCCO and at least quarterly with the Board.

  Market value sensitivity is defined as the potential change in market value, or the economic value, of the institution resulting from changes in interest rates. Net interest revenue at risk is defined as the exposure of the Corporation's net interest revenue over the next twelve months to an adverse movement in interest rates. Both of these methodologies are designed to isolate the effects of market changes in interest rates on the Corporation's existing positions, and they exclude other factors such as competitive pricing considerations, future changes in the asset and liability mix and other management actions. Therefore, they are not by themselves measures of future levels of net interest revenue.

  These two methodologies provide different but complementary measures of the level of interest rate risk; the longer-term view is modeled through market value sensitivity, while the shorter-term view is evaluated through net interest revenue at risk over the next twelve months. Under current ALCCO directives, market value sensitivity cannot exceed 3 percent of total risk-based capital and net interest revenue at risk cannot exceed 2 percent of net interest revenue over the next twelve-month period.

  The following table shows the Corporation's market value sensitivity and net interest revenue at risk positions at March 31, 1997 and December 31, 1996.

      MARKET VALUE SENSITIVITY AND NET INTEREST REVENUE AT RISK POSITIONS

                                       MARCH 31, 1997       DECEMBER 31, 1996
                                    --------------------- ---------------------
                                                QUARTERLY             QUARTERLY
                                    QUARTER-END  AVERAGE  QUARTER-END  AVERAGE
                                    ----------- --------- ----------- ---------
                                               (DOLLARS IN MILLIONS)
Market value sensitivity(1)(2).....    $188       $181       $162       $162
 % of risk-based capital...........     2.6%       2.5%       2.4%       2.4%
Net interest revenue at risk(3)....    $ 25       $ 28       $ 30       $ 29
 % of net interest revenue.........     1.1%       1.2%       1.3%       1.2%

--------
(1) Based on a 100 basis point adverse interest rate shock.
(2) December 31, 1996 amounts have been restated for comparability.
(3) Based on the greater of a 100 basis point adverse interest rate shock or a 200 basis point adverse change in interest rates over the next twelve-month period. At March 31, 1997 the adverse position was based on a 100 basis point upward interest rate shock and at December 31, 1996 the adverse position was based on a 200 basis point decline in interest rates over the next twelve-month period.

  At March 31, 1997 and December 31, 1996, the Corporation's adverse market value sensitivity was to rising interest rates. The increase in the adverse position since December 31, 1996 was primarily due to a net increase in fixed rate assets, mainly available for sale securities.

  The Corporation's net interest revenue at risk over the next twelve months was to rising interest rates at March 31, 1997 and to declining interest rates at December 31, 1996. The change in position primarily reflected growth in short-term funding. The Corporation considers the level of its net interest revenue at risk to be a relatively neutral position.

  Non-U.S. dollar denominated interest rate risk is managed by the Corporation's overseas units, with oversight by the Global Treasury group. ALCCO establishes overall limits for its non-U.S. dollar denominated interest rate risk using a combination of market value risk analysis and cumulative gap limits for each country in which the Corporation has local market interest rate risk. Limits are updated at least annually for current market conditions, considering business and economic conditions in the country at a particular point in time. At March 31, 1997, approximately 85 percent of the total overseas limit was allocated to Argentina and Brazil, and represented approximately one-third of total domestic limits.

  During the first quarter of 1997, the Corporation continued to structure its balance sheet to take positions in the currencies of emerging markets and other countries where it operates. These positions are taken when the Corporation believes that it can maximize its spread from interest operations by funding local currency assets with U.S. dollars rather than using local currency liabilities or by funding U.S. dollar assets with local currency liabilities. The average currency positions, which represent local currency assets funded by U.S. dollars, for Argentina, Brazil, Chile and South Korea during the first quarter of 1997 were $123 million, $120 million, $11 million and $49 million, respectively. This compares with average currency positions for these same countries during the fourth quarter of 1996 of $107 million, $100 million, $52 million and $49 million, respectively. Whenever these positions are taken, they are subject to limits established by ALCCO and are subject to regular review. To date, these positions have been liquid in nature and management has been able to close and re-open these positions as necessary.

  The level of U.S. dollar and non-U.S. dollar exposure maintained by the Corporation is a function of the market environment and may change from period to period based on interest rate and other economic expectations.

  Additional information with respect to the Corporation's management of market risk is included on pages 39 and 40 of the Corporation's 1996 Annual Report to Stockholders which is incorporated by reference in its 1996 Annual Report on Form 10-K.

                       DERIVATIVE FINANCIAL INSTRUMENTS

  Derivatives provide the Corporation with significant flexibility in managing its interest rate risk and foreign exchange exposures, enabling it to manage risk efficiently and respond quickly to changing market conditions while minimizing the impact on balance sheet leverage. The Corporation routinely uses non-leveraged rate-related derivative instruments, primarily interest rate swaps and futures, as part of its asset and liability management practices. Derivatives not used for asset and liability management are included in the derivatives trading portfolio and relate to providing risk management products to the Corporation's customers. All derivative activities are managed on a comprehensive basis, are included in the overall market risk measures and limits described above, and are subject to credit standards similar to those for balance sheet exposures.

  The following table summarizes the notional amounts and fair values of interest rate derivatives and foreign exchange contracts included in the Corporation's trading and asset and liability management (ALM) portfolios.

                                                     MARCH 31, 1997
                         -------------------------------------------------------------------------------
                             TRADING PORTFOLIO(1)                      ALM PORTFOLIO(1)
                         -------------------------------  ----------------------------------------------
                                  FAIR VALUE(2)(3)(4)              FAIR VALUE(2)(3)
                         NOTIONAL ----------------------  NOTIONAL --------------------  UNRECOGNIZED(5)
                          AMOUNT   ASSET      LIABILITY    AMOUNT  ASSET     LIABILITY     GAIN (LOSS)
                         -------- ---------  -----------  -------- --------  ----------  ---------------
                                                      (IN MILLIONS)
Interest rate contracts
  Futures and forwards.. $50,695  $      56    $      55  $ 5,441                             $ (37)
  Interest rate swaps...   9,778         70           68    9,369   $     17    $     96        (80)
  Interest rate options
    Purchased...........  10,976         22
    Written or sold.....   6,668                      18
                         -------  ---------    ---------  -------   --------    --------      -----
Total interest rate
 contracts.............. $78,117  $     148    $     141  $14,810   $     17    $     96      $(117)
                         =======  =========    =========  =======   ========    ========      =====
Foreign exchange
 contracts
  Spot and forward
   contracts............ $23,327  $     272    $     277  $ 1,599   $     15    $      8      $   8
  Options purchased.....   3,414         53
  Options written or
   sold.................   3,756                      52
                         -------  ---------    ---------  -------   --------    --------      -----
Total foreign exchange
 contracts.............. $30,497  $     325    $     329  $ 1,599   $     15    $      8      $   8
                         =======  =========    =========  =======   ========    ========      =====
                                                    DECEMBER 31, 1996
                         -------------------------------------------------------------------------------
                             TRADING PORTFOLIO(1)                      ALM PORTFOLIO(1)
                         -------------------------------  ----------------------------------------------
                                  FAIR VALUE(2)(3)(4)              FAIR VALUE(2)(3)
                         NOTIONAL ----------------------  NOTIONAL --------------------  UNRECOGNIZED(5)
                          AMOUNT   ASSET      LIABILITY    AMOUNT  ASSET     LIABILITY     GAIN (LOSS)
                         -------- ---------  -----------  -------- --------  ----------  ---------------
                                                      (IN MILLIONS)
Interest rate contracts
  Futures and forwards.. $47,927  $      65    $      64  $ 3,382                             $ (45)
  Interest rate swaps...   9,332         58           54    6,975   $     25    $     40        (11)
  Interest rate options
    Purchased...........   6,471         14
    Written or sold.....   4,593                      13
                         -------  ---------    ---------  -------   --------    --------      -----
Total interest rate
 contracts.............. $68,323  $     137    $     131  $10,357   $     25    $     40      $ (56)
                         =======  =========    =========  =======   ========    ========      =====
Foreign exchange
 contracts
  Spot and forward
   contracts............ $20,224  $     313    $     348  $ 1,755   $     11    $      9      $   2
  Options purchased.....   2,529         42
  Options written or
   sold.................   2,434                      37
                         -------  ---------    ---------  -------   --------    --------      -----
Total foreign exchange
 contracts.............. $25,187  $     355    $     385  $ 1,755   $     11    $      9      $   2
                         =======  =========    =========  =======   ========    ========      =====

--------
(1) Contracts under master netting agreements are shown on a net basis for both the trading and ALM portfolios.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. The fair value amounts of the trading portfolio are included in other assets or other liabilities, as applicable. The majority of derivatives that are part of the ALM portfolio are accounted for on the accrual basis, and not carried at fair value. In certain cases, contracts, such as futures, are subject to daily cash settlements; as such, the fair value of these instruments is zero.
(3) The credit exposure of interest rate derivatives and foreign exchange contracts is represented by the fair value of contracts reported in the "Asset" column.
(4) The average asset and liability fair value amounts for interest rate contracts included in the trading portfolio for the quarters ended March 31, 1997 and December 31, 1996 were approximately $143 million and $136 million, respectively, and $137 million and $129 million, respectively. The average asset and liability fair value amounts for foreign exchange contracts included in the trading portfolio were approximately $340 million and $357 million, respectively, for the quarter ended March 31, 1997, and $283 million and $295 million, respectively, for the quarter ended December 31, 1996.
(5) Unrecognized gain or loss represents the amount of gain or loss, based on fair value, that has not been recognized in the income statement at the balance sheet date. This includes amounts related to contracts that have been terminated. Such amounts are recognized as an adjustment of yield over the period being managed. At March 31, 1997, there were $13 million of unrecognized gains and $25 million of unrecognized losses related to terminated contracts that are being amortized to net interest revenue over weighted average periods of 23 months and 10 months, respectively. At December 31, 1996, there were $16 million of unrecognized gains and $33 million of unrecognized losses related to terminated contracts that were being amortized to net interest revenue over weighted average periods of 26 months and 13 months, respectively.

  Net trading gains or losses from interest rate derivatives are recorded in trading account profits and commissions. The Corporation's interest rate derivative trading activities primarily include providing risk management products to its customers. Derivatives are also used to manage risk in other trading portfolios, such as emerging markets securities. The results of these derivative activities are combined with the results of the respective trading portfolio to determine the overall performance of the trading business and, as such, are not included in the results of derivative trading activities. Net trading gains from interest rate derivative trading were $5 million for the quarter ended March 31, 1997 and $2 million for the quarter ended March 31, 1996.

  Net trading gains from foreign exchange contracts are recorded in other income. Net trading gains from foreign exchange activities, which include foreign exchange spot, forward and options contracts, for the quarters ended March 31, 1997 and 1996 were $19 million and $13 million, respectively.

  The fair value of interest rate derivative contracts included in the ALM portfolio decreased by $64 million, to a loss of $79 million at March 31, 1997. The decrease in fair value was due to an increase in long-term interest rates during the first quarter of 1997, which primarily impacted the receive fixed interest rate swap portfolio, and resulted in a decline in its fair value.

  The following table summarizes the remaining maturity of interest rate derivative financial instruments entered into for asset and liability management purposes as of March 31, 1997.

                                              REMAINING MATURITY
                          ------------------------------------------------------------------
                                                                       MARCH 31  DECEMBER 31
                                                                         1997       1996
                           1997    1998   1999   2000   2001   2002+    TOTAL       TOTAL
                          -------  -----  -----  -----  -----  ------  --------  -----------
                                             (DOLLARS IN MILLIONS)
INTEREST RATE SWAPS
Domestic
Receive fixed rate
 swaps(1)
 Notional amount........  $   401  $ 140  $ 105  $ 440  $ 300  $1,800  $ 3,186     $ 2,826
 Weighted average re-
  ceive rate............     7.04%  5.89%  6.39%  5.71%  6.10%   6.47%    6.37%       6.38%
 Weighted average pay
  rate..................     5.56%  5.63%  5.74%  5.62%  5.55%   5.65%    5.63%       5.67%
Pay fixed rate swaps
 Notional amount........  $     4  $  23                               $    27     $    83
 Weighted average re-
  ceive rate............     6.33%  5.93%                                 5.97%       5.88%
 Weighted average pay
  rate..................     7.36%  9.12%                                 8.90%       7.61%
Basis swaps(2)
 Notional amount........  $    75  $  50         $  50                 $   175     $   468
 Weighted average re-
  ceive rate............     5.59%  5.56%         6.03%                   5.71%       5.90%
 Weighted average pay
  rate..................     7.24%  5.98%         5.77%                   6.46%       5.64%
Total Domestic Interest
 Rate Swaps
 Notional amount........  $   480  $ 213  $ 105  $ 490  $ 300  $1,800  $ 3,388     $ 3,377
 Weighted average re-
  ceive rate(3).........     6.81%  5.81%  6.39%  5.74%  6.10%   6.47%    6.34%       6.31%
 Weighted average pay
  rate(3)...............     5.84%  6.09%  5.74%  5.64%  5.55%   5.65%    5.70%       5.71%
Total International In-
 terest Rate Swaps
 Notional Amount(4)(6)..  $ 5,964                $  17                 $ 5,981     $ 3,598
OTHER DERIVATIVE PROD-
 UCTS
Futures and for-
 wards(5)(6)............  $ 5,441                                      $ 5,441     $ 3,382
                          -------  -----  -----  -----  -----  ------  -------     -------
Total Consolidated
 Notional Amount........  $11,885  $ 213  $ 105  $ 507  $ 300  $1,800  $14,810     $10,357
                          =======  =====  =====  =====  =====  ======  =======     =======

--------
(1) Approximately $1.6 billion of the receive fixed rate swaps are linked to floating rate loans, and the remainder principally to fixed rate notes payable. Of the swaps linked to notes payable, approximately $1 billion are scheduled to mature in 2002 and thereafter.
(2) Basis swaps represent swaps where both the pay rate and receive rate are floating rates. Most of the basis swaps are linked to bank notes.
(3) The majority of the Corporation's interest rate swaps accrue at LIBOR. In arriving at the variable weighted average receive and pay rates, LIBOR rates in effect as of March 31, 1997 have been implicitly assumed to remain constant throughout the terms of the swaps. Future changes in LIBOR rates would affect the variable rate information disclosed.
(4) The majority of the international portfolio is comprised of swaps entered into by the Corporation's Brazilian operations with a weighted average maturity of less than 1 year. These swaps typically include the exchange of floating rate indices that are limited to the Brazilian market.
(5) Represent contracts entered into by the Corporation's Brazilian operations in the local market which are linked to short-term interest bearing assets and liabilities.
(6) The increase from December 31, 1996 was due to the increased use of swap and futures and forward contracts to hedge balance sheet positions.

  The Corporation routinely reviews its asset and liability derivative positions to determine whether such instruments continue to function as effective risk management tools. The utilization of derivative instruments is modified from time to time in response to changing market conditions, as well as changes in the characteristics and mix of the Corporation's related assets and liabilities.

  Additional information on the Corporation's derivative products, including accounting policies, is included on pages 41 and 42 of, and in Notes 1 and 22 to the Financial Statements in, the Corporation's 1996 Annual Report to Stockholders, which is incorporated by reference in its 1996 Annual Report on Form 10-K.

                              CAPITAL MANAGEMENT

  In the first quarter of 1997 the Board approved a 12 million share common stock repurchase program. The Corporation purchased 2.5 million shares in the first quarter of 1997 and has continued this repurchase program in the second quarter of 1997.

  The Corporation's Tier 1 and total capital ratios were 9.0 percent and 13.0 percent, respectively, at March 31, 1997, compared with 9.2 percent and 13.6 percent, respectively, at December 31, 1996. The Corporation's leverage ratio at March 31, 1997 was 7.8 percent compared with 8.2 percent at December 31, 1996. The decrease in the Tier 1, total capital and leverage ratios was primarily due to the above mentioned repurchase of 2.5 million shares of common stock in the first quarter of 1997.

  The Corporation has a capital planning process to ensure that appropriate regulatory capital levels and ratios are maintained. As of March 31, 1997, the Corporation and its bank subsidiaries met all capital adequacy requirements to which they are subject.

  In April of 1997, the Board voted to increase the quarterly common stock dividend from $.44 per share to $.51 per share, payable on May 30, 1997, to stockholders of record on May 5, 1997. The level of dividends paid on the Corporation's common stock will continue to be determined by the Board based on the Corporation's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors deemed relevant.

CONSOLIDATED BALANCE SHEET AVERAGES BY QUARTER

LAST NINE QUARTERS

                                         1995                                1996                   1997
                          ----------------------------------- ----------------------------------- --------
                             1        2        3        4        1        2        3        4        1
                          -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                           (IN MILLIONS)
         ASSETS
Interest bearing
 deposits in other
 banks..................  $  1,262 $  1,310 $  1,332 $  1,454 $  1,338 $  1,313 $  1,256 $  1,405 $  1,961
Federal funds sold and
 securities purchased
 under agreements to
 resell.................     1,482    1,294    1,004      972    1,416    1,532    1,708    2,047    2,189
Trading securities......       721      815      922      929    1,136    1,624    1,467    1,459    1,498
Loans held for sale.....       258      262      506      760      960       69       21       44
Securities..............     7,218    7,335    7,468    7,823    8,143    8,065    8,249    8,029    9,261
Loans and lease
 financing..............    36,894   37,811   39,033   39,357   39,179   40,114   41,223   41,835   41,732
                          -------- -------- -------- -------- -------- -------- -------- -------- --------
 Total earning assets...    47,835   48,827   50,265   51,295   52,172   52,717   53,924   54,819   56,641
Other assets............     5,722    6,034    6,447    6,506    6,415    5,664    6,125    6,237    6,583
                          -------- -------- -------- -------- -------- -------- -------- -------- --------
 TOTAL ASSETS...........  $ 53,557 $ 54,861 $ 56,712 $ 57,801 $ 58,587 $ 58,381 $ 60,049 $ 61,056 $ 63,224
                          ======== ======== ======== ======== ======== ======== ======== ======== ========
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
Deposits:
Domestic offices:
 Noninterest bearing....  $  6,079 $  6,091 $  6,285 $  6,509 $  6,586 $  6,420 $  6,694 $  6,837 $  6,951
 Interest bearing.......    22,530   23,108   24,190   24,700   24,849   24,931   26,003   25,121   24,622
Overseas offices:
 Noninterest bearing....       415      416      501      492      499      465      491      455      599
 Interest bearing.......     8,318    7,967    7,790    8,202    8,698    9,302    9,429    9,618    9,727
                          -------- -------- -------- -------- -------- -------- -------- -------- --------
 Total deposits.........    37,342   37,582   38,766   39,903   40,632   41,118   42,617   42,031   41,899
Federal funds purchased
 and repurchase
 agreements.............     4,723    4,696    3,959    4,672    3,959    4,561    4,739    5,167    5,923
Other funds borrowed....     3,684    4,432    5,661    4,683    5,102    3,721    3,562    4,190    4,943
Notes payable...........     2,183    2,112    2,115    2,159    2,421    2,584    2,674    2,983    3,316
Other liabilities.......     1,618    1,818    1,790    1,806    1,767    1,709    1,698    1,860    2,191
Stockholders' equity....     4,007    4,221    4,421    4,578    4,706    4,688    4,759    4,825    4,952
                          -------- -------- -------- -------- -------- -------- -------- -------- --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY...  $ 53,557 $ 54,861 $ 56,712 $ 57,801 $ 58,587 $ 58,381 $ 60,049 $ 61,056 $ 63,224
                          ======== ======== ======== ======== ======== ======== ======== ======== ========

CONSOLIDATED STATEMENT OF INCOME BY QUARTER--TAXABLE EQUIVALENT BASIS

LAST NINE QUARTERS

                                     1995                        1996               1997
                          --------------------------- ---------------------------  ------
                            1      2      3      4      1      2      3      4       1
                          ------ ------ ------ ------ ------ ------ ------ ------  ------
                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
NET INTEREST REVENUE:     $549.0 $557.3 $569.6 $572.9 $565.5 $571.5 $591.4 $611.2  $620.0
Taxable equivalent
 adjustment.............     4.2    4.9    4.4    8.4    5.5    4.7    5.0    5.2     5.0
                          ------ ------ ------ ------ ------ ------ ------ ------  ------
Total net interest
 revenue................   553.2  562.2  574.0  581.3  571.0  576.2  596.4  616.4   625.0
Provision for credit
 losses.................    96.5   46.5   51.0   81.0   56.9   57.1   57.0   60.0    60.0
                          ------ ------ ------ ------ ------ ------ ------ ------  ------
Net interest revenue
 after provision for
 credit losses..........   456.7  515.7  523.0  500.3  514.1  519.1  539.4  556.4   565.0
                          ------ ------ ------ ------ ------ ------ ------ ------  ------
NONINTEREST INCOME:
Financial service fees..   146.7  155.9  162.2  230.6   51.6  135.3  140.4  146.6   137.5
Trust and agency fees...    58.3   63.0   64.4   54.8   57.4   61.9   61.6   65.0    66.0
Trading profits and
 commissions............     1.8    6.8    7.2    9.1   12.9   25.0   20.7   17.2    19.3
Net securities gains....     6.1     .2     .8    1.9   13.4    3.4    7.1    (.8)    8.8
Other income............   131.6   65.8   71.2   71.3  149.9  157.3  106.7  111.5    98.1
                          ------ ------ ------ ------ ------ ------ ------ ------  ------
 Total noninterest
  income................   344.5  291.7  305.8  367.7  285.2  382.9  336.5  339.5   329.7
                          ------ ------ ------ ------ ------ ------ ------ ------  ------
NONINTEREST EXPENSE:
Salaries................   227.0  230.7  245.9  243.2  240.8  239.9  244.2  254.5   257.7
Employee benefits.......    50.0   51.0   52.2   45.8   52.2   49.0   49.1   44.4    52.7
Occupancy expense.......    47.3   46.8   48.3   48.6   51.1   49.7   51.1   50.6    50.8
Equipment expense.......    32.2   33.6   33.5   33.8   34.3   33.9   34.2   36.2    35.6
Acquisition, divestiture
 and restructuring
 expense................                         28.2                180.0
Other expense...........   144.2  149.7  138.0  146.1  148.5  159.7  153.8  162.2   147.4
                          ------ ------ ------ ------ ------ ------ ------ ------  ------
 Total noninterest
  expense...............   500.7  511.8  517.9  545.7  526.9  532.2  712.4  547.9   544.2
                          ------ ------ ------ ------ ------ ------ ------ ------  ------
Income before income
 taxes..................   300.5  295.6  310.9  322.3  272.4  369.8  163.5  348.0   350.5
Provision for income
 taxes..................   140.5  123.0  132.0  133.6  112.0  151.3   78.5  141.3   138.7
Taxable equivalent
 adjustment.............     4.2    4.9    4.4    8.4    5.5    4.7    5.0    5.2     5.0
                          ------ ------ ------ ------ ------ ------ ------ ------  ------
                           144.7  127.9  136.4  142.0  117.5  156.0   83.5  146.5   143.7
                          ------ ------ ------ ------ ------ ------ ------ ------  ------
NET INCOME..............  $155.8 $167.7 $174.5 $180.3 $154.9 $213.8 $ 80.0 $201.5  $206.8
                          ====== ====== ====== ====== ====== ====== ====== ======  ======
PER COMMON SHARE:
Net Income:
 Primary................  $  .98 $ 1.03 $ 1.06 $ 1.09 $  .94 $ 1.33 $  .46 $ 1.26  $ 1.29
 Fully diluted..........     .95   1.02   1.05   1.08    .93   1.32    .45   1.24    1.27
Cash dividends
 declared...............     .27    .27    .37    .37    .37    .44    .44    .44     .44

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                     QUARTER ENDED MARCH 31,
                                                              1997
                                                   ---------------------------
                                                   AVERAGE             AVERAGE
                                                   VOLUME  INTEREST(1)  RATE
                                                   ------- ----------- -------
                                                      (DOLLARS IN MILLIONS)
                      ASSETS
Interest Bearing Deposits with Other Banks
 U.S.............................................. $   661    $   9      5.67%
 International....................................   1,300       25      7.82
                                                   -------    -----
     Total........................................   1,961       34      7.09
                                                   -------    -----     -----
Federal Funds Sold and Resale Agreements
 U.S..............................................     680        9      5.05
 International....................................   1,509       59     15.91
                                                   -------    -----
     Total........................................   2,189       68     12.53
                                                   -------    -----     -----
Trading Securities
 U.S..............................................     860       12      5.74
 International....................................     638       16     10.18
                                                   -------    -----
     Total........................................   1,498       28      7.63
                                                   -------    -----     -----
Securities
 U.S.
   Available for sale(2)..........................   7,323      116      6.47
   Held to maturity...............................     694       10      6.00
 International
   Available for sale(2)..........................   1,244       48     16.19
                                                   -------    -----
     Total........................................   9,261      174      7.63
                                                   -------    -----     -----
Loans and Leases (Net of Unearned Income)
 U.S..............................................  31,732      690      8.81
 International....................................  10,000      286     11.60
                                                   -------    -----
     Total loans and lease financing(3)...........  41,732      976      9.48
                                                   -------    -----     -----
Earning assets....................................  56,641    1,280      9.16
                                                              -----     -----
Nonearning assets.................................   6,583
                                                   -------
     Total Assets................................. $63,224
                                                   =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
   Savings deposits............................... $14,767    $  98      2.69%
   Time deposits..................................   9,855      134      5.52
 International....................................   9,727      168      7.01
                                                   -------    -----
     Total........................................  34,349      400      4.73
                                                   -------    -----     -----
Federal Funds Purchased and Repurchase Agreements
 U.S..............................................   5,833       82      5.74
 International....................................      90        3     13.16
                                                   -------    -----
     Total........................................   5,923       85      5.85
                                                   -------    -----     -----
Other Funds Borrowed
 U.S..............................................   3,603       53      5.95
 International....................................   1,340       55     16.49
                                                   -------    -----
     Total........................................   4,943      108      8.81
                                                   -------    -----     -----
Notes Payable
 U.S.(4)..........................................   2,669       46      6.92
 International....................................     647       16     10.32
                                                   -------    -----
     Total........................................   3,316       62      7.58
                                                   -------    -----     -----
Total interest bearing liabilities................  48,531      655      5.47
                                                              -----     -----
Demand deposits U.S...............................   6,951
Demand deposits International.....................     599
Other noninterest bearing liabilities.............   2,191
Total stockholders' equity........................   4,952
                                                   -------
     Total Liabilities and Stockholders' Equity... $63,224
                                                   =======
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE
 INTEREST EARNING ASSETS
 U.S.............................................. $41,950    $ 469      4.54%
 International....................................  14,691      156      4.30%
                                                   -------    -----
     Total........................................ $56,641    $ 625      4.47%
                                                   =======    =====

--------
(1)  Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3)  Loans and lease financing includes nonaccrual and renegotiated balances.
(4) Amounts include guaranteed beneficial interest in Corporation's junior subordinated debt.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                     QUARTER ENDED MARCH 31,
                                                              1996
                                                   ---------------------------
                                                   AVERAGE             AVERAGE
                                                   VOLUME  INTEREST(1)  RATE
                                                   ------- ----------- -------
                                                      (DOLLARS IN MILLIONS)
                      ASSETS
Interest Bearing Deposits with Other Banks
  U.S. ........................................... $   227   $    3      5.76%
  International...................................   1,111       21      7.59
                                                   -------   ------
      Total.......................................   1,338       24      7.28
                                                   -------   ------     -----
Federal Funds Sold and Resale Agreements
  U.S. ...........................................     356        5      5.31
  International...................................   1,060       38     14.64
                                                   -------   ------
      Total.......................................   1,416       43     12.29
                                                   -------   ------     -----
Trading Securities
  U.S. ...........................................     372        6      5.63
  International...................................     764       35     18.81
                                                   -------   ------
      Total.......................................   1,136       41     14.49
                                                   -------   ------     -----
Loans Held for Sale
  U.S. ...........................................     921       16      7.07
  International...................................      39        1      6.14
                                                   -------   ------
      Total.......................................     960       17      7.03
                                                   -------   ------     -----
Securities
  U.S.
    Available for sale(2).........................   6,729      107      6.40
    Held to maturity..............................     674       10      6.06
  International
    Available for sale(2).........................     646       20     13.15
    Held to maturity..............................      94        4     15.23
                                                   -------   ------
      Total.......................................   8,143      141      6.98
                                                   -------   ------     -----
Loans and Leases (Net of Unearned Income)
  U.S. ...........................................  30,432      658      8.71
  International...................................   8,747      321     14.73
                                                   -------   ------
      Total loans and lease financing(3)..........  39,179      979     10.05
                                                   -------   ------     -----
Earning assets....................................  52,172    1,245      9.60
                                                             ------     -----
Nonearning assets.................................   6,415
                                                   -------
      Total Assets................................ $58,587
                                                   =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  U.S.
    Savings deposits.............................. $15,106     $100      2.68%
    Time deposits.................................   9,743      139      5.73
  International...................................   8,698      181      8.36
                                                   -------   ------
      Total.......................................  33,547      420      5.04
                                                   -------   ------     -----
Federal Funds Purchased and Repurchase Agreements
  U.S. ...........................................   3,861       56      5.76
  International...................................      98        2     10.18
                                                   -------   ------
      Total.......................................   3,959       58      5.87
                                                   -------   ------     -----
Other Funds Borrowed
  U.S. ...........................................   4,032       63      6.25
  International...................................   1,070       90     33.96
                                                   -------   ------
      Total.......................................   5,102      153     12.06
                                                   -------   ------     -----
Notes Payable
  U.S. ...........................................   1,955       32      6.62
  International...................................     466       11      9.90
                                                   -------   ------
      Total.......................................   2,421       43      7.25
                                                   -------   ------     -----
Total interest bearing liabilities................  45,029      674      6.03
                                                             ------     -----
Demand deposits U.S. .............................   6,586
Demand deposits International.....................     499
Other noninterest bearing liabilities.............   1,767
Total stockholders' equity........................   4,706
                                                   -------
      Total Liabilities and Stockholders' Equity.. $58,587
                                                   =======
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE
 INTEREST EARNING ASSETS
  U.S. ........................................... $39,711   $  447      4.53%
  International...................................  12,461      124      3.99%
                                                   -------   ------
      Total....................................... $52,172   $  571      4.40%
                                                   =======   ======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

           CHANGE IN NET INTEREST REVENUE -- VOLUME AND RATE ANALYSIS

              FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

  The following table presents, on a fully taxable equivalent basis, an analysis of the effect on net interest revenue of volume and rate changes. The change due to the volume/rate variance has been allocated to volume, and the change because of the difference in the number of days in the periods has been allocated to rate.


                                               INCREASE (DECREASE)
                                                DUE TO CHANGE IN
                                               ----------------------
                                                 VOLUME      RATE      NET CHANGE
                                               ----------  ----------  ----------
                                                       (IN MILLIONS)
Interest income:
Loans and lease financing
  U.S. .......................................        $28  $        4     $ 32
  International ..............................         36         (71)     (35)
                                                                          ----
                                                                            (3)
                                                                          ----
Other earning assets
  U.S. .......................................         14          (5)       9
  International ..............................         31          (2)      29
                                                                          ----
                                                                            38
                                                                          ----
Total interest income.........................        101         (66)      35
Total interest expense........................         52         (71)     (19)
                                                                          ----
Net interest revenue..........................                            $ 54
                                                                          ====

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  As previously reported, in 1990 a class action complaint was filed in U.S. District Court for the District of Connecticut against Society for Savings Bancorp, Inc. ("Society"), two of its then senior officers and one former officer. The complaint, as subsequently amended, alleges that Society's financial reports for fiscal years 1988, 1989, and the first half of 1990 contained material misstatements or omissions concerning its real estate loan portfolio and other matters, in violation of Connecticut common law and of Sections 10(b) and 20 of the Exchange Act. The action was brought by a Society shareholder, individually and as a class action on behalf of purchasers of Society's stock from January 19, 1989 through November 30, 1990 and seeks damages in an unspecified amount. Society and the defendant officers have denied the allegations of the amended complaint and on July 14, 1995 filed a motion for summary judgment. That motion was denied in January 1997 and discovery has therefore resumed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  (a) The Annual Meeting of Stockholders of the Corporation was held on April 24, 1997.

  (b) The following matters were submitted to a vote of the Stockholders of the Corporation:

    (1) Election of Directors

               NOMINEE                     TOTAL VOTES FOR TOTAL VOTES WITHHELD
               -------                     --------------- --------------------
       Gary L. Countryman.................   128,076,276        1,577,734
       Henrique de Campos Meirelles.......   128,143,961        1,510,049
       Thomas R. Piper....................   128,199,747        1,454,263
       Francene S. Rodgers................   127,992,304        1,661,706
       John W. Rowe.......................   128,106,139        1,547,871
       William C. Van Fassen..............   128,043,009        1,611,001

    (2) Selection of Independent Auditors

       Total Votes For.......................................... 128,977,573
       Total Votes Against......................................     275,187
       Total Abstentions........................................     401,250

    (3) Amendments to Restated Articles of Organization Changing Name of the Corporation to "BankBoston Corporation"

       Total Votes For.......................................... 128,311,085
       Total Votes Against......................................     704,857
       Total Abstentions........................................     638,068

    (4) Approval of the Corporation's 1997 Employee Stock Purchase Plan

       Total Votes For.......................................... 125,947,609
       Total Votes Against......................................   2,774,865
       Total Abstentions........................................     931,536

    (5) Stockholder Proposal A regarding Political Activities

       Total Votes For...........................................  8,910,681
       Total Votes Against....................................... 98,610,928
       Total Abstentions.........................................  6,466,263
       Total Broker Nonvotes..................................... 15,666,138

    (6) Stockholder Proposal B regarding Director Compensation

       Total Votes For..........................................  10,661,314
       Total Votes Against...................................... 100,770,352
       Total Abstentions........................................   2,258,729
       Total Broker Nonvotes....................................  15,963,615

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

   3(a)  --Restated Articles of Organization of the Corporation, as amended through April 26, 1996, incorporated herein by reference to the
          Corporation's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1996 (File No. 1-6522).
   3(b)  --Amendment, dated April 25, 1997, to the Corporation's Restated
          Articles of Organization.
   3(c)  --By-Laws of the Corporation, as amended through April 25, 1997.
   11    --Computation of Earnings Per Common Share.
   12(a) --Computation of the Corporation's Consolidated Ratio of Earnings to
          Fixed Charges (excluding interest on deposits).
   12(b) --Computation of the Corporation's Consolidated Ratio of Earnings to
          Fixed Charges (including interest on deposits).
   12(c) --Computation of the Corporation's Consolidated Ratio of Earnings to
          Fixed Charges and Preferred Stock Dividend Requirements (excluding interest on deposits).
   12(d) --Computation of the Corporation's Consolidated Ratio of Earnings to
          Fixed Charges and Preferred Stock Dividend Requirements (including interest on deposits).
   27.1  --Financial Data Schedule.
   27.2  --Restated Financial Data Schedule.

  (b) Current Reports on Form 8-K.

  During the first quarter of 1997, the Corporation filed one Current Report on Form 8-K, dated January 16, 1997, which contained information pursuant to Items 5 and 7 of Form 8-K. The Corporation also filed a Current Report on Form 8-K, dated April 17, 1997, which contained information pursuant to Items 5 and 7 of Form 8-K.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BANKBOSTON CORPORATION

                                                 /s/ Charles K. Gifford
                                          _____________________________________
                                                   Charles K. Gifford
                                                 Chief Executive Officer

                                                   /s/ William J. Shea
                                          _____________________________________
                                                     William J. Shea
                                             Vice Chairman, Chief Financial
                                                  Officer and Treasurer

Date: May 14, 1997