Form 10-Q
period 1997-06-30
BANK OF BOSTON CORP
filed 1997-08-14
CIK 36672

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1997:

  Common Stock, $1.50 par value                                     145,689,850

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BANKBOSTON CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
CONSOLIDATED SELECTED FINANCIAL DATA......................................   3
PART I  FINANCIAL INFORMATION
     Management's Discussion and Analysis of Financial Condition and
      Results of Operations...............................................   4
     Financial Statements
     BankBoston Corporation and Subsidiaries
      Consolidated Balance Sheet..........................................  21
      Consolidated Statement of Income....................................  23
      Consolidated Statement of Changes in Stockholders' Equity...........  24
      Consolidated Statement of Cash Flows................................  25
     Notes to Financial Statements........................................  26
PART II  OTHER INFORMATION
     Exhibits and Reports on Form 8-K.....................................  37
SIGNATURES................................................................  38
LIST OF TABLES
  Consolidated Average Balance Sheet--Nine Quarters.......................  30
  Consolidated Statement of Income--Nine Quarters.........................  31
  Average Balances and Interest Rates--Quarter............................  32
  Average Balances and Interest Rates--Six Months.........................  34
  Change in Net Interest Revenue--Volume and Rate Analysis................  36

                            BANKBOSTON CORPORATION

                     CONSOLIDATED SELECTED FINANCIAL DATA

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                1997     1996
                                                               -------  -------
QUARTERS ENDED JUNE 30
INCOME STATEMENT DATA(1)
Net interest revenue.......................................... $   616  $   571
Provision for credit losses...................................      60       57
Noninterest income............................................     377      383
Noninterest expense...........................................     578      532
Net income....................................................     212      214
Per common share
  Primary.....................................................    1.37     1.33
  Fully diluted...............................................    1.35     1.32
Market value per common share
  High........................................................  76 7/8   51 1/2
  Low.........................................................  63 5/8       46
SIX MONTHS ENDED JUNE 30
INCOME STATEMENT DATA(1)
Net interest revenue.......................................... $ 1,236  $ 1,137
Provision for credit losses...................................     120      114
Noninterest income............................................     707      668
Noninterest expense...........................................   1,122    1,059
Net income....................................................     419      369
Per common share
  Primary.....................................................    2.66     2.27
  Fully diluted...............................................    2.62     2.24
Market value per common share
  High........................................................  78 3/4   51 1/2
  Low.........................................................  63 5/8   41 5/8
AT JUNE 30
BALANCE SHEET DATA(1)
Loans and lease financing..................................... $42,313  $40,653
Total assets..................................................  66,138   62,387
Deposits......................................................  42,978   43,494
Total stockholders' equity....................................   4,674    4,962
Book value per common share...................................   28.32    28.42
Regulatory capital ratios
  Risk-based capital ratios
    Tier 1....................................................     8.8%     8.6%
    Total.....................................................    12.8     12.7
  Leverage ratio..............................................     7.8      7.8

--------
(1) Financial data for 1996 has been restated to give retroactive effect to the acquisition of BayBanks, Inc., which was completed in July 1996 and accounted for as a pooling of interests.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                                    GENERAL

  All prior period information included in this report has been restated to give effect to BankBoston Corporation's (the Corporation's) acquisition of BayBanks, Inc. (BayBanks), which was completed in July 1996 and accounted for as a pooling of interests.

  The following discussion contains statements relating to future results of the Corporation that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive products and pricing pressures, customer bankruptcies, inflation, acquisitions and integrations of acquired businesses, as well as other risks and uncertainties.

  The Corporation's net income for the quarter ended June 30, 1997 was $212 million, compared to $214 million for the same period in 1996. Net income per common share was $1.37 on a primary basis and $1.35 on a fully diluted basis in the second quarter of 1997, compared with $1.33 on a primary basis and $1.32 on a fully diluted basis in 1996. The second quarter of 1996 included a gain of $46 million ($28 million after-tax) from the completion of the second phase of the sale of the Corporation's mortgage banking subsidiary. Excluding this gain, as well as acquisition-related charges from the accelerated vesting of BayBanks' restricted stock, second quarter 1996 net income was $188 million or $1.15 per share on a fully diluted basis.

  Net income for the first six months of 1997 was $419 million, compared to $369 million for the first six months of 1996. Net income per common share was $2.66 on a primary basis and $2.62 on a fully diluted basis for the first six months of 1997, compared to $2.27 on a primary basis and $2.24 on a fully diluted basis for the first six months of 1996.

  In May 1997, the Corporation entered into an agreement to acquire Pacific National Corporation, located on the island of Nantucket, Massachusetts, in exchange for shares of the Corporation's common stock, valued at approximately $24 million. The acquisition is subject to approval by bank regulators and the stockholders of Pacific National Corporation and, if approved, is expected to close in the fourth quarter of 1997. At June 30, 1997, Pacific National Corporation had loans of approximately $95 million, primarily residential and commercial real estate loans, and deposits of approximately $95 million.

  In connection with the ongoing evaluation of its national consumer businesses, in June 1997, the Corporation announced an agreement to sell its consumer finance subsidiary, Fidelity Acceptance Corporation (FAC), and completed the sale of Ganis Credit Corporation (Ganis). The Corporation had previously sold $950 million of Ganis loans in the first quarter of 1997. The sale of FAC, which had aggregate loans of approximately $1 billion at June 30, 1997, is subject to regulatory approvals and, if approved, is expected to close in the latter half of 1997. In addition, the Corporation is in the process of strategically reviewing its national credit card portfolio which had aggregate loans of approximately $1 billion at June 30, 1997.

  In July 1997, a program to open approximately 70 new branches in Argentina within the next 12 months was announced. The Corporation expects to incur costs during this period related to the opening of the new branches, which primarily include employee costs and occupancy and equipment costs. As of June 30, 1997, an insignificant amount of expenses had been incurred in relation to this branch expansion program.

  To achieve its goals of enhancing customer service, profitability and value to stockholders, the Corporation continues to take strategic initiatives focused on leveraging its core competencies in attractive markets, and to explore, on an ongoing basis, acquisition, divestiture and joint venture opportunities, as well as to analyze each of its businesses in the context of competitive advantages, industry dynamics and growth potential. This effort could encompass expanding, contracting or restructuring certain components of the Corporation's business.

In this connection, the Corporation will review its New England regional consumer businesses, seeking to build upon its successful integration of the BayBanks franchise. The goals of this effort are to improve its customer product offerings and delivery channels as well as to enhance the efficiencies of its systems, operations and other support functions in this important market sector. The results of this review cannot be predicted at this time.

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

                                                       1997     1996    CHANGE
QUARTERS ENDED JUNE 30                                -------  -------  ------
                                                      (DOLLARS IN MILLIONS)
United States operations
  Net interest revenue............................... $   478  $   444  $   34
  Average loans and lease financing..................  31,735   31,258     477
  Average earning assets.............................  41,890   39,985   1,905
  Net interest margin................................    4.58%    4.47%    .11%
International operations
  Net interest revenue............................... $   142  $   132  $   10
  Average loans and lease financing..................  10,377    8,856   1,521
  Average earning assets.............................  14,944   12,732   2,212
  Net interest margin................................    3.83%    4.18%   (.35)%
Consolidated
  Net interest revenue............................... $   620  $   576  $   44
  Average loans and lease financing..................  42,112   40,114   1,998
  Average earning assets.............................  56,834   52,717   4,117
  Net interest margin................................    4.38%    4.40%   (.02)%
                                                       1997     1996    CHANGE
SIX MONTHS ENDED JUNE 30                              -------  -------  ------
                                                      (DOLLARS IN MILLIONS)
United States operations
  Net interest revenue............................... $   947  $   891  $   56
  Average loans and lease financing..................  31,734   30,844     890
  Average earning assets.............................  41,920   39,847   2,073
  Net interest margin................................    4.56%    4.50%    .06%
International operations
  Net interest revenue............................... $   298  $   256  $   42
  Average loans and lease financing..................  10,189    8,802   1,387
  Average earning assets.............................  14,818   12,597   2,221
  Net interest margin................................    4.06%    4.09%   (.03)%
Consolidated
  Net interest revenue............................... $ 1,245  $ 1,147  $   98
  Average loans and lease financing..................  41,923   39,646   2,277
  Average earning assets.............................  56,738   52,444   4,294
  Net interest margin................................    4.43%    4.40%   0.03%

  The increase in consolidated net interest revenue of $44 million and $98 million in the quarterly and six-month comparisons, respectively, was primarily due to an increase in average earning assets. Consolidated net interest margin was relatively flat in both comparisons with the increase in domestic net interest margin offset by a decrease in international net interest margin.

  Domestic net interest revenue increased $34 million in the quarterly comparison and $56 million in the six-month comparison. The increases in net interest revenue in both comparisons were primarily due to an increase in average available for sale and trading account securities, an increase in average loan volume and an increase in net interest margin. Average available for sale and trading account securities increased $1.4 billion in the quarterly comparison and $1.2 billion in the six-month comparison. The increase in average loans included increases in commercial and industrial loans of $1.6 billion in the quarterly comparison and $1.2 billion in the six-month comparison and increases in credit card loans of $374 million and $570 million in the same periods, respectively. These increases were partially offset by decreases in residential real estate loans of $1.1 billion in both the quarterly and six-month comparisons due to the sale of residential loans, including loans sold in connection with the sale of 20 branches in the fourth quarter of 1996. In addition, other consumer loans in the quarterly comparison decreased, reflecting the sale of Ganis loans in the first quarter of 1997.

  Domestic net interest margin increased 11 basis points and 6 basis points in the quarterly and six-month comparisons, respectively. The increases were due to the improvement in credit card spreads, resulting from the expiration of introductory promotional rates, and the sale of low yielding residential mortgages during the latter part of 1996 and the first part of 1997. The increases were partially offset by a higher level of other lower yielding assets, mainly trading and available for sale securities, compared with the 1996 periods. Information with respect to the Corporation's management of interest rate risk is discussed in the "Market Risk Management" section.

  International net interest revenue increased $10 million in the quarterly comparison and $42 million in the six-month comparison due to increases in average earning assets, partially offset by a decrease in net interest margin in both comparisons. The increases in average earning assets reflected increases in the Corporation's operations in Latin America, mainly in Brazil and Argentina, and were primarily the result of increases in average loans and leases in these countries. The decrease in net interest margin of 35 basis points in the quarterly comparison was primarily driven by decreased spreads in Argentina, reflecting competitive pricing pressures and further stabilization of the Argentine economy. Net interest margin in the six-month comparison was relatively unchanged, with the impact of the competitive pricing pressures in Argentina offset by increased dividends from equity investments in the first quarter of 1997.

  Compared to the first quarter of 1997, consolidated net interest revenue decreased $5 million and consolidated net interest margin decreased 9 basis points. The decrease in net interest revenue was primarily due to a decrease in International net interest revenue, reflecting lower net interest margin and a lower level of dividends from equity investments. The impact of these items on International net interest revenue was partially offset by an increase in average earning assets, mainly average loans in Brazil and Argentina.

  The Corporation expects continued pressure on margin in the future. Future levels of net interest revenue and margin will be affected by competitive pricing pressure on retail deposits, retail and commercial loans, and other products; the mix and volume of assets and liabilities; the interest rate environment; the economic and political conditions in the countries where the Corporation does business; and other factors such as the Corporation's strategic initiatives, including the pending sale of FAC discussed above. FAC contributed 26 basis points to net interest margin in the second quarter and first six months of 1997.

                          PROVISION FOR CREDIT LOSSES

  The provision for credit losses was $60 million in the second quarter of 1997, compared with $57 million in the second quarter of 1996. In the first six months of 1997, the provision for credit losses was $120 million, compared to $114 million in the first six months of 1996. The provision for credit losses in each period reflects management's assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions. The amount of future provisions will be a function of the regular quarterly review of the reserve for credit losses, the adequacy of which will be based upon management's assessment of risk at the time. As such, there can be no assurance as to the level of future provisions. See the "Reserve for Credit Losses" section for discussion of the reserve for credit losses and net credit losses.

                              NONINTEREST INCOME

  The following table presents the components of noninterest income.

                                              SECOND QUARTER     SIX MONTHS
                                             ---------------- -----------------
                                             1997 1996 CHANGE 1997 1996  CHANGE
                                             ---- ---- ------ ---- ----  ------
                                                       (IN MILLIONS)
Financial service fees
  Deposit and ATM-related fees.............  $ 62 $ 61  $  1  $120 $123  $  (3)
  Letter of credit and acceptance fees.....    18   16     2    34   33      1
  Syndication and agent fees...............    23   13    10    38   22     16
  Other loan-related fees..................     9    8     1    18   19     (1)
  Net mortgage servicing fees..............          4    (4)       (85)    85
  Other financial service fees.............    44   33    11    83   75      8
                                             ---- ----  ----  ---- ----  -----
    Total financial service fees...........   156  135    21   293  187    106
Mutual fund fees...........................    27   23     4    52   44      8
Personal trust fees........................    36   33     3    70   65      5
Other trust and agency fees................     6    6          13   10      3
Trading profits and commissions............    28   25     3    47   38      9
Securities portfolio gains, net............    32    3    29    41   17     24
Net equity and mezzanine profits...........    55   77   (22)   92  114    (22)
Net foreign exchange trading profits.......    20   12     8    39   24     15
Other income...............................    17   23    (6)   57   63     (6)
Net gain from decrease in joint venture in-
 terest....................................                      3           3
Gain on sale of business...................         46   (46)       106   (106)
                                             ---- ----  ----  ---- ----  -----
    Total..................................  $377 $383  $ (6) $707 $668  $  39
                                             ==== ====  ====  ==== ====  =====

  Excluding net mortgage servicing fees, financial service fees increased $25 million in the quarterly comparison and $21 million in the six-month comparison. The increases in both comparisons were primarily due to an increase in syndication and agent fees, reflecting a higher volume of transactions generated by the Corporation's Corporate Finance business, and an increase in other financial service fees, which included increases in emerging markets underwriting fees and advisory fees related to the Capital Markets business.

  Net losses from mortgage servicing in the first half of 1996 included $111 million of losses from risk management activities, net of decreased servicing amortization. These losses resulted from the change in market value of contracts used to manage prepayment risk in the mortgage servicing portfolio which, in turn, protected the economic value of the Corporation's mortgage banking subsidiary pending the completion of its sale to HomeSide, Inc. (HomeSide). Due to the sharp increase in long-term interest rates during the first quarter of 1996, the value of these contracts declined. Concurrently, the value of the mortgage servicing assets and the amount of gain recognized by the Corporation on the disposition of the mortgage banking subsidiary increased. As a result, the losses from risk management activities were substantially offset by the pre-tax gain of $106 million realized on the sale of the mortgage banking subsidiary, which is included in gain on sale of business.

  Mutual fund fees increased in the quarterly and six-month comparisons primarily due to higher fees from the Corporation's Brazilian and Argentine mutual fund businesses, reflecting growth in these funds. Assets under management at June 30, 1997 increased $1.1 billion in Brazil and $600 million in Argentina from June 30, 1996. The increase in securities portfolio gains in the quarterly and six-month comparisons was due to the sale of certain securities in the Argentine available for sale portfolio in the second quarter of 1997 for a gain of approximately $20 million. The decrease in net equity and mezzanine profits in both comparisons was due to an unusually high level of gains in the second quarter of 1996. The level of profits from the equity and mezzanine business is influenced by market and economic conditions and, as such, there can be no assurance as to the future level of profits from this business. The increase in net foreign exchange trading profits in the quarterly and six-month comparisons was due to an increased volume of business coupled with favorable market conditions in the first half of 1997.

  The net gain from decrease in joint venture interest reflects a $5 million gain relating to HomeSide's initial public offering in January 1997, offset by a $2 million loss from the early extinguishment of HomeSide outstanding debt, which was extinguished with the proceeds of the offering. This initial public offering resulted in a reduction of the Corporation's one-third interest in HomeSide to approximately 26 percent. Gain on sale of business in the first six months of 1996 reflected pre-tax gains of $106 million on the sale of the Corporation's mortgage banking subsidiary discussed above, of which $46 million is included in the second quarter.

                              NONINTEREST EXPENSE

  The following table presents the components of noninterest expense.

                                          SECOND QUARTER       SIX MONTHS
                                         ---------------- --------------------
                                         1997 1996 CHANGE  1997   1996  CHANGE
                                         ---- ---- ------ ------ ------ ------
                                                     (IN MILLIONS)
Employee costs.......................... $312 $293  $19   $  622 $  586  $36
Occupancy and equipment.................   88   84    4      174    169    5
Professional fees.......................   12   14   (2)      24     27   (3)
Advertising and public relations........   27   31   (4)      49     58   (9)
Communications..........................   28   25    3       54     50    4
Amortization of goodwill and other in-
 tangibles..............................    7    5    2       15     11    4
Other...................................  102   79   23      181    155   26
                                         ---- ----  ---   ------ ------  ---
  Noninterest expense before OREO.......  576  531   45    1,119  1,056   63
OREO....................................    2    1    1        3      3
                                         ---- ----  ---   ------ ------  ---
  Total................................. $578 $532  $46   $1,122 $1,059  $63
                                         ==== ====  ===   ====== ======  ===

  The increase in noninterest expense before other real estate owned (OREO) costs in the quarterly and six-month comparisons was due, in part, to costs incurred in the 1997 periods related to the integration of BayBanks. A major phase of the BayBanks integration, including major systems and branch conversions, was completed in the second quarter of 1997. Approximately $19 million of costs from these conversions and various other integration related activities are included in the second quarter of 1997.

  The increase in employee costs was due to higher merit increases, higher levels of incentive compensation related to improved business performance, costs related to the hiring of sales and trading professionals in the Global Capital Markets businesses, and expansion in Brazil and Argentina. These increases were partially offset by reduced employee costs, reflecting reduced employee staff levels, primarily resulting from the integration of BayBanks.

  The quarterly and six-month noninterest expense comparisons also included lower advertising and public relations costs due to a temporary decline in promotional campaigns during the integration of BayBanks and the rollout of new products; costs incurred in the second quarter of 1997 related to the centralization of regional support and processing functions in the Corporation's Asian operations; and costs incurred in the 1997 periods related to updating the Corporation's computer application systems in preparation for the year 2000. The Corporation expects to continue to incur costs to modify computer application systems for the year 2000; however, at present, it does not anticipate that material incremental costs will be incurred in any single period.

                          PROVISION FOR INCOME TAXES

  The second quarter 1997 provision for income taxes was $143 million, compared to $151 million for the second quarter of 1996. The provision for income taxes in the first half of 1997 was $282 million, compared to $263 million in the first half of 1996. The Corporation's effective tax rate was 40 percent in the second quarter and the first six months of 1997. The effective tax rate was 41 percent and 42 percent, respectively, in the second quarter of 1996 and the first six months of 1996. The reduction in the Corporation's effective tax rate in the quarterly and six-month comparisons was primarily due to reductions in the rates of state tax to which the Corporation's operations were subject.

                              FINANCIAL CONDITION
                          CONSOLIDATED BALANCE SHEET

  At June 30, 1997, the Corporation's total assets were $66.1 billion, compared with $62.3 billion at December 31, 1996. The $3.8 billion increase in total assets included a $1.3 billion increase in loans and leases, a $1.2 billion increase in available for sale securities, as well as increases in interest bearing bank deposits and securities purchased under agreements to resell. In addition, trading account securities increased $450 million as a result of the continued growth of the Corporation's trading businesses. The increase in assets was principally funded with federal funds purchased, securities sold under agreements to repurchase and other funds borrowed, mainly demand notes and short-term bank notes. Notes payable decreased $125 million from December 31, 1996, mainly due to the maturities of $275 million of the Corporation's senior medium-term notes and $235 million of Brazilian notes payable, partially offset by the issuance of $200 million of the Corporation's senior medium-term notes and $185 million of Brazilian notes payable.

  In addition, during the second quarter of 1997, a wholly-owned trust of the Corporation issued $250 million of capital securities and invested the proceeds in junior subordinated debentures issued by the Corporation. See Note 6 to the Financial Statements for further discussion.

  In the first quarter of 1997, the Board approved a 12 million share common stock repurchase program. The Corporation purchased 7.5 million shares in the first six months of 1997 and has continued this repurchase program in the third quarter of 1997.

  In July of 1997, the Board declared a quarterly common stock dividend of $.51 per share, payable on August 29, 1997, to stockholders of record on August 4, 1997. The level of dividends paid on the Corporation's common stock will continue to be determined by the Board based on the Corporation's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors deemed relevant. In addition, in July 1997, the Corporation announced its intention to redeem all 920,000 issued and outstanding shares of Series E Preferred Stock (equivalent to 9,200,000 depositary shares) on September 15, 1997. The Series E Preferred Stock has an aggregate liquidation preference of $230 million.

  The Corporation's Tier 1 and total capital ratios were 8.8 percent and 12.8 percent, respectively, at June 30, 1997, compared with 9.2 percent and 13.6 percent, respectively, at December 31, 1996. The Corporation's leverage ratio at June 30, 1997 was 7.8 percent compared with 8.2 percent at December 31, 1996. The decrease in the Tier 1, total capital and leverage ratios was primarily due to the above mentioned repurchase of 7.5 million shares of common stock in the first six months of 1997.

  The Corporation has a capital planning process to ensure that appropriate regulatory capital levels and ratios are maintained. As of June 30, 1997, the Corporation and its bank subsidiaries met all capital adequacy requirements to which they are subject.

                                CREDIT PROFILE

  A discussion of the Corporation's credit risk management policies is included on page 29 of its 1996 Annual Report to Stockholders, which is incorporated by reference into its 1996 Annual Report on Form 10-K.

  The segments of the lending portfolio are as follows:

                                   JUNE 30  MARCH 31  DEC. 31  SEPT. 30  JUNE 30
                                    1997      1997     1996      1996     1996
                                   -------  --------  -------  --------  -------
                                                 (IN MILLIONS)
United States Operations
  Commercial, industrial and fi-
   nancial........................ $14,527  $14,203   $13,162  $13,828   $12,915
  Commercial real estate
    Construction..................     314      265       284      323       410
    Other.........................   3,398    3,129     3,240    3,228     3,326
  Consumer-related loans
    Residential mortgages.........   3,016    3,067     3,184    4,156     4,133
    Home equity loans.............   2,924    2,908     2,878    2,842     2,775
    Credit card...................   1,488    1,404     1,395    1,320     1,223
    Other.........................   4,739    4,708     5,503    5,349     5,218
  Lease financing.................   1,780    1,766     1,816    1,778     1,627
  Unearned income.................    (277)    (275)     (287)    (272)     (245)
                                   -------  -------   -------  -------   -------
                                    31,909   31,175    31,175   32,552    31,382
                                   -------  -------   -------  -------   -------
International Operations
  Loans and lease financing, net
   of unearned income.............  10,404    9,844     9,886    9,501     9,271
                                   -------  -------   -------  -------   -------
    Total loans and lease financ-
     ing.......................... $42,313  $41,019   $41,061  $42,053   $40,653
                                   =======  =======   =======  =======   =======

  Total loans and lease financing increased $1.3 billion from December 31, 1996, reflecting a $1.4 billion increase in commercial, industrial and financial loans, an $800 million decrease in consumer-related loans, a $200 million increase in commercial real estate loans and a $500 million increase in international loans. The increases in commercial, industrial and financial loans resulted from increases in various loan portfolios, including New England Corporate Banking, Specialized Industries and Diversified Finance. Loan levels are also affected by the timing of syndication activity. The decrease in consumer-related loans was primarily due to the sale of $950 million of Ganis loans in the first quarter of 1997. The increase in international loans was primarily due to increases in commercial and industrial loans and consumer loans in Brazil and Argentina.

  The Corporation has entered into an agreement to sell FAC, with the transaction expected to close in the latter half of 1997. FAC's loans amounted to approximately $1 billion and are included in other consumer-related loans.

  At June 30, 1997 approximately 61 percent of domestic commercial real estate loans was to borrowers domiciled in New England, compared with approximately 70 percent at December 31, 1996. The portion of domestic commercial real estate loans located outside of New England was dispersed among 32 and 30 states at June 30, 1997 and December 31, 1996, respectively.

  The Corporation's total loan portfolio at June 30, 1997 and December 31, 1996 included $1.4 billion and $1.3 billion of highly leveraged transaction
(HLT) loans to 113 and 116 customers, respectively. The average HLT loan size at June 30, 1997 and December 31, 1996 was $12 million and $11 million, respectively. The amount of unused commitments for HLTs at June 30, 1997 was $723 million, compared with $677 million at December 31, 1996. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At June 30, 1997 and December 31, 1996, there were no nonaccrual HLT loans. In addition, there were no credit losses from HLT loans in the second quarter of 1997.

  A discussion of the Corporation's real estate and HLT lending activities and policies, and the effect of these activities on results of operations, is included on page 31 of its 1996 Annual Report to Stockholders, which is incorporated by reference into its 1996 Annual Report on Form 10-K.

                           NONACCRUAL LOANS AND OREO

  The details of consolidated nonaccrual loans and OREO are as follows:

                                     JUNE 30 MARCH 31 DEC. 31 SEPT. 30 JUNE 30
                                      1997     1997    1996     1996    1996
                                     ------- -------- ------- -------- -------
                                               (DOLLARS IN MILLIONS)
United States
  Commercial, industrial and finan-
   cial.............................  $ 39     $ 72    $ 82     $114    $140
  Commercial real estate
    Construction....................     3        4       6        9      10
    Other...........................    48       47      67       84      86
  Consumer-related loans
    Residential mortgages...........    56       65      57       60      45
    Home equity loans...............    26       25      23       22      20
    Credit card.....................    22       23      17        5       2
    Other...........................    44       41      44       44      38
                                      ----     ----    ----     ----    ----
                                       238      277     296      338     341
International.......................   113      119     106      106      57
                                      ----     ----    ----     ----    ----
    Total nonaccrual loans..........   351      396     402      444     398
OREO................................    47       49      50       52      62
                                      ----     ----    ----     ----    ----
    Total...........................  $398     $445    $452     $496    $460
                                      ====     ====    ====     ====    ====
Nonaccrual loans and OREO as a
 percent of related asset
 categories.........................    .9%     1.1%    1.1%     1.2%    1.1%

  Total nonaccrual loans and OREO at June 30, 1997 decreased $54 million from December 31, 1996, and $47 million from March 31, 1997. The decrease from December 31, 1996 reflects decreases in commercial and industrial nonaccrual loans, as well as commercial real estate nonaccrual loans. The $43 million decrease in the commercial and industrial nonaccrual loans was driven by decreases in the Diversified Finance and New England Corporate Banking portfolios. The decreases in these portfolios were also responsible for the decrease in nonaccrual loans from March 31, 1997.

  Included in the Corporation's nonaccrual loan balance is a loan to a large international customer. In addition, the Corporation holds in available for sale securities approximately $50 million of commercial paper of this same customer, on which earnings are not being recognized. The customer's restructuring plan is currently being negotiated and the amount of any additional charge-off on the loan or loss, if any, on the investment will be dependent upon the outcome of these negotiations.

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

  The reserve for credit losses at June 30, 1997 was $845 million, or 2.00 percent of outstanding loans and leases, compared with $883 million, or 2.15 percent, at December 31, 1996. The reserve for credit losses was 240 percent of nonaccrual loans and leases at June 30, 1997, compared with 220 percent at December 31, 1996. The future level of the reserve for credit losses will continue to be a function of management's evaluation of the Corporation's credit exposures existing at the time. Therefore, no assurance can be given regarding the future level of the reserve.

  Net credit losses were as follows:

                                      JUNE 30 MARCH 31 DEC. 31 SEPT. 30 JUNE 30
                                       1997     1997    1996     1996    1996
QUARTERS ENDED                        ------- -------- ------- -------- -------
                                                    (IN MILLIONS)
United States operations
  Commercial, industrial and finan-
   cial..............................   $ 5     $18      $ 3              $ 2
  Commercial real estate.............    (3)              16     $ 1        3
  Consumer-related loans
    Residential mortgages............             1        2       2        3
    Home equity loans................     1       2        3                1
    Credit card......................    24      19       13       7        4
    Other............................    34      35       26      35       25
                                        ---     ---      ---     ---      ---
                                         61      75       63      45       38
International operations.............    18       4       12      10       10
                                        ---     ---      ---     ---      ---
    Total............................   $79     $79      $75     $55      $48
                                        ===     ===      ===     ===      ===

  Net credit losses were $79 million in the second quarter of 1997, compared with $48 million in the second quarter of 1996 and $79 million in the first quarter of 1997. The increase of $31 million compared to the second quarter of 1996 was principally driven by increases in net credit losses in the consumer loan portfolios, mainly the credit card portfolio, as well as FAC and other consumer lending portfolios. In addition, international net credit losses increased primarily due to the charge-off of a portion of the previously mentioned large international credit in the second quarter of 1997. The June 30, 1997 to March 31, 1997 comparison included a decrease of $13 million in commercial, industrial and financial net credit losses due to a loss on one large credit in the first quarter of 1997, offset by the increase in international credit losses.

  The industry-wide trend toward higher consumer debt levels and stagnant real wage growth, combined with higher current levels of personal bankruptcy filings, has led to higher charge-offs in the consumer portfolios, especially in the credit card portfolio. The Corporation expects continued pressure on consumer charge-offs in the future, however it anticipates that the pending sale of FAC will positively impact future levels of credit losses. Net credit losses from FAC were approximately $21 million in the second quarter of 1997 and $44 million in the first half of 1997. As previously mentioned, the Corporation is performing a strategic review of its national credit card portfolio. Due to the uncertainty of the outcome of this review, the level of the Corporation's charge-offs from this portfolio could increase or decrease from prior periods.

                           CROSS-BORDER OUTSTANDINGS

  In accordance with bank regulatory rules, cross-border outstandings are amounts payable to the Corporation by residents of foreign countries regardless of the currency in which the claim is denominated, excluding the following.

  . Local country claims that are funded by local country obligations payable only in the country where issued.

    In the first quarter of 1997, the Corporation adopted the new country exposure reporting rules issued by the Federal Financial Institutions Examination Council. One of the changes resulting from the new rules is the exclusion from cross-border outstandings of local country claims funded by obligations of the local country, regardless of the currency in which the claim or obligation is denominated. The most significant impact of this change on the Corporation's cross-border outstandings was the exclusion of Argendollar outstandings. Argendollars are outstandings payable to the Corporation in U.S. dollars in Argentina which are funded entirely by dollars borrowed within Argentina.

  . Local country assets funded with U.S. dollars or other non-local currency where the providers of funds agree that, in the event their claims cannot be repaid in the designated currency due to currency exchange restrictions in a given country, they may either accept payment in local currency or wait to receive the non-local currency until such time as it becomes available in the local market. At June 30, 1997, such outstandings related to emerging markets countries totaled $2.5 billion, compared with $2.3 billion at December 31, 1996.

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

  The following summarizes cross-border outstandings in countries which individually amounted to 1.0 percent or more of consolidated total assets at June 30, 1997 and December 31, 1996. Certain amounts at December 31, 1996 have been restated and reflect the above-mentioned changes in the country exposure reporting rules.

                                                   PERCENTAGE OF
                         PUBLIC BANKS OTHER TOTAL  TOTAL ASSETS  COMMITMENTS(1)
                         ------ ----- ----- ------ ------------- --------------
                                         (DOLLARS IN MILLIONS)
June 30, 1997(2)
  Argentina.............  $775  $120  $675  $1,570      2.4%          $ 15
  Brazil................   405    30   480     915      1.4            100
  Chile.................   155   240   420     815      1.2             25
December 31, 1996(2)
  Argentina(3)..........  $605  $ 15  $945  $1,565      2.5%           $55
  Brazil................   305    30   585     920      1.5             40
  Chile.................    60   265   385     710      1.1             30

--------
(1) Included within commitments are letters of credit, guarantees and the undisbursed portions of loan commitments.
(2) There were no cross-border outstandings in countries which totaled between .75% and 1% of consolidated total assets at June 30, 1997 and December 31, 1996.
(3) Amounts have been restated for comparative purposes to exclude Argendollar outstandings of approximately $1.3 billion.

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

                          EMERGING MARKETS COUNTRIES

  At June 30, 1997 and December 31, 1996, approximately $4.7 billion of the Corporation's cross-border outstandings were to emerging markets countries. These cross-border outstandings, of which approximately 79 percent were loans at June 30, 1997, were mainly composed of short-term trade credits, non-trade-related loans and leases not subject to country debt rescheduling agreements, government securities, capital investments in branches and subsidiaries, and trading positions managed by the Corporation's Emerging Markets Sales, Trading & Research business. Most cross-border outstandings to emerging markets countries were to countries in which the Corporation maintains branch networks and/or subsidiaries.

                             ARGENTINA AND BRAZIL

  The Corporation's Argentine assets amounted to approximately $5.1 billion at June 30, 1997 and $4.8 billion at December 31, 1996. Included in these assets are cross-border outstandings of $1.5 billion at June 30, 1997 and $1.6 billion at December 31, 1996. Loans were $3.6 billion at June 30, 1997, compared to $3.4 million at December 31, 1996. The Corporation's Argentine securities portfolio, which consists of trading assets and available for sale securities, amounted to $652 million at June 30, 1997 and $621 million at December 31, 1996.

  The Corporation's nonaccrual Argentine loans were $91 million and $85 million at June 30, 1997 and December 31, 1996, respectively. Net credit losses were $13 million in the second quarter of 1997, compared to $4 million in the second quarter of 1996 and $4 million in the first quarter of 1997. The increase in credit losses in the second quarter of 1997 compared to the second quarter of 1996 was due to the loss on the previously mentioned large international credit in the second quarter of 1997.

  The Corporation's Brazilian assets amounted to approximately $6.2 billion at June 30, 1997, compared with approximately $5.0 billion at December 31, 1996. Included in total assets are cross-border outstandings of $800 million at June 30, 1997 and $900 million at December 31, 1996. The increase in total assets was primarily due to an increase of $1.1 billion in resale agreements and deposits in other banks. Loans were $2.9 billion at June 30, 1997, compared to $2.7 billion at December 31, 1996. The Corporation's Brazilian securities portfolio, consisting of trading assets and available for sale securities, was $646 million at June 30, 1997 and $565 million at December 31, 1996.

  The Corporation's nonaccrual Brazilian loans were $18 million at June 30, 1997, compared with $14 million at December 31, 1996. Net credit losses were $4 million in the second quarter of both 1997 and 1996 and $1 million in the first quarter of 1997.

  The Corporation's Argentine and Brazilian operations maintained currency positions both at June 30, 1997 and December 31, 1996. For further discussion of currency positions, see the "Market Risk Management" section.

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

                           LIQUIDITY RISK MANAGEMENT

  The Corporation's liquid assets, which consist primarily of interest bearing deposits in other banks, federal funds sold and resale agreements, money market loans and unencumbered U.S. Treasury and government agency securities, were $8.4 billion at June 30, 1997, compared with $7.3 billion at December 31, 1996. Also, the Corporation has access to additional funding through the public markets. Management considers overall liquidity at June 30, 1997 to be adequate to meet current obligations, to support expectations for future changes in asset and liability levels and to carry on normal operations. For additional information related to the Corporation's liquidity management, see pages 37 and 38 of the Corporation's 1996 Annual Report to Stockholders, which is incorporated by reference into its 1996 Annual Report on Form 10-K.

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

  The Corporation's trading activities primarily involve providing risk management services to its customers, including interest rate derivatives and foreign exchange contracts. In addition, the Corporation takes proprietary positions in domestic and emerging markets fixed income securities and local currency debt and equity securities. The risk positions taken by the Corporation in these financial instruments are subject to ALCCO approved limits. The Corporation manages the market risk related to its trading portfolios using a Value-at-Risk (VAR) methodology. VAR is defined as the statistical estimate of the potential loss amount that the Corporation could incur from an adverse movement in market prices, given a specified confidence level and a defined holding period. The VAR calculations include the effects of both interest rate and foreign exchange rate risks. The calculations do not take into account the potential diversification benefits of the different positions in each of the trading portfolios. The aggregate VAR limit for the Corporation's trading portfolios was approximately $50 million, and the aggregate VAR exposure was approximately $15 million at both June 30, 1997 and December 31, 1996.

  The majority of the Corporation's assets and liabilities are exposed to interest rate risk. The interest rate risk for U.S. dollar denominated assets and liabilities, which represents a significant portion of the Corporation's consolidated balance sheet at June 30, 1997, is evaluated and managed centrally through the Global Treasury group, utilizing several modeling methodologies. The two principal methodologies used are market value sensitivity and net interest revenue at risk. The results of these models are reviewed monthly with ALCCO and at least quarterly with the Board.

  Market value sensitivity is defined as the potential change in market value, or the economic value, of the institution resulting from changes in interest rates. Net interest revenue at risk is defined as the exposure of the Corporation's net interest revenue over the next twelve months to an adverse movement in interest rates. Both of these methodologies are designed to isolate the effects of market changes in interest rates on the Corporation's existing positions, and they exclude other factors such as competitive pricing considerations, future changes in the asset and liability mix and other possible management actions. Therefore, they are not by themselves measures of future levels of net interest revenue.

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

  The following table shows the Corporation's market value sensitivity and net interest revenue at risk positions at June 30, 1997 and December 31, 1996.

                                        JUNE 30, 1997       DECEMBER 31, 1996
                                    --------------------- ---------------------
                                                QUARTERLY             QUARTERLY
                                    QUARTER-END  AVERAGE  QUARTER-END  AVERAGE
                                    ----------- --------- ----------- ---------
                                               (DOLLARS IN MILLIONS)
Market value sensitivity (1)(2)....    $173       $180       $162       $162
 % of risk-based capital...........     2.5%       2.5%       2.4%       2.4%
Net interest revenue at risk (3)...    $ 17       $ 22       $ 30       $ 29
 % of net interest revenue.........      .7%        .9%       1.3%       1.2%

--------
(1) Based on a 100 basis point adverse interest rate shock.
(2) December 31, 1996 amounts have been restated for comparability.
(3) Based on the greater of a 100 basis point adverse interest rate shock or a 200 basis point adverse change in interest rates over the next twelve-month period. At June 30, 1997 and December 31, 1996 the adverse position was based on a 200 basis point decline in interest rates over the next twelve-month period.

  At June 30, 1997 and December 31, 1996, the Corporation's adverse market value sensitivity was to rising interest rates. The increase in the adverse position since December 31, 1996 was primarily due to a net increase in fixed rate assets, mainly available for sale securities. The Corporation's net interest revenue at risk over the next twelve months was to declining interest rates at June 30, 1997 and December 31, 1996. The Corporation considers the level of its net interest revenue at risk to be a relatively neutral position.

  Non-U.S. dollar denominated interest rate risk is managed by the Corporation's overseas units, with oversight by the Global Treasury group. ALCCO establishes overall limits for its non-U.S. dollar denominated interest rate risk using a combination of market value risk analysis and cumulative gap limits for each country in which the Corporation has local market interest rate risk. Limits are updated at least annually for current market conditions, considering business and economic conditions in the country at a particular point in time. At June 30, 1997, approximately 85 percent of the total overseas limit was allocated to Argentina and Brazil, which, in turn, represented approximately one-third of total domestic limits.

  During the second quarter of 1997, the Corporation continued to structure its balance sheet to take positions in the currencies of emerging markets and other countries where it operates. These positions are taken when the Corporation believes that it can maximize its spread from interest operations by funding local currency assets with U.S. dollars rather than using local currency liabilities or by funding U.S. dollar assets with local currency liabilities. The average currency positions, which represent local currency assets funded by U.S. dollars, for Argentina, Brazil, Chile and South Korea during the second quarter of 1997 were $115 million, $145 million, $51 million and $49 million, respectively. This compares with average currency positions for these same countries during the fourth quarter of 1996 of $107 million, $100 million, $52 million and $49 million, respectively. Whenever these positions are taken, they are subject to limits established by ALCCO and are subject to regular review. To date, these positions have been liquid in nature and management has been able to close and re-open these positions as necessary.

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

                                                        JUNE 30, 1997
                          ----------------------------------------------------------------------------------
                              TRADING PORTFOLIO (1)                       ALM PORTFOLIO (1)
                          ---------------------------------  -----------------------------------------------
                                   FAIR VALUE (2)(3)(4)               FAIR VALUE (2)(3)
                          NOTIONAL --------------------      NOTIONAL -----------------     UNRECOGNIZED (5)
                           AMOUNT   ASSET       LIABILITY     AMOUNT  ASSET     LIABILITY     GAIN (LOSS)
                          -------- ----------  ------------  -------- --------  ----------  ----------------
                                                        (IN MILLIONS)
Interest rate contracts
  Futures and forwards..  $53,201        $ 46          $ 42  $ 4,650                              $(28)
  Interest rate swaps...   11,412          58            87    9,755   $     45    $     57        (21)
  Interest rate options
    Purchased...........   24,415          32                  1,000          2                      1
    Written or sold.....   10,514                        31
                          -------  ----------    ----------  -------   --------    --------       ----
Total interest rate con-
 tracts.................  $99,542  $      136    $      160  $15,405   $     47    $     57       $(48)
                          =======  ==========    ==========  =======   ========    ========       ====
Foreign exchange con-
 tracts
  Spot and forward con-
   tracts...............  $28,693  $      316    $      604  $ 1,720   $     12    $     10       $  2
  Options purchased.....    6,567         101
  Options written or
   sold.................    6,160                        99
                          -------  ----------    ----------  -------   --------    --------       ----
Total foreign exchange
 contracts..............  $41,420  $      417    $      703  $ 1,720   $     12    $     10       $  2
                          =======  ==========    ==========  =======   ========    ========       ====
                                                      DECEMBER 31, 1996
                          ----------------------------------------------------------------------------------
                              TRADING PORTFOLIO (1)                       ALM PORTFOLIO (1)
                          ---------------------------------  -----------------------------------------------
                                   FAIR VALUE (2)(3)(4)               FAIR VALUE (2)(3)
                          NOTIONAL --------------------      NOTIONAL -----------------     UNRECOGNIZED (5)
                           AMOUNT   ASSET       LIABILITY     AMOUNT  ASSET     LIABILITY     GAIN (LOSS)
                          -------- ----------  ------------  -------- --------  ----------  ----------------
                                                        (IN MILLIONS)
Interest rate contracts
  Futures and forwards..  $47,927  $       65    $       64  $ 3,382                              $(45)
  Interest rate swaps...    9,332          58            54    6,975   $     25    $     40        (11)
  Interest rate options
    Purchased...........    6,471          14
    Written or sold.....    4,593                        13
                          -------  ----------    ----------  -------   --------    --------       ----
Total interest rate con-
 tracts.................  $68,323  $      137    $      131  $10,357   $     25    $     40       $(56)
                          =======  ==========    ==========  =======   ========    ========       ====
Foreign exchange con-
 tracts
  Spot and forward con-
   tracts...............  $20,224  $      313    $      348  $ 1,755   $     11         $ 9       $  2
  Options purchased.....    2,529          42
  Options written or
   sold.................    2,434                        37
                          -------  ----------    ----------  -------   --------    --------       ----
Total foreign exchange
 contracts..............  $25,187  $      355    $      385  $ 1,755   $     11         $ 9       $  2
                          =======  ==========    ==========  =======   ========    ========       ====

--------
(1) Contracts under master netting agreements are shown on a net basis for both the trading and ALM portfolios.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. The fair value amounts of the trading portfolio are included in other assets or other liabilities, as applicable. The majority of derivatives that are part of the ALM portfolio are accounted for on the accrual basis, and not carried at fair value. In certain cases, contracts, such as futures, are subject to daily cash settlements; as such, the fair value of these instruments is zero.
(3) The credit exposure of interest rate derivatives and foreign exchange contracts is represented by the fair value of contracts reported in the "Asset" column.
(4) The average asset and liability fair value amounts for interest rate contracts included in the trading portfolio for the quarters ended June 30, 1997 and December 31, 1996 were approximately $142 million and $151 million, respectively, and $137 million and $129 million, respectively. The average asset and liability fair value amounts for foreign exchange contracts included in the trading portfolio were approximately $371 million and $516 million, respectively, for the quarter ended June 30, 1997, and $283 million and $295 million, respectively, for the quarter ended December 31, 1996.
(5) Unrecognized gain or loss represents the amount of gain or loss, based on fair value, that has not been recognized in the income statement at the balance sheet date. This includes amounts related to contracts that have been terminated. Such amounts are recognized as an adjustment of yield over the period being managed. At June 30, 1997, there were $11 million of unrecognized gains and $17 million of unrecognized losses related to terminated contracts that are being amortized to net interest revenue over weighted average periods of 20 months and 7 months, respectively. At December 31, 1996, there were $16 million of unrecognized gains and $33 million of unrecognized losses related to terminated contracts that were being amortized to net interest revenue over weighted average periods of 26 months and 13 months, respectively.

  Net trading gains or losses from interest rate derivatives are recorded in trading account profits and commissions. The Corporation's interest rate derivative trading activities primarily include providing risk management products to its customers. Derivatives are also used to manage risk in other trading portfolios, such as emerging markets securities. The results of these derivative activities are combined with the results of the respective trading portfolio to determine the overall performance of the trading business and, as such, are not included in the results of derivative trading activities. Net trading gains from interest rate derivative trading for the quarter and six months ended June 30, 1997 were $4 million and $9 million, respectively, and for the quarter and six months ended June 30, 1996 were $1 million and $3 million, respectively.

  Net trading gains from foreign exchange contracts are recorded in other income. Net trading gains from foreign exchange activities, which include foreign exchange spot, forward and options contracts, for the quarter and six months ended June 30, 1997 were $20 million and $39 million, respectively, and for the quarter and six months ended June, 30, 1996 were $12 million and $24 million, respectively.

  The notional amount of interest rate derivative contracts and foreign exchange contracts included in the trading portfolio increased approximately $31 billion and $16 billion, respectively, from December 31, 1996. The increases were due to a higher level of customer demand and growth of the derivative trading business.

  The following table summarizes the remaining maturity of interest rate derivative financial instruments entered into for asset and liability management purposes as of June 30, 1997.

                                            REMAINING MATURITY
                          --------------------------------------------------------------
                                                                    JUNE 30  DECEMBER 31
                                                                     1997       1996
                           1997    1998  1999  2000  2001   2002+    TOTAL      TOTAL
                          -------  ----  ----  ----  ----   ------  -------  -----------
                                          (DOLLARS IN MILLIONS)
INTEREST RATE SWAPS
Domestic
Receive fixed rate swaps
 (1)
 Notional amount........  $   441  $430  $130  $440  $300   $1,800  $ 3,541    $ 2,826
 Weighted average re-
  ceive rate............     6.98% 6.11% 6.44% 5.71% 6.10%    6.47%    6.36%      6.38%
 Weighted average pay
  rate..................     5.82% 5.80% 5.93% 5.84%  5.81%   5.74%    5.78%      5.67%
Pay fixed rate swaps (1)
 Notional amount........           $ 15                     $  287  $   302    $    83
 Weighted average re-
  ceive rate............           5.84%                      5.98%    5.97%      5.88%
 Weighted average pay
  rate..................           9.36%                      6.36%    6.50%      7.61%
Basis swaps (2)
 Notional amount........           $ 50  $110  $ 50                 $   210    $   468
 Weighted average re-
  ceive rate............           5.82% 5.79% 6.03%                   5.85%      5.90%
 Weighted average pay
  rate..................           5.39% 5.82% 5.78%                   5.71%      5.64%
Total Domestic Interest
 Rate Swaps
 Notional amount........  $   441  $495  $240  $490  $300   $2,087  $ 4,053    $ 3,377
 Weighted average re-
  ceive rate (3)........     6.98% 6.08% 6.14% 5.74% 6.10%    6.40%    6.31%      6.31%
 Weighted average pay
  rate (3)..............     5.82% 5.87% 5.88% 5.83%  5.81%   5.82%    5.83%      5.71%
Total International
 Interest Rate Swaps
 Notional Amount
 (4)(6).................  $ 5,685              $ 17                 $ 5,702    $ 3,598
OTHER DERIVATIVE
 PRODUCTS
Futures and forwards
 (5)(6).................  $ 4,650                                   $ 4,650    $ 3,382
Interest rate options
 purchased (7)..........           $500  $500                       $ 1,000
                          -------  ----  ----  ----  ----   ------  -------    -------
Total Consolidated
 Notional Amount........  $10,776  $995  $740  $507  $300   $2,087  $15,405    $10,357
                          =======  ====  ====  ====  ====   ======  =======    =======

--------
(1) Approximately $1.6 billion of the receive fixed rate swaps are linked to floating rate loans, and the remaining $1.9 billion to fixed rate notes payable. Of the swaps linked to notes payable, approximately $1 billion are scheduled to mature in 2002 and thereafter. The majority of the pay fixed rate swaps are linked to available for sale securities.
(2) Basis swaps represent swaps where both the pay rate and receive rate are floating rates. Most of the basis swaps are linked to bank notes.
(3) The majority of the Corporation's interest rate swaps accrue at LIBOR. In arriving at the variable weighted average receive and pay rates, LIBOR rates in effect as of June 30, 1997 have been implicitly assumed to remain constant throughout the terms of the swaps. Future changes in LIBOR rates would affect the variable rate information disclosed.
(4) The majority of the international portfolio is comprised of swaps entered into by the Corporation's Brazilian operations with a weighted average maturity of less than 1 year. These swaps typically include the exchange of floating rate indices that are limited to the Brazilian market.
(5) Represent contracts entered into by the Corporation's Brazilian operations in the local market which are linked to short-term interest bearing assets and liabilities.
(6) The increase from December 31, 1996 was due to the increased use of swap and futures and forward contracts to hedge balance sheet positions.
(7) Represents LIBOR floors that are linked to fixed interest rate deposits.

  The Corporation routinely reviews its asset and liability derivative positions to determine whether such instruments continue to function as effective risk management tools. The utilization of derivative instruments is modified from time to time in response to changing market conditions, as well as changes in the characteristics and mix of the Corporation's related assets and liabilities.

  Additional information on the Corporation's derivative products, including accounting policies, is included on pages 41 and 42 of, and in Notes 1 and 22 to the Financial Statements, in the Corporation's 1996 Annual Report to Stockholders, which is incorporated by reference in its 1996 Annual Report on Form 10-K.

                             BANKBOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           JUNE 30   DECEMBER 31
                                                             1997       1996
                                                           --------  -----------
                          ASSETS
Cash and due from banks................................... $  4,485   $  4,273
Interest bearing deposits in other banks..................    1,835      1,634
Federal funds sold and securities purchased under
 agreements to resell.....................................    2,235      1,857
Trading securities........................................    1,688      1,238
Securities
  Available for sale......................................    8,969      7,804
  Held to maturity (fair value of $630 in 1997 and $675 in
   1996)..................................................      636        680
Loans and lease financing
  United States operations................................   31,909     31,175
  International operations................................   10,404      9,886
                                                           --------   --------
   Total loans and lease financing (net of unearned income
    of $368 in 1997 and $380 in 1996).....................   42,313     41,061
Reserve for credit losses.................................     (845)      (883)
                                                           --------   --------
  Net loans and lease financing...........................   41,468     40,178
Premises and equipment, net...............................      963        894
Due from customers on acceptances.........................      486        438
Accrued interest receivable...............................      544        546
Other assets..............................................    2,829      2,764
                                                           --------   --------
TOTAL ASSETS.............................................. $ 66,138   $ 62,306
                                                           ========   ========


   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)

                                                         JUNE 30   DECEMBER 31
                                                           1997       1996
                                                         --------  -----------
          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 Domestic offices
  Noninterest bearing................................... $  7,702   $  8,340
  Interest bearing......................................   24,423     24,709
 Overseas offices
  Noninterest bearing...................................      984        751
  Interest bearing......................................    9,869      9,031
                                                         --------   --------
    Total deposits......................................   42,978     42,831
Funds borrowed
 Federal funds purchased................................    1,834        527
 Term federal funds purchased...........................    1,652      1,442
 Securities sold under agreements to repurchase.........    2,421      2,034
 Other funds borrowed...................................    6,470      5,155
Acceptances outstanding.................................      490        448
Accrued expenses and other liabilities..................    2,176      1,614
Notes payable...........................................    2,696      2,821
Guaranteed preferred beneficial interests in
 Corporation's junior subordinated debentures...........      747        500
                                                         --------   --------
TOTAL LIABILITIES.......................................   61,464     57,372
                                                         --------   --------
Commitments and contingencies
Stockholders' equity
 Preferred stock without par value
  Authorized shares--10,000,000
  Issued and outstanding shares--4,593,941..............      508        508
 Common stock, par value $1.50
  Authorized shares--300,000,000
  Issued shares--154,187,493 in 1997 and 153,172,672 in
   1996
  Outstanding shares--147,110,689 in 1997 and
   153,172,672 in 1996..................................      231        230
Surplus.................................................    1,244      1,202
Retained earnings.......................................    3,168      2,925
Net unrealized gain on securities available for sale,
 net of tax.............................................       54         76
Cumulative translation adjustments, net of tax..........      (10)        (7)
Treasury stock, at cost (7,076,804 shares in 1997)......     (521)
                                                         --------   --------
TOTAL STOCKHOLDERS' EQUITY..............................    4,674      4,934
                                                         --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............. $ 66,138   $ 62,306
                                                         ========   ========

    The accompanying notes are an integral part of the financial statements.

                             BANKBOSTON CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                              QUARTERS ENDED  SIX MONTHS ENDED
                                                  JUNE 30          JUNE 30
                                              --------------- -----------------
                                               1997    1996     1997     1996
                                              ------- ------- -------- --------
INTEREST INCOME
  Loans and lease financing, including fees.. $ 1,001 $   937 $  1,975 $  1,915
  Securities.................................     163     139      333      277
  Trading securities.........................      28      52       56       93
  Mortgages held for sale....................               1                18
  Federal funds sold and securities purchased
   under agreements to resell................      53      45      121       88
  Deposits in other banks....................      36      28       71       52
                                              ------- ------- -------- --------
    Total interest income....................   1,281   1,202    2,556    2,443
                                              ------- ------- -------- --------
INTEREST EXPENSE
  Deposits of domestic offices...............     233     228      462      461
  Deposits of overseas offices...............     172     198      343      385
  Funds borrowed.............................     199     159      392      370
  Notes payable..............................      61      46      123       90
                                              ------- ------- -------- --------
    Total interest expense...................     665     631    1,320    1,306
                                              ------- ------- -------- --------
NET INTEREST REVENUE.........................     616     571    1,236    1,137
  Provision for credit losses................      60      57      120      114
                                              ------- ------- -------- --------
  Net interest revenue after provision for
   credit losses.............................     556     514    1,116    1,023
                                              ------- ------- -------- --------
NONINTEREST INCOME
  Financial service fees.....................     156     135      293      187
  Trust and agency fees......................      69      62      135      119
  Trading profits and commissions............      28      25       47       38
  Net securities gains.......................      32       4       41       17
  Other income...............................      92     157      191      307
                                              ------- ------- -------- --------
    Total noninterest income.................     377     383      707      668
                                              ------- ------- -------- --------
NONINTEREST EXPENSE
  Salaries...................................     260     244      518      485
  Employee benefits..........................      52      49      104      101
  Occupancy expense..........................      52      50      103      101
  Equipment expense..........................      36      34       71       68
  Other expense..............................     178     155      326      304
                                              ------- ------- -------- --------
    Total noninterest expense................     578     532    1,122    1,059
                                              ------- ------- -------- --------
Income before income taxes...................     355     365      701      632
Provision for income taxes...................     143     151      282      263
                                              ------- ------- -------- --------
NET INCOME................................... $   212 $   214 $    419 $    369
                                              ======= ======= ======== ========
NET INCOME APPLICABLE TO COMMON STOCK........ $   203 $   205 $    400 $    350
                                              ======= ======= ======== ========
PER COMMON SHARE
Net income
  Primary.................................... $  1.37 $  1.33 $   2.66 $   2.27
  Fully diluted.............................. $  1.35 $  1.32 $   2.62 $   2.24
Dividends declared........................... $   .51 $   .44 $    .95 $    .81
AVERAGE NUMBER OF COMMON SHARES (IN
 THOUSANDS)
  Primary.................................... 147,910 153,650  150,650  154,318
  Fully diluted.............................. 149,787 155,183  152,691  156,018

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                1997    1996
SIX MONTHS ENDED JUNE 30                                       ------  ------
PREFERRED STOCK
Balance, January 1............................................ $  508  $  508
                                                               ------  ------
Balance, June 30..............................................    508     508
                                                               ------  ------
COMMON STOCK
Balance, January 1............................................    230     350
Change in par value...........................................           (118)
Common stock issued
 Exercise of stock options....................................      1       2
 Business combination.........................................              1
                                                               ------  ------
Balance, June 30..............................................    231     235
                                                               ------  ------
SURPLUS
Balance, January 1............................................  1,202   1,240
Change in par value...........................................            118
Dividend reinvestment and common stock purchase plan..........      5
Exercise of stock options.....................................     (8)    (26)
Additional purchase price for prior business combination......      7
Restricted stock grants.......................................     19       3
Business combination..........................................             47
Other, principally employee benefit plans.....................     19       7
                                                               ------  ------
Balance, June 30..............................................  1,244   1,389
                                                               ------  ------
RETAINED EARNINGS
Balance, January 1............................................  2,925   2,548
Net income....................................................    419     369
Restricted stock grants.......................................    (14)     (4)
Payment on ESOP loan..........................................              3
Cash dividends declared
 Preferred stock..............................................    (19)    (19)
 Common stock.................................................   (143)   (112)
                                                               ------  ------
Balance, June 30..............................................  3,168   2,785
                                                               ------  ------
NET UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE
Balance, January 1............................................     76      82
Change in net unrealized gain on securities available for
 sale, net of tax.............................................    (22)    (31)
                                                               ------  ------
Balance, June 30..............................................     54      51
                                                               ------  ------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1............................................     (7)     (4)
Change in translation adjustments, net of tax.................     (3)     (2)
                                                               ------  ------
Balance, June 30..............................................    (10)     (6)
                                                               ------  ------
TREASURY STOCK
Balance, January 1............................................            (22)
Purchases of treasury stock...................................   (552)   (255)
Treasury stock reissued
 Dividend reinvestment and common stock purchase plan.........      6      23
 Exercise of stock options....................................     24      51
 Additional purchase price for prior business combination.....              7
 Restricted stock grants......................................      1      10
 Business combination.........................................            181
 Other, principally employee benefit plans....................              5
                                                               ------  ------
Balance, June 30..............................................   (521)
                                                               ------  ------
TOTAL STOCKHOLDERS' EQUITY, JUNE 30........................... $4,674  $4,962
                                                               ======  ======

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                1997     1996
SIX MONTHS ENDED JUNE 30                                      --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $    419  $   369
Reconciliation of net income to net cash provided from (used for) operating activities
 Provision for credit losses................................       120      114
 Depreciation and amortization..............................        79       70
 Provision for deferred taxes...............................        44       62
 Net gains on sales of securities and other assets..........      (127)    (229)
 Change in trading securities...............................      (450)    (572)
 Net change in mortgages held for sale......................                241
 Net change in interest receivables and payables............       (38)     (11)
 Other, net.................................................       527      (85)
                                                              --------  -------
 Net cash provided from (used for) operating activities.....       574      (41)
                                                              --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided from (used for) interest bearing deposits
 in other banks.............................................      (201)     164
Net cash used for federal funds sold and securities
 purchased under agreements to resell.......................      (378)    (968)
Securities available for sale
 Sales......................................................     2,711    1,615
 Maturities.................................................     1,161    2,308
 Purchases..................................................    (5,114)  (4,760)
Securities held to maturity
 Maturities.................................................        73       29
 Purchases..................................................       (29)     (51)
Loans and lease financing originated by nonbank entities....   (16,023)  (7,327)
Loans and lease financing collected by nonbank entities.....    15,472    6,414
Proceeds from sales of loan portfolios by bank
 subsidiaries...............................................     1,295
Net cash used for lending and lease activities of bank
 subsidiaries...............................................    (2,188)    (977)
Proceeds from sales of other real estate owned..............        12       19
Expenditures for premises and equipment.....................      (152)    (113)
Proceeds from sales of business units, premises and
 equipment..................................................        21      186
Other, net..................................................       165      (19)
                                                              --------  -------
 Net cash used for investing activities.....................    (3,175)  (3,480)
                                                              --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided from deposits.............................       147    2,334
Net cash provided from funds borrowed.......................     3,219      829
Net repayments of notes payable.............................      (510)    (172)
Net proceeds from issuance of notes payable.................       385      615
Net proceeds from issuance of guaranteed preferred
 beneficial interests in Corporation's junior subordinated
 debentures.................................................       247
Net proceeds from issuance of common stock..................        42       54
Purchases of treasury stock.................................      (552)    (255)
Dividends paid..............................................      (162)    (131)
                                                              --------  -------
 Net cash provided from financing activities................     2,816    3,274
                                                              --------  -------
Effect of foreign currency translation on cash..............        (3)      (7)
                                                              --------  -------
NET CHANGE IN CASH AND DUE FROM BANKS.......................       212     (254)
CASH AND DUE FROM BANKS AT JANUARY 1........................     4,273    3,561
                                                              --------  -------
CASH AND DUE FROM BANKS AT JUNE 30..........................  $  4,485  $ 3,307
                                                              ========  =======
Interest payments made......................................  $  1,361  $ 1,313
Income tax payments made....................................  $    284  $   205

   The accompanying notes are an integral part of these financial statements.

                            BANKBOSTON CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. The accompanying interim consolidated financial statements of BankBoston Corporation (the Corporation) are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Prior period financial statements have been restated to give retroactive effect to the acquisition of BayBanks, Inc. (BayBanks) completed in July 1996, which was accounted for as a pooling of interests. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Corporation's 1996 Annual Report on Form 10-K.

2. ACQUISITIONS AND DIVESTITURES

  In May 1997, the Corporation entered into an agreement to acquire Pacific National Corporation (Pacific), the holding company of Pacific National Bank of Nantucket, in exchange for approximately $24 million of the Corporation's common stock. The transaction, which will be accounted for as a purchase, is subject to approval by bank regulators and Pacific's stockholders and, if approved, is expected to close in the fourth quarter of 1997.

  In June 1997, the Corporation announced an agreement to sell its consumer finance subsidiary, Fidelity Acceptance Corporation. Under the terms of the agreement, the Corporation expects to receive total proceeds of approximately $340 million, resulting in an after-tax gain of approximately $40 million. The transaction is expected to close in the second half of 1997, subject to regulatory approval.

3. SECURITIES

  A summary comparison of securities available for sale by type is as follows:

                           JUNE 30, 1997  DECEMBER 31, 1996
                          --------------- -------------------
                                 CARRYING          CARRYING
                           COST   VALUE    COST      VALUE
                          ------ -------- -------- ----------
                                    (IN MILLIONS)
U.S. Treasury...........  $1,400  $1,397    $1,669    $1,675
U.S. government agencies
 and corporations--
 mortgage-backed
 securities.............   5,022   5,029     3,789     3,801
States and political
 subdivisions...........     140     141       172       173
Foreign debt
 securities.............   1,259   1,278     1,095     1,133
Other debt securities...     404     405       250       256
Marketable equity
 securities.............     171     229       156       217
Other equity
 securities.............     490     490       549       549
                          ------  ------  --------  --------
                          $8,886  $8,969    $7,680    $7,804
                          ======  ======  ========  ========

  Other equity securities included in securities available for sale are not traded on established exchanges and are carried at cost.

                             BANKBOSTON CORPORATION

3. SECURITIES (CONTINUED)

  A summary comparison of securities held to maturity by type is as follows:

                                         JUNE 30, 1997      DECEMBER 31, 1996
                                      -------------------- --------------------
                                      AMORTIZED            AMORTIZED
                                        COST    FAIR VALUE   COST    FAIR VALUE
                                      --------- ---------- --------- ----------
                                                    (IN MILLIONS)
U.S. Treasury........................   $  5       $  5      $  3       $  3
U.S. government agencies and
 corporations--
 mortgage-backed securities..........    523        517       535        530
States and political subdivisions....      4          4         6          6
Other debt securities................      1          1
Foreign debt securities..............     11         11        11         11
Other equity securities..............     92         92       125        125
                                        ----       ----      ----       ----
                                        $636       $630      $680       $675
                                        ====       ====      ====       ====

  Other equity securities included in securities held to maturity represent securities, such as Federal Reserve Bank and Federal Home Loan Bank stock, which are not traded on established exchanges and have only redemption capabilities. Fair values for such securities are considered to approximate cost.

4. LOANS AND LEASE FINANCING

  The following are the details of loan and lease financing balances:

                                                            JUNE 30  DECEMBER 31
                                                             1997       1996
                                                            -------  -----------
                                                               (IN MILLIONS)
United States operations
 Commercial, industrial and financial...................... $14,527    $13,162
 Commercial real estate
  Construction.............................................     314        284
  Other....................................................   3,398      3,240
 Consumer-related loans
  Residential mortgages....................................   3,016      3,184
  Home equity loans........................................   2,924      2,878
  Credit card loans........................................   1,488      1,395
  Other....................................................   4,739      5,503
 Lease financing...........................................   1,780      1,816
 Unearned income...........................................    (277)      (287)
                                                            -------    -------
                                                             31,909     31,175
                                                            -------    -------
International operations
 Loans and lease financing.................................  10,495      9,979
 Unearned income...........................................     (91)       (93)
                                                            -------    -------
                                                             10,404      9,886
                                                            -------    -------
                                                            $42,313    $41,061
                                                            =======    =======

                            BANKBOSTON CORPORATION

5. RESERVE FOR CREDIT LOSSES

  An analysis of the reserve for credit losses is as follows:

                                            QUARTERS ENDED   SIX MONTHS ENDED
                                               JUNE 30            JUNE 30
                                            ---------------- ------------------
                                             1997     1996     1997      1996
                                            -------  ------- --------  --------
                                                     (IN MILLIONS)
BALANCE, BEGINNING OF PERIOD...............   $ 864    $884     $ 883     $ 890
Provision..................................      60      57       120       114
Reserves of entities sold..................                                 (11)
Reserve of acquired bank...................               2                   2
Domestic credit losses
  Commercial, industrial and financial.....      (7)     (5)      (27)      (13)
  Commercial real estate...................      (3)     (7)       (4)      (20)
  Consumer-related loans
    Residential mortgages..................      (1)     (4)       (4)       (9)
    Credit card loans......................     (25)     (6)      (45)       (8)
    Home equity loans......................      (2)     (1)       (5)       (5)
    Other..................................     (44)    (31)      (87)      (61)
International credit losses................     (24)    (13)      (31)      (23)
                                            -------  ------  --------  --------
    Total credit losses....................    (106)    (67)     (203)     (139)
                                            -------  ------  --------  --------
Domestic recoveries
  Commercial, industrial and financial.....       2       3         4         8
  Commercial real estate...................       6       4         7         6
  Consumer-related loans
    Residential mortgages..................       1       1         3         2
    Credit card loans......................       1       2         2         1
    Home equity loans......................       1                 1         1
    Other..................................      10       6        18        13
International recoveries...................       6       3        10         8
                                            -------  ------  --------  --------
    Total recoveries.......................      27      19        45        39
                                            -------  ------  --------  --------
Net credit losses..........................     (79)    (48)     (158)     (100)
                                            -------  ------  --------  --------
BALANCE, END OF PERIOD..................... $   845  $  895  $    845  $    895
                                            =======  ======  ========  ========

  At June 30, 1997, loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," totaled $189 million, of which $32 million related to loans with no valuation reserve and $157 million related to loans with a valuation reserve of $31 million. At June 30, 1996, impaired loans totaled $300 million, of which $93 million related to loans with no valuation reserve and $207 million related to loans with a valuation reserve of $53 million. For the quarters ended June 30, 1997 and 1996, average impaired loans were approximately $213 million and $280 million, respectively. For the six months ended June 30, 1997 and 1996, average impaired loans were approximately $229 million and $266 million, respectively. Interest recognized on impaired loans during these periods was not material.

                             BANKBOSTON CORPORATION

6. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEBENTURES

  In 1996, BankBoston Capital Trust I and BankBoston Capital Trust II, and in June 1997, BankBoston Capital Trust III (collectively, the Trusts), were formed by the Corporation for the exclusive purpose of issuing capital securities (Trust Securities) and investing the proceeds from the sale of such Trust Securities in junior subordinated debentures issued by the Corporation.

  In November and December 1996, a total of $500 million of Trust Securities were issued, consisting of $250 million of 8 1/4% Trust Securities issued by BankBoston Capital Trust I and $250 million of 7 3/4% Trust Securities issued by BankBoston Capital Trust II. Both issues of Trust Securities have a liquidation preference of $1,000 per Trust Security, pay distributions semiannually beginning on June 15, 1997 and are scheduled to mature on December 15, 2026. In addition, in June 1997, $250 million of floating rate Trust Securities were issued by BankBoston Capital Trust III. These Trust Securities have a liquidation preference of $1,000 per Trust Security, pay distributions semiannually beginning on September 15, 1997 at LIBOR plus .75% and are scheduled to mature on June 15, 2027. At June 30, 1997, the interest rate on the floating rate Trust Securities was 6 5/16%.

  The sole assets of the Trusts are their respective subordinated debentures, which bear interest at rates equal to the rates on the Trust Securities. The Corporation is the owner of all the beneficial interests of the Trusts represented by common securities, and has fully and unconditionally guaranteed all of the Trusts' obligations under the Trust Securities.

7. CONTINGENCIES

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

8. RESTRUCTURING AND MERGER-RELATED COSTS

  During 1996, the Corporation recorded $180 million of restructuring and merger-related costs in connection with its acquisition of BayBanks. Included in these costs were employee-related severance and property-related costs; professional fees and other costs of effecting the acquisition; and systems and other costs incurred during the period.

  During the first six months of 1997, cash outlays charged against the related reserves amounted to $55 million. These cash outlays primarily consisted of early retirement benefits and payments to terminated employees. Approximately 900 employees were either terminated or left the Corporation through enhanced retirement programs during the first half of 1997. The remaining reserves of $42 million at June 30, 1997 consist primarily of expected cash outlays related to severance and property-related costs, which are expected to occur throughout the remainder of the integration process.

CONSOLIDATED BALANCE SHEET AVERAGES BY QUARTER

LAST NINE QUARTERS

                                   1995                        1996                    1997
                          ----------------------- ------------------------------- ---------------
                             2       3       4       1       2       3       4       1       2
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
                                                       (IN MILLIONS)
    ASSETS
Interest bearing
 deposits in other
 banks..................  $ 1,310 $ 1,332 $ 1,454 $ 1,338 $ 1,313 $ 1,256 $ 1,405 $ 1,961 $ 1,748
Federal funds sold and
 securities purchased
 under agreements to
 resell.................    1,294   1,004     972   1,416   1,532   1,708   2,047   2,189   1,896
Trading securities......      815     922     929   1,136   1,624   1,467   1,459   1,498   1,590
Loans held for sale.....      262     506     760     960      69      21      44
Securities..............    7,335   7,468   7,823   8,143   8,065   8,249   8,029   9,261   9,488
Loans and lease
 financing..............   37,811  39,033  39,357  39,179  40,114  41,223  41,835  41,732  42,112
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 Total earning assets...   48,827  50,265  51,295  52,172  52,717  53,924  54,819  56,641  56,834
Other assets............    6,034   6,447   6,506   6,415   5,664   6,125   6,237   6,583   7,112
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 TOTAL ASSETS...........  $54,861 $56,712 $57,801 $58,587 $58,381 $60,049 $61,056 $63,224 $63,946
                          ======= ======= ======= ======= ======= ======= ======= ======= =======
 LIABILITIES AND
  STOCKHOLDERS' EQUITY
Deposits
Domestic offices
 Noninterest bearing....  $ 6,091 $ 6,285 $ 6,509 $ 6,586 $ 6,420 $ 6,694 $ 6,837 $ 6,951 $ 7,229
 Interest bearing.......   23,108  24,190  24,700  24,849  24,931  26,003  25,121  24,622  24,657
Overseas offices
 Noninterest bearing....      416     501     492     499     465     491     455     599     626
 Interest bearing.......    7,967   7,790   8,202   8,698   9,302   9,429   9,618   9,727   9,734
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 Total deposits.........   37,582  38,766  39,903  40,632  41,118  42,617  42,031  41,899  42,246
Federal funds purchased
 and repurchase
 agreements.............    4,696   3,959   4,672   3,959   4,561   4,739   5,167   5,923   5,776
Other funds borrowed....    4,432   5,661   4,683   5,102   3,721   3,562   4,190   4,943   5,690
Notes payable...........    2,112   2,115   2,159   2,421   2,584   2,674   2,983   3,316   3,351
Other liabilities.......    1,818   1,790   1,806   1,767   1,709   1,698   1,860   2,191   2,216
Stockholders' equity....    4,221   4,421   4,578   4,706   4,688   4,759   4,825   4,952   4,667
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY..  $54,861 $56,712 $57,801 $58,587 $58,381 $60,049 $61,056 $63,224 $63,946
                          ======= ======= ======= ======= ======= ======= ======= ======= =======

CONSOLIDATED STATEMENT OF INCOME BY QUARTER--TAXABLE EQUIVALENT BASIS

LAST NINE QUARTERS

                                  1995                    1996                  1997
                          -------------------- ---------------------------  -------------
                            2      3      4      1      2      3      4       1      2
                          ------ ------ ------ ------ ------ ------ ------  ------ ------
                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
NET INTEREST REVENUE      $557.3 $569.6 $572.9 $565.5 $571.5 $591.4 $611.2  $620.0 $615.9
Taxable equivalent
 adjustment.............     4.9    4.4    8.4    5.5    4.7    5.0    5.2     5.0    4.5
                          ------ ------ ------ ------ ------ ------ ------  ------ ------
Total net interest
 revenue................   562.2  574.0  581.3  571.0  576.2  596.4  616.4   625.0  620.4
Provision for credit
 losses.................    46.5   51.0   81.0   56.9   57.1   57.0   60.0    60.0   60.0
                          ------ ------ ------ ------ ------ ------ ------  ------ ------
Net interest revenue
 after provision for
 credit losses..........   515.7  523.0  500.3  514.1  519.1  539.4  556.4   565.0  560.4
                          ------ ------ ------ ------ ------ ------ ------  ------ ------
NONINTEREST INCOME
Financial service fees..   155.9  162.2  230.6   51.6  135.3  140.4  146.6   137.5  155.7
Trust and agency fees...    63.0   64.4   54.8   57.4   61.9   61.6   65.0    66.0   69.4
Trading profits and
 commissions............     6.8    7.2    9.1   12.9   25.0   20.7   17.2    19.3   27.9
Net securities gains....      .2     .8    1.9   13.4    3.4    7.1    (.8)    8.8   31.9
Other income............    65.8   71.2   71.3  149.9  157.3  106.7  111.5    98.1   91.9
                          ------ ------ ------ ------ ------ ------ ------  ------ ------
 Total noninterest in-
  come..................   291.7  305.8  367.7  285.2  382.9  336.5  339.5   329.7  376.8
                          ------ ------ ------ ------ ------ ------ ------  ------ ------
NONINTEREST EXPENSE
Salaries................   230.7  245.9  243.2  240.8  243.9  244.2  254.5   257.7  260.2
Employee benefits.......    51.0   52.2   45.8   52.2   49.0   49.1   44.4    52.7   51.3
Occupancy expense.......    46.8   48.3   48.6   51.1   49.7   51.1   50.6    50.8   52.1
Equipment expense.......    33.6   33.5   33.8   34.3   33.9   34.2   36.2    35.6   35.8
Acquisition, divestiture
 and restructuring
 expense................                  28.2                180.0
Other expense...........   149.7  138.0  146.1  148.5  155.7  153.8  162.2   147.4  178.5
                          ------ ------ ------ ------ ------ ------ ------  ------ ------
 Total noninterest ex-
  pense.................   511.8  517.9  545.7  526.9  532.2  712.4  547.9   544.2  577.9
                          ------ ------ ------ ------ ------ ------ ------  ------ ------
Income before income
 taxes..................   295.6  310.9  322.3  272.4  369.8  163.5  348.0   350.5  359.3
Provision for income
 taxes..................   123.0  132.0  133.6  112.0  151.3   78.5  141.3   138.7  142.8
Taxable equivalent
 adjustment.............     4.9    4.4    8.4    5.5    4.7    5.0    5.2     5.0    4.5
                          ------ ------ ------ ------ ------ ------ ------  ------ ------
                           127.9  136.4  142.0  117.5  156.0   83.5  146.5   143.7  147.3
                          ------ ------ ------ ------ ------ ------ ------  ------ ------
NET INCOME..............  $167.7 $174.5 $180.3 $154.9 $213.8 $ 80.0 $201.5  $206.8 $212.0
                          ====== ====== ====== ====== ====== ====== ======  ====== ======
PER COMMON SHARE
Net Income
 Primary................  $ 1.03 $ 1.06 $ 1.09 $  .94 $ 1.33 $  .46 $ 1.26  $ 1.29 $ 1.37
 Fully diluted..........    1.02   1.05   1.08    .93   1.32    .45   1.24    1.27   1.35
Cash dividends
 declared...............     .27    .37    .37    .37    .44    .44    .44     .44    .51

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                     QUARTER ENDED JUNE 30, 1997
                                                     ---------------------------
                                                     AVERAGE             AVERAGE
                                                     VOLUME  INTEREST(1)  RATE
                                                     ------- ----------- -------
                                                        (DOLLARS IN MILLIONS)
                      ASSETS
Interest Bearing Deposits with Other Banks
 U.S...............................................  $   212   $    3      5.84%
 International.....................................    1,536       33      8.69
                                                     -------   ------
 Total.............................................    1,748       36      8.35
                                                     -------   ------     -----
Federal Funds Sold and Resale Agreements
 U.S...............................................      666        9      5.46
 International.....................................    1,230       44     14.31
                                                     -------   ------
 Total.............................................    1,896       53     11.21
                                                     -------   ------     -----
Trading Securities
 U.S...............................................      939       15      6.41
 International.....................................      651       13      7.89
                                                     -------   ------
 Total.............................................    1,590       28      7.02
                                                     -------   ------     -----
Securities
 U.S.
 Available for sale(2).............................    7,680      122      6.47
 Held to maturity..................................      658       11      6.45
 International
 Available for sale(2).............................    1,150       34     12.04
                                                     -------   ------
 Total.............................................    9,488      167      7.09
                                                     -------   ------     -----
Loans and Leases (Net of Unearned Income)
 U.S...............................................   31,735      710      8.97
 International.....................................   10,377      291     11.24
                                                     -------   ------
 Total loans and lease financing(3)................   42,112    1,001      9.53
                                                     -------   ------     -----
Earning assets.....................................   56,834    1,285      9.07
                                                               ------     -----
Nonearning assets..................................    7,112
                                                     -------
  Total Assets.....................................  $63,946
                                                     =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits..................................  $14,864   $  100      2.71%
 Time deposits.....................................    9,793      136      5.55
 International.....................................    9,734      169      6.98
                                                     -------   ------
 Total.............................................   34,391      405      4.73
                                                     -------   ------     -----
Federal Funds Purchased and Repurchase Agreements
 U.S...............................................    5,618       84      5.96
 International.....................................      158        3      8.56
                                                     -------   ------
 Total.............................................    5,776       87      6.03
                                                     -------   ------     -----
Other Funds Borrowed
 U.S...............................................    4,237       64      6.04
 International.....................................    1,453       48     13.31
                                                     -------   ------
 Total.............................................    5,690      112      7.90
                                                     -------   ------     -----
Notes Payable
 U.S.(4)...........................................    2,817       49      6.90
 International.....................................      534       12      9.16
                                                     -------   ------
 Total.............................................    3,351       61      7.26
                                                     -------   ------     -----
Total interest bearing liabilities.................   49,208      665      5.42
                                                               ------     -----
Demand deposits U.S................................    7,229
Demand deposits International......................      626
Other noninterest bearing liabilities..............    2,216
Total stockholders' equity.........................    4,667
                                                     -------
  Total Liabilities and Stockholders' Equity.......  $63,946
                                                     =======
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE
 INTEREST EARNING ASSETS
 U.S...............................................  $41,890   $  478      4.58%
 International.....................................   14,944      142      3.83%
                                                     -------   ------
 Total.............................................  $56,834   $  620      4.38%
                                                     =======   ======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.
(4) Amounts include guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                     QUARTER ENDED JUNE 30, 1996
                                                     ---------------------------
                                                     AVERAGE             AVERAGE
                                                     VOLUME  INTEREST(1)  RATE
                       ASSETS                        ------- ----------- -------
                                                        (DOLLARS IN MILLIONS)
Interest Bearing Deposits with Other Banks
 U.S...............................................  $   226   $    4      6.30%
 International.....................................    1,087       24      8.95
                                                     -------   ------
 Total.............................................    1,313       28      8.49
                                                     -------   ------     -----
Federal Funds Sold and Resale Agreements
 U.S...............................................      534        7      5.18
 International.....................................      998       38     15.31
                                                     -------   ------
 Total.............................................    1,532       45     11.78
                                                     -------   ------     -----
Trading Securities
 U.S...............................................      557        7      5.18
 International.....................................    1,067       45     16.97
                                                     -------   ------
 Total.............................................    1,624       52     12.93
                                                     -------   ------     -----
Loans Held for Sale
 U.S...............................................       57        1      5.10
 International.....................................       12               5.83
                                                     -------   ------
 Total.............................................       69        1      5.23
                                                     -------   ------     -----
Securities
 U.S.
 Available for sale(2).............................    6,662      106      6.43
 Held to maturity..................................      691       10      6.10
 International
 Available for sale(2).............................      696       26     14.99
 Held to maturity..................................       16        1     19.80
                                                     -------   ------
 Total.............................................    8,065      143      7.13
                                                     -------   ------     -----
Loans and Leases (Net of Unearned Income)
 U.S...............................................   31,258      661      8.52
 International.....................................    8,856      277     12.56
                                                     -------   ------
 Total loans and lease financing(3)................   40,114      938      9.41
                                                     -------   ------     -----
Earning assets.....................................   52,717    1,207      9.21
                                                               ------     -----
Nonearning assets..................................    5,664
                                                     -------
  Total Assets.....................................  $58,381
                                                     =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits..................................  $14,707   $   98      2.68%
 Time deposits.....................................   10,224      142      5.60
 International.....................................    9,302      186      8.03
                                                     -------   ------
 Total.............................................   34,233      426      5.00
                                                     -------   ------     -----
Federal Funds Purchased and Repurchase Agreements
 U.S...............................................    4,450       62      5.63
 International.....................................      111        5     16.89
                                                     -------   ------
 Total.............................................    4,561       67      5.91
                                                     -------   ------     -----
Other Funds Borrowed
 U.S...............................................    2,935       43      5.82
 International.....................................      786       49     25.19
                                                     -------   ------
 Total.............................................    3,721       92      9.91
                                                     -------   ------     -----
Notes Payable
 U.S...............................................    2,023       32      6.47
 International.....................................      561       14      9.99
                                                     -------   ------
 Total.............................................    2,584       46      7.23
                                                     -------   ------     -----
Total interest bearing liabilities.................   45,099      631      5.63
                                                               ------     -----
Demand deposits U.S................................    6,420
Demand deposits International......................      465
Other noninterest bearing liabilities..............    1,709
Total stockholders' equity.........................    4,688
                                                     -------
  Total Liabilities and Stockholders' Equity.......  $58,381
                                                     =======
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE
 INTEREST EARNING ASSETS
 U.S...............................................  $39,985   $  444      4.47%
 International.....................................   12,732      132      4.18%
                                                     -------   ------
 Total.............................................  $52,717   $  576      4.40%
                                                     =======   ======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                      SIX MONTHS ENDED JUNE 30,
                                                                1997
                                                     ---------------------------
                                                     AVERAGE             AVERAGE
                                                     VOLUME  INTEREST(1)  RATE
                                                     ------- ----------- -------
                                                        (DOLLARS IN MILLIONS)
                      ASSETS
Interest Bearing Deposits with Other Banks
 U.S...............................................  $   435   $   12      5.71%
 International.....................................    1,419       59      8.29
                                                     -------   ------
 Total.............................................    1,854       71      7.69
                                                     -------   ------     -----
Federal Funds Sold and Resale Agreements
 U.S...............................................      673       18      5.25
 International.....................................    1,369      103     15.19
                                                     -------   ------
 Total.............................................    2,042      121     11.91
                                                     -------   ------     -----
Trading Securities
 U.S...............................................      900       27      6.09
 International.....................................      644       29      9.02
                                                     -------   ------
 Total.............................................    1,544       56      7.31
                                                     -------   ------     -----
Securities
 U.S.
 Available for sale(2).............................    7,503      238      6.47
 Held to maturity..................................      675       21      6.23
 International
 Available for sale(2).............................    1,197       82     14.20
                                                     -------   ------
 Total.............................................    9,375      341      7.35
                                                     -------   ------     -----
Loans and Leases (Net of Unearned Income)
 U.S...............................................   31,734    1,399      8.89
 International.....................................   10,189      577     11.42
                                                     -------   ------
 Total loans and lease financing(3)................   41,923    1,976      9.50
                                                     -------   ------     -----
Earning assets.....................................   56,738    2,565      9.12
                                                               ------     -----
Nonearning assets..................................    6,842
                                                     -------
  Total Assets.....................................  $63,580
                                                     =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits..................................  $14,816   $  199      2.70%
 Time deposits.....................................    9,824      270      5.54
 International.....................................    9,730      336      6.99
                                                     -------   ------
 Total.............................................   34,370      805      4.73
                                                     -------   ------     -----
Federal Funds Purchased and Repurchase Agreements
 U.S...............................................    5,725      167      5.84
 International.....................................      124        6     10.21
                                                     -------   ------
 Total.............................................    5,849      173      5.94
                                                     -------   ------     -----
Other Funds Borrowed
 U.S...............................................    3,922      116      6.00
 International.....................................    1,397      103     14.83
                                                     -------   ------
 Total.............................................    5,319      219      8.32
                                                     -------   ------     -----
Notes Payable
 U.S.(4)...........................................    2,743       94      6.91
 International.....................................      590       29      9.80
                                                     -------   ------
 Total.............................................    3,333      123      7.42
                                                     -------   ------     -----
Total interest bearing liabilities.................   48,871    1,320      5.45
                                                               ------     -----
Demand deposits U.S................................    7,090
Demand deposits International......................      613
Other noninterest bearing liabilities..............    2,204
Total Stockholders' Equity.........................    4,802
                                                     -------
  Total Liabilities and Stockholders' Equity.......  $63,580
                                                     =======
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE
 INTEREST EARNING ASSETS
 U.S...............................................  $41,920   $  947      4.56%
 International.....................................   14,818      298      4.06%
                                                     -------   ------
 Total.............................................  $56,738   $1,245      4.43%
                                                     =======   ======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.
(4) Amounts include guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                      SIX MONTHS ENDED JUNE 30,
                                                                1996
                                                     ---------------------------
                                                     AVERAGE             AVERAGE
                                                     VOLUME  INTEREST(1)  RATE
                                                     ------- ----------- -------
                                                        (DOLLARS IN MILLIONS)
                      ASSETS
Interest Bearing Deposits with Other Banks
 U.S...............................................  $   225   $    7      6.05%
 International.....................................    1,100       45      8.26
                                                     -------   ------
 Total.............................................    1,325       52      7.88
                                                     -------   ------     -----
Federal Funds Sold and Resale Agreements
 U.S...............................................      445       12      5.23
 International.....................................    1,029       76     14.97
                                                     -------   ------
 Total.............................................    1,474       88     12.03
                                                     -------   ------     -----
Trading Securities
 U.S...............................................      464       12      5.36
 International.....................................      916       81     17.73
                                                     -------   ------
 Total.............................................    1,380       93     13.57
                                                     -------   ------     -----
Loans Held for Sale
 U.S...............................................      489       17      6.96
 International.....................................       25        1      6.07
                                                     -------   ------
 Total.............................................      514       18      6.91
                                                     -------   ------     -----
Securities
 U.S.
 Available for sale(2).............................    6,697      213      6.43
 Held to maturity..................................      683       21      6.08
 International
 Available for sale(2).............................      670       46     13.94
 Held to maturity..................................       55        4     15.89
                                                     -------   ------
 Total.............................................    8,105      284      7.05
                                                     -------   ------     -----
Loans and Leases (Net of Unearned Income)
 U.S...............................................   30,844    1,321      8.61
 International.....................................    8,802      597     13.64
                                                     -------   ------
 Total loans and lease financing(3)................   39,646    1,918      9.73
                                                     -------   ------     -----
Earning assets.....................................   52,444    2,453      9.41
                                                               ------     -----
Nonearning assets..................................    6,041
                                                     -------
  Total Assets.....................................  $58,485
                                                     =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits..................................  $14,906   $  198      2.68%
 Time deposits.....................................    9,983      281      5.66
 International.....................................    9,000      367      8.19
                                                     -------   ------
 Total.............................................   33,889      846      5.02
                                                     -------   ------     -----
Federal Funds Purchased and Repurchase Agreements
 U.S...............................................    4,156      118      5.69
 International.....................................      105        7     13.75
                                                     -------   ------
 Total.............................................    4,261      125      5.89
                                                     -------   ------     -----
Other Funds Borrowed
 U.S...............................................    3,484      106      6.07
 International.....................................      928      139     30.25
                                                     -------   ------
 Total.............................................    4,412      245     11.16
                                                     -------   ------     -----
Notes Payable
 U.S...............................................    1,989       65      6.54
 International.....................................      513       25      9.95
                                                     -------   ------
 Total.............................................    2,502       90      7.24
                                                     -------   ------     -----
Total interest bearing liabilities.................   45,064    1,306      5.83
                                                               ------     -----
Demand deposits U.S................................    6,504
Demand deposits International......................      482
Other noninterest bearing liabilities..............    1,737
Total Stockholders' Equity.........................    4,698
                                                     -------
  Total Liabilities and Stockholders' Equity.......  $58,485
                                                     =======
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE
 INTEREST EARNING ASSETS
 U.S...............................................  $39,847   $  891      4.50%
 International.....................................   12,597      256      4.09%
                                                     -------   ------
 Total.............................................  $52,444   $1,147      4.40%
                                                     =======   ======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

            CHANGE IN NET INTEREST REVENUE--VOLUME AND RATE ANALYSIS

  The following tables present, on a fully taxable equivalent basis, an analysis of the effect on net interest revenue of volume and rate changes. The change due to the volume/rate variance has been allocated to volume, and the change because of the difference in the number of days in the periods has been allocated to rate.

             SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

                                               INCREASE (DECREASE)
                                                DUE TO CHANGE IN
                                               ----------------------
                                                 VOLUME      RATE      NET CHANGE
                                               ----------  ----------  ----------
                                                       (IN MILLIONS)
Interest income
Loans and lease financing
  U.S. .......................................  $      11  $       38     $ 49
  International...............................         42         (28)      14
                                                                          ----
                                                                            63
                                                                          ----
Other earning assets
  U.S. .......................................         22           3       25
  International...............................         19         (29)     (10)
                                                                          ----
                                                                            15
                                                                          ----
Total interest income.........................         93         (15)      78
Total interest expense........................         48         (14)      34
                                                                          ----
Net interest revenue..........................                            $ 44
                                                                          ====

  SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

                                               INCREASE (DECREASE)
                                                DUE TO CHANGE IN
                                               ----------------------
                                                 VOLUME      RATE      NET CHANGE
                                               ----------  ----------  ----------
                                                       (IN MILLIONS)
Interest income
Loans and lease financing
  U.S. .......................................  $      39  $       39     $ 78
  International...............................         79         (99)     (20)
                                                                          ----
                                                                            58
                                                                          ----
Other earning assets
  U.S. .......................................         35          (1)      34
  International...............................         51         (31)      20
                                                                          ----
                                                                            54
                                                                          ----
Total interest income.........................        194         (82)     112
Total interest expense........................        100         (86)      14
                                                                          ----
Net interest revenue..........................                            $ 98
                                                                          ====

                           PART II--OTHER INFORMATION

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

 (b) Current Reports on Form 8-K.

  During the second quarter of 1997, the Corporation filed one Current Report on Form 8-K, dated April 17, 1997, which contained information pursuant to Items 5 and 7 of Form 8-K. The Corporation also filed a Current Report on Form 8-K, dated July 17, 1997, which contained information pursuant to Items 5 and 7 of Form 8-K.

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

                                          BankBoston Corporation

                                                 /s/ Charles K. Gifford
                                          _____________________________________
                                                   Charles K. Gifford
                                                 Chief Executive Officer

                                                 /s/ Susannah M. Swihart
                                          _____________________________________
                                                   Susannah M. Swihart
                                                Executive Vice President,
                                               Chief Financial Officer and
                                                        Treasurer

Date: August 13, 1997