Form 10-Q
period 1997-09-30
BANK OF BOSTON CORP
filed 1997-11-14
CIK 36672

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1997:

  Common Stock, $1.50 par value                                     145,277,534

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BANKBOSTON CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
CONSOLIDATED SELECTED FINANCIAL DATA......................................   3
PART I  FINANCIAL INFORMATION
     Management's Discussion and Analysis of Financial Condition and
      Results of Operations...............................................   4
     Financial Statements:
     BankBoston Corporation and Subsidiaries:
      Consolidated Balance Sheet..........................................  25
      Consolidated Statement of Income....................................  27
      Consolidated Statement of Changes in Stockholders' Equity...........  28
      Consolidated Statement of Cash Flows................................  29
     Notes to Financial Statements........................................  30
PART II  OTHER INFORMATION
     Exhibits and Reports on Form 8-K.....................................  42
SIGNATURES................................................................  43
LIST OF TABLES
  Consolidated Average Balance Sheet--Nine Quarters.......................  35
  Consolidated Statement of Income--Nine Quarters.........................  36
  Average Balances and Interest Rates--Quarter............................  37
  Average Balances and Interest Rates--Nine Months........................  39
  Change in Net Interest Revenue--Volume and Rate Analysis................  41

                            BANKBOSTON CORPORATION

                     CONSOLIDATED SELECTED FINANCIAL DATA

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                1997     1996
                                                               -------  -------
QUARTERS ENDED SEPTEMBER 30
INCOME STATEMENT DATA
Net interest revenue.......................................... $   571  $   591
Provision for credit losses...................................      40       57
Noninterest income............................................     448      337
Noninterest expense(1)........................................     601      713
Net income(1).................................................     226       80
Per common share
  Primary(1)..................................................    1.49      .46
  Fully diluted(1)............................................    1.47      .45
Market value per common share
  High........................................................  91 3/4   57 7/8
  Low.........................................................  73 1/8   50 1/8
NINE MONTHS ENDED SEPTEMBER 30
INCOME STATEMENT DATA
Net interest revenue.......................................... $ 1,807  $ 1,728
Provision for credit losses...................................     160      171
Noninterest income............................................   1,155    1,005
Noninterest expense(1)........................................   1,723    1,772
Net income(1).................................................     645      449
Per common share
  Primary(1)..................................................    4.15     2.74
  Fully diluted(1)............................................    4.07     2.69
Market value per common share
  High........................................................  91 3/4   57 7/8
  Low.........................................................  63 5/8   41 5/8
AT SEPTEMBER 30
BALANCE SHEET DATA
Loans and lease financing..................................... $42,461  $42,053
Total assets..................................................  68,230   61,963
Deposits......................................................  44,655   43,328
Total stockholders' equity....................................   4,382    4,754
Book value per common share...................................   28.40    27.81
Regulatory capital ratios
  Risk-based capital ratios
    Tier 1....................................................     7.8%     8.3%
    Total.....................................................    11.7     12.7
  Leverage ratio..............................................     7.2      7.2

--------
(1) Reflects, in 1996, $180 million ($117 million after-tax, or $.76 per share on a primary and fully diluted basis) of restructuring and merger-related charges, recorded in connection with the Corporation's acquisition of BayBanks, Inc., completed in the third quarter of 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                                    GENERAL

  The Corporation may from time to time make written or oral statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include financial projections, statements of plans and objectives for future operations, estimates of future economic performance, and assumptions relating thereto.

  The Corporation may include forward-looking statements in its filings with the Securities and Exchange Commission (including this Form 10-Q), in its reports to stockholders, in other written materials, and in statements made by senior management to analysts, rating agencies, institutional investors, representatives of the media and others.

  By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. The following factors, among others, could cause actual results to differ materially from any forward-looking statements: technological changes, including the timely development by the Corporation of technology enhancements for its products and operating systems; the effects of competition by other financial services organizations; legislative or regulatory developments, including changes in laws concerning taxes, banking, securities and insurance; changes in fiscal, monetary and tax policies of the United States, foreign governments and international agencies; political or social developments; the possibility of foreign exchange controls in countries in which the Corporation conducts business; general economic conditions, both domestic and international, including inflation, interest rates, market and monetary fluctuations and the state of the securities and capital markets, including changes in market perception; the demand for credit; currency fluctuations; and acquisitions and integrations of acquired businesses. When relying on forward-looking statements to make decisions with respect to the Corporation, investors and others are cautioned to consider these and other uncertainties and events, whether or not the statements are described as forward-looking.

  The Corporation's net income for the quarter ended September 30, 1997 was $226 million, compared to $80 million for the same period in 1996. Net income per common share was $1.49 on a primary basis and $1.47 on a fully diluted basis in the third quarter of 1997, compared with $.46 on a primary basis and $.45 on a fully diluted basis in the third quarter of 1996. The third quarter of 1996 included restructuring and merger-related charges of $180 million ($117 million after-tax) in connection with the Corporation's acquisition of BayBanks, Inc. (BayBanks). Excluding the effects of the restructuring and merger-related charges, net income for the third quarter of 1996 was $197 million, or $1.21 per share on a fully diluted basis.

  Net income for the first nine months of 1997 was $645 million, compared to $449 million for the first nine months of 1996. Net income per common share was $4.15 on a primary basis and $4.07 on a fully diluted basis for the first nine months of 1997, compared to $2.74 on a primary basis and $2.69 on a fully diluted basis for the first nine months of 1996. Excluding the effects of the restructuring and merger-related charges, net income for the first nine months of 1996 was $566 million, or $3.44 per share on a fully diluted basis.

  During the third quarter of 1997, the Corporation sold its consumer finance subsidiary, Fidelity Acceptance Corporation (FAC), resulting in a pre-tax gain of $68 million ($40 million after-tax). In addition, in September 1997, the Corporation entered into an agreement with Bank of Montreal and its Chicago-based U.S. subsidiary, Harris Trust and Savings Bank, and First Annapolis Consulting, Inc. to form a new national credit card venture. Under the terms of the agreement, the Corporation will contribute its national credit card portfolio of approximately $1.2 billion in receivables in exchange for 19% of the common stock and $50 million of preferred stock of the new company and $5 million in cash. The Corporation will retain its regional credit card portfolio.

The transaction, which is subject to regulatory approval, is targeted to close in the fourth quarter of 1997. These two transactions, along with the sale of Ganis Credit Corporation in the first half of 1997, will result in the Corporation's exit from the national consumer business.

  In October 1997, the Corporation announced an agreement to sell its 26 percent ownership interest in HomeSide, Inc. (HomeSide), an independent mortgage banking company, to National Australia Bank Ltd. The sale, which is subject to regulatory and shareholder approval, is in connection with an agreement for National Australia Bank Ltd. to acquire 100 percent ownership of HomeSide. The transaction, which is expected to close in the first quarter of 1998, will result in a pre-tax gain of approximately $170 million.

  During the third quarter of 1997, the Corporation announced its intention to expand its retail distribution capacity in Argentina and to strengthen its presence in that country by opening approximately 70 new branches in the interior provinces of Argentina by May 1998. Also, in September 1997, the Corporation entered into an agreement to acquire Deutsche Bank Argentina S.A., a subsidiary of Deutsche Bank A.G., for approximately $250 million in cash. Deutsche Bank Argentina S.A. has 48 branches in Buenos Aires and approximately $1.1 billion of loans and $1.3 billion of deposits. The Corporation expects to consolidate some overlapping Deutsche Bank branches with existing or planned branch locations. The transaction, which is subject to regulatory approval, is expected to close in the first quarter of 1998.

  In October 1997, the Corporation completed its acquisition of Pacific National Corporation, located on the island of Nantucket, Massachusetts, in exchange for approximately 279,000 shares of the Corporation's common stock, valued at approximately $22 million. At September 30, 1997, Pacific National Corporation, the parent of Pacific National Bank of Nantucket, had loans of approximately $98 million, primarily residential and commercial real estate loans, and deposits of approximately $108 million.

  See Note 2 to the Financial Statements for further discussion of certain acquisitions and divestitures.

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

  In this regard, in October 1997, the Corporation announced a new initiative to redesign the way it does business, examining existing processes and activities with the goal of enhancing efficiency and of transforming and improving its customers' experience with the Corporation. This initiative will primarily focus on process-intensive businesses in the U.S., including, among others, the New England Regional consumer businesses, with the internal analysis and design phase expected to be completed in approximately nine months. The results of this process cannot be predicted at this time.

  During the past several weeks, world financial markets have experienced a high level of volatility, following the initial crisis in certain Asian markets. This has had a negative impact on the world-wide financial markets for other emerging markets countries, including those in Brazil and Argentina where the Corporation operates, as well as on the Corporation's emerging markets sales and trading business.

  As a result, during October 1997, the Corporation experienced losses on its combined securities and foreign exchange trading portfolios of approximately $20 million. These losses have been partially offset by improvements in net interest revenue and fee income which have been positively impacted by these same events.

  The ultimate impact of these market uncertainties on the Corporation cannot be predicted at this time, and will be dependent upon future events, including the level of volatility in various markets, the duration of these unsettled market conditions and the state of the underlying economies in the affected countries. Management continues to monitor these markets closely and manage its portfolios in order to maximize its future results, all within the parameters of established risk management processes.

  In November the Brazilian government announced a series of economic measures designed to protect the value of its currency. These measures, which among other things, include raising taxes, increasing short-term interest rates and decreasing the government work force, are designed to control trade and budget deficits and could result in an economic slowdown in the country. While management currently does not anticipate that these measures will have a material impact on the Corporation, due to the current volatility in the Brazilian economic markets, there can be no certainty as to the ultimate consequences of these measures.

  Also, market concerns have been expressed about the stability of Korean financial markets and the Korean economy. The Corporation operates a branch in Korea and is a 17 percent owner of Korea Merchant Banking Corporation, which operates in Korean and other financial markets. The effect of instability in Korean markets cannot be predicted at this time.

  For additional information on these exposures, see the "Cross-Border Outstandings" and "Emerging Markets Countries" sections below.

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

                                                         1997     1996    CHANGE
QUARTERS ENDED SEPTEMBER 30                             -------  -------  ------
                                                        (DOLLARS IN MILLIONS)
United States operations
  Net interest revenue................................. $   420  $   459  $  (39)
  Average loans and lease financing....................  31,317   31,961    (644)
  Average earning assets...............................  41,521   40,477   1,044
  Net interest margin..................................    4.01%    4.51%   (.50)%
International operations
  Net interest revenue................................. $   157  $   137  $   20
  Average loans and lease financing....................  11,112    9,262   1,850
  Average earning assets...............................  16,248   13,447   2,801
  Net interest margin..................................    3.83%    4.07%   (.24)%
Consolidated
  Net interest revenue................................. $   577  $   596  $  (19)
  Average loans and lease financing....................  42,429   41,223   1,206
  Average earning assets...............................  57,769   53,924   3,845
  Net interest margin..................................    3.96%    4.40%   (.44)%
                                                         1997     1996    CHANGE
NINE MONTHS ENDED SEPTEMBER 30                          -------  -------  ------
                                                        (DOLLARS IN MILLIONS)
United States operations
  Net interest revenue................................. $ 1,367  $ 1,349  $   18
  Average loans and lease financing....................  31,597   31,220     377
  Average earning assets...............................  41,789   40,061   1,728
  Net interest margin..................................    4.37%    4.50%   (.13)%
International operations
  Net interest revenue................................. $   455  $   394  $   61
  Average loans and lease financing....................  10,496    8,956   1,540
  Average earning assets...............................  15,296   12,880   2,416
  Net interest margin..................................    3.98%    4.08%   (.10)%
Consolidated
  Net interest revenue................................. $ 1,822  $ 1,743  $   79
  Average loans and lease financing....................  42,093   40,176   1,917
  Average earning assets...............................  57,085   52,941   4,144
  Net interest margin..................................    4.27%    4.40%   (.13)%

  On a consolidated basis net interest revenue decreased $19 million in the quarterly comparison and increased $79 million in the nine-month comparison. Net interest margin decreased 44 basis points in the quarterly comparison and 13 basis points in the nine-month comparison. Excluding the impact of the FAC sale, average earning assets grew by approximately $5 billion from the third quarter of 1996.

  Domestic net interest revenue decreased $39 million in the quarterly comparison and increased $18 million in the nine-month comparison. Net interest margin declined 50 basis points in the quarterly comparison and 13 basis points in the nine-month comparison. The quarterly decline in net interest revenue and margin was mainly attributable to the third quarter 1997 sale of FAC, which engaged in high-margin sub-prime consumer lending. In the nine-month comparison, the increase in net interest revenue was primarily driven by a $1.7 billion increase in average earning assets. Increases of $1.3 billion in C&I loans, $.9 billion in the securities available for sale portfolio, and $.5 billion in the trading portfolio, partially offset by a $1.2 billion decline in consumer loans, accounted for most of the growth in average earning assets. The 13 basis point decline in the nine-month comparison of net interest margin was also primarily driven by the sale of FAC.

  International net interest revenue increased $20 million in the quarterly comparison and $61 million in the nine-month comparison. Net interest margin decreased 24 basis points in the quarterly comparison and 10 basis points in the nine-month comparison. The quarterly and nine-month increases in net interest revenue were primarily driven by increases in average earning assets. The increases in average earning assets for both the quarterly and nine-month periods primarily reflect increases in the Corporation's Latin American loans and leases portfolio, mainly in Argentina and Brazil. The quarterly and nine-month comparative declines in net interest margin were primarily driven by decreased spreads in Argentina, reflecting competitive pricing pressures in that market.

  Compared to the second quarter of 1997, consolidated net interest revenue declined $43 million, while net interest margin declined 42 basis points. The decline in both net interest revenue and margin was primarily driven by the aforementioned sale of FAC, as well as lower levels of loan fees and interest recoveries. Excluding the impact of the FAC sale, average earning assets grew approximately $2 billion from the second quarter.

  The Corporation expects continued pressure on margin in the future. Future levels of net interest revenue and margin will be affected by competitive pricing pressure on retail deposits, loans and other products; the mix and volume of assets and liabilities; the interest rate environment; the economic and political conditions in the countries where the Corporation does business; and other factors, such as the Corporation's strategic initiatives.

                          PROVISION FOR CREDIT LOSSES

  The provision for credit losses was $40 million in the third quarter of 1997, compared with $57 million in the third quarter of 1996. In the first nine months of 1997, the provision for credit losses was $160 million, compared to $171 million in the first nine months of 1996. The provision for credit losses in each period reflects management's assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions. It also reflects the actions taken by the Corporation to exit the national consumer business. The amount of future provisions will be a function of the regular quarterly review of the reserve for credit losses, the adequacy of which will be based upon management's assessment of risk at the time. As such, there can be no assurance as to the level of future provisions. See the "Reserve for Credit Losses" section for discussion of the reserve for credit losses and net credit losses.

                              NONINTEREST INCOME

  The following table presents the components of noninterest income.

                                          THIRD QUARTER       NINE MONTHS
                                         ---------------- ---------------------
                                         1997 1996 CHANGE  1997   1996   CHANGE
                                         ---- ---- ------ ------ ------  ------
                                                     (IN MILLIONS)
Financial service fees
  Deposit and ATM-related fees.........  $ 69 $ 61  $  8  $  189 $  180   $  9
  Letter of credit and acceptance
   fees................................    19   18     1      53     51      2
  Syndication and agent fees...........    22   14     8      60     36     24
  Other loan-related fees..............    11    9     2      29     28      1
  Net mortgage servicing fees..........          3    (3)           (82)    82
  Other financial service fees.........    47   35    12     131    114     17
                                         ---- ----  ----  ------ ------   ----
    Total financial service fees.......   168  140    28     462    327    135
Mutual fund fees.......................    29   24     5      81     69     12
Personal trust fees....................    37   32     5     107     97     10
Other trust and agency fees............     7    6     1      20     15      5
Trading profits and commissions........    20   21    (1)     67     59      8
Securities portfolio gains, net........    11    7     4      52     24     28
Net equity and mezzanine profits.......    61   51    10     153    165    (12)
Net foreign exchange trading profits...    18   13     5      57     37     20
Other income...........................    29   30    (1)     85     93     (8)
Gain on sale of mortgage servicing.....         13   (13)            13    (13)
Net gain from decrease in joint venture
 interest..............................                        3             3
Gain on sale of businesses.............    68         68      68    106    (38)
                                         ---- ----  ----  ------ ------   ----
    Total..............................  $448 $337  $111  $1,155 $1,005   $150
                                         ==== ====  ====  ====== ======   ====

  Excluding net mortgage servicing fees, financial service fees increased $31 million in the quarterly comparison and $53 million in the nine-month comparison. The increase in both comparisons was primarily due to an increase in deposit and electronic banking fees due to a higher volume of accounts and an increase in the volume of non-customer ATM transactions; an increase in syndication and agent fees, reflecting a higher volume of transactions generated by the Corporation's Corporate Finance business; and an increase in other financial service fees, which included increases in emerging markets underwriting fees and advisory fees related to the Capital Markets business.

  Net losses from mortgage servicing in the first nine months of 1996 included $111 million of losses from risk management activities, net of decreased servicing amortization. These losses resulted from the change in market value of contracts used to manage prepayment risk in the mortgage servicing portfolio which, in turn, protected the economic value of the Corporation's mortgage banking subsidiary pending the completion of its sale to HomeSide. Due to the sharp increase in long-term interest rates during the first quarter of 1996, the value of these contracts declined. Concurrently, the value of the mortgage servicing assets and the amount of gain recognized by the Corporation on the disposition of the mortgage banking subsidiary increased. As a result, the losses from risk management activities were substantially offset by the pre-tax gain of $106 million realized on the sale of the mortgage banking subsidiary, which is included in gain on sale of businesses. As discussed in the "General" section above, the Corporation has announced an agreement to sell its ownership interest in HomeSide.

  Mutual fund fees increased in the quarterly and nine-month comparisons primarily due to higher fees from the Corporation's Brazilian and Argentine mutual fund businesses, reflecting growth in these funds. Assets under management at September 30, 1997 increased $1.3 billion in Brazil and $900 million in Argentina from September 30, 1996. Personal trust fees increased in the quarterly and nine-month comparisons due to an increase in domestic assets under management. The increase in securities portfolio gains in both the quarterly and nine-month comparisons was due to the sale of certain securities in the Argentine available for sale portfolio, including gains of approximately $20 million recognized in the second quarter of 1997. The increase in net equity and mezzanine profits in the quarterly comparison is due to continued strong performance by the Corporation's Private Equity Investing business. The decline in the nine-month comparison was due to an unusually high level of gains in the second quarter of 1996. The increase in net foreign exchange trading profits in the quarterly and nine-month comparisons was due to an increased volume in this segment of the Global Capital Markets business. The level of profits from the equity and mezzanine business as well as the Corporation's trading businesses is influenced by market and economic conditions and, as such, there can be no assurance as to the future level of profits from these businesses. See the discussion of recent market events in the "General" section above.

  The net gain from decrease in joint venture interest reflects a $5 million gain relating to HomeSide's initial public offering in January 1997, offset by a $2 million loss from the early extinguishment of HomeSide's outstanding debt, which was extinguished with the proceeds of the offering. This initial public offering resulted in a reduction of the Corporation's one-third interest in HomeSide to approximately 26 percent. Gain on sale of businesses in the first nine months of 1996 reflected pre-tax gains of $106 million on the sale of the Corporation's mortgage banking subsidiary discussed above. The gain on sale of businesses in the third quarter and first nine months of 1997 reflects the pre-tax gain on the sale of FAC.

  Other income decreased in both the quarterly and nine-month comparisons. Included in this category is the $11 million loss on interest rate futures contracts that had been used to hedge the funding of FAC, partially offset by increases in the equity earnings from unconsolidated subsidiaries and higher gains from sales of loans.

                              NONINTEREST EXPENSE

  The following table presents the components of noninterest expense.

                                           THIRD QUARTER        NINE MONTHS
                                          ----------------  --------------------
                                          1997 1996 CHANGE   1997   1996  CHANGE
                                          ---- ---- ------  ------ ------ ------
                                                      (IN MILLIONS)
Employee costs........................... $318 $293 $  25   $  939 $  879 $  60
Occupancy and equipment..................   86   85     1      260    254     6
Professional fees........................   14   15    (1)      38     42    (4)
Advertising and public relations.........   25   26    (1)      73     84   (11)
Communications...........................   29   24     5       83     74     9
Amortization of goodwill.................    6    7    (1)      21     17     4
Other....................................  122   78    44      305    235    70
                                          ---- ---- -----   ------ ------ -----
  Noninterest expense before
   restructuring and merger-related costs
   and OREO costs........................  600  528    72    1,719  1,585   134
Restructuring and merger-related costs...       180  (180)            180  (180)
OREO.....................................    1    5    (4)       4      7    (3)
                                          ---- ---- -----   ------ ------ -----
  Total.................................. $601 $713 $(112)  $1,723 $1,772 $ (49)
                                          ==== ==== =====   ====== ====== =====

  The increase in noninterest expense before restructuring and merger-related costs and other real estate owned (OREO) costs of $72 million in the quarterly comparison and $134 million in the nine-month comparison was due, in part, to costs incurred in the 1997 periods related to the integration of BayBanks. The third quarter of 1997 includes approximately $38 million of additional conversion costs associated with the regional consumer business. These costs include integrating teller, ATM and other back-office systems; additional part time and temporary help related to the integration; and the planned closing of additional branches. It also includes costs for the extension of the new products set to the Connecticut operations in conjunction with the merger of Bank of Boston Connecticut into BankBoston, N.A., which occurred in October 1997.

  The increase in the quarterly and nine-month comparisons also included higher employee costs due to higher merit increases, higher levels of incentive compensation related to improved business performance, costs related to the hiring of sales and trading professionals in the Global Capital Markets businesses, including the new Section 20 subsidiary, and expansion in Brazil and Argentina. These increases were partially offset by reduced employee costs, reflecting reduced staff levels, primarily resulting from the integration of BayBanks and the disposition of the national consumer businesses previously noted. The quarterly and nine-month noninterest expense comparisons also included higher investment spending in Brazil and Argentina, including branch expansion, increased telecommunications costs, and costs incurred, in 1997, related to updating the Corporation's computer application systems in preparation for the year 2000. The Corporation expects to continue to incur costs to modify computer application systems for the year 2000; however, at present, it does not anticipate that material incremental costs will be incurred in any single period. Advertising and public relations fees related to the promotion of the new BankBoston brand decreased domestically but were slightly offset by increases in Latin America.

  The restructuring and merger-related costs of $180 million in the third quarter of 1996 were in connection with the acquisition of BayBanks, and included severance costs, facility and branch consolidation costs, and other restructuring and merger-related costs. See Note 8 to the Financial Statements for further discussion.

                          PROVISION FOR INCOME TAXES

  The third quarter 1997 provision for income taxes was $152 million, compared to $78 million for the third quarter of 1996. Included in the 1996 provision is a tax benefit of $63 million related to the $180 million restructuring and merger-related charges recorded in connection with the acquisition of BayBanks. The low level of tax benefit associated with the charge reflected the effect of certain non tax deductible costs associated with the acquisition. The provision for income taxes in the first nine months of 1997 was $434 million, compared to $341 million in the first nine months of 1996. The Corporation's effective tax rate was 40 percent in the third quarter and first nine months of 1997. Excluding the effects of the restructuring and merger-related charges, the Corporation's effective tax rate was 42 percent in both the third quarter and first nine months of 1996. The reduction in the Corporation's effective tax rate in the quarterly and nine-month comparisons was primarily due to reductions in the rates of state tax to which the Corporation's operations were subject.


                              FINANCIAL CONDITION
                          CONSOLIDATED BALANCE SHEET

  At September 30, 1997, the Corporation's total assets were $68.2 billion, compared with $62.3 billion at December 31, 1996. The $5.9 billion increase in total assets included a $1.4 billion increase in loans and leases, a $1.6 billion increase in available for sale securities, as well as increases in interest bearing bank deposits and securities purchased under agreements to resell. In addition, trading account securities increased $625 million as a result of the continued growth of the Corporation's trading businesses. The increase in assets was principally funded with federal funds purchased, securities sold under agreements to repurchase and other funds borrowed, mainly demand notes and short-term bank notes. Notes payable decreased $40 million from December 31, 1996, mainly due to the maturities of $275 million of the Corporation's senior medium-term notes, $130 million of subordinated debt and $470 million of Brazilian notes payable, along with the elimination of $80 million of FAC's notes payable resulting from the sale of that entity, partially offset by the issuance of $450 million of the Corporation's senior medium-term notes, $200 million of subordinated debt issued by BankBoston, N.A. and $265 million of Brazilian notes payable.

  In addition, during the second quarter of 1997, a wholly-owned subsidiary of the Corporation issued $250 million of capital securities and invested the proceeds in junior subordinated debentures issued by the Corporation. See Note 6 to the Financial Statements for further discussion.

  In the first quarter of 1997, the Board approved a 12 million share common stock repurchase program. The Corporation purchased 2.8 million shares in the third quarter of 1997 and 10.3 million shares in the first nine months of 1997, at a cost of $232 million and $784 million, respectively. In September 1997, the Corporation redeemed all of the outstanding shares of its Series E Preferred Stock at its aggregate liquidation preference of $230 million.

  In October 1997, the Board declared a quarterly common stock dividend of $.51 per share, payable on November 28, 1997 to stockholders of record on November 3, 1997. The level of dividends paid on the Corporation's common stock will continue to be determined by the Board based on the Corporation's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors deemed relevant.

  The Corporation's Tier 1 and total capital ratios were 7.8 percent and 11.7 percent, respectively, at September 30, 1997, compared with 9.2 percent and
13.6 percent, respectively, at December 31, 1996. The Corporation's leverage ratio at September 30, 1997 was 7.2 percent compared with 8.2 percent at December 31, 1996. The decrease in the Tier 1, total capital and leverage ratios was primarily due to the above-mentioned repurchase of 10.3 million shares of common stock in the first nine months of 1997, as well as asset growth.

  The Corporation has a capital planning process that is designed to maintain appropriate regulatory capital levels and ratios. As of September 30, 1997, the Corporation and its bank subsidiaries met all capital adequacy requirements to which they are subject.

                                CREDIT PROFILE

  A discussion of the Corporation's credit risk management policies is included on page 29 of its 1996 Annual Report to Stockholders, which is incorporated by reference into its 1996 Annual Report on Form 10-K.

  The segments of the lending portfolio are as follows:

                                   SEPT. 30  JUNE 30  MARCH 31  DEC. 31  SEPT. 30
                                     1997     1997      1997     1996      1996
                                   --------  -------  --------  -------  --------
                                                 (IN MILLIONS)
United States Operations
  Commercial, industrial and fi-
   nancial........................ $15,062   $14,527  $14,203   $13,162  $13,828
  Commercial real estate
    Construction..................     317       314      265       284      323
    Other.........................   3,845     3,398    3,129     3,240    3,228
  Consumer-related loans
    Residential mortgages.........   2,720     3,016    3,067     3,184    4,156
    Home equity loans.............   2,952     2,924    2,908     2,878    2,842
    Credit card...................   1,596     1,488    1,404     1,395    1,320
    Other.........................   3,118     4,739    4,708     5,503    5,349
  Lease financing.................   1,880     1,780    1,766     1,816    1,778
  Unearned income.................    (293)     (277)    (275)     (287)    (272)
                                   -------   -------  -------   -------  -------
                                    31,197    31,909   31,175    31,175   32,552
                                   -------   -------  -------   -------  -------
International Operations
  Loans and lease financing, net
   of unearned income.............  11,264    10,404    9,844     9,886    9,501
                                   -------   -------  -------   -------  -------
    Total loans and lease financ-
     ing.......................... $42,461   $42,313  $41,019   $41,061  $42,053
                                   =======   =======  =======   =======  =======

  Total loans and lease financing increased $1.4 billion from December 31, 1996, reflecting a $1.9 billion increase in commercial, industrial and financial loans, a $638 million increase in commercial real estate loans, a

$1.4 billion increase in international loans and a $2.6 billion decrease in consumer-related loans. The increases in commercial, industrial and financial loans resulted from increases in various loan portfolios, including New England Corporate Banking, Specialized Industries and Diversified Finance. Loan levels are also affected by the timing of syndication activity. The increase in international loans was primarily due to increases in commercial and industrial loans and consumer loans in Brazil and Argentina. The decrease in consumer-related loans was primarily due to the sale of $950 million of Ganis loans in the first quarter of 1997 and $1.1 billion of FAC loans in the third quarter of 1997.

  At September 30, 1997, approximately 51 percent of domestic commercial real estate loans was to borrowers domiciled in New England, compared with approximately 70 percent at December 31, 1996. The portion of domestic commercial real estate loans located outside of New England was dispersed among 30 states at both September 30, 1997 and December 31, 1996. The decline in this percentage is due to increased lending outside the New England region, combined with the sale of New England domiciled loans in the first quarter of 1997. Many of these loans are bridge financings or will be syndicated; therefore, this decline may be temporary.

  The Corporation's total loan portfolio at September 30, 1997 and December 31, 1996 included $1.5 billion and $1.3 billion of highly leveraged transaction (HLT) loans to 121 and 116 customers, respectively. The average HLT loan size at September 30, 1997 and December 31, 1996 was $12 million and $11 million, respectively. The amount of unused commitments for HLTs at September 30, 1997 was $1 billion, compared with $677 million at December 31, 1996. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At September 30, 1997 and December 31, 1996, there were no nonaccrual HLT loans. In addition, there were no credit losses from HLT loans in the first nine months of 1997.

  A discussion of the Corporation's real estate and HLT lending activities and policies, and the effect of these activities on results of operations, is included on page 31 of its 1996 Annual Report to Stockholders, which is incorporated by reference into its 1996 Annual Report on Form 10-K.

                           NONACCRUAL LOANS AND OREO

  The details of consolidated nonaccrual loans and OREO are as follows:

                                    SEPT. 30 JUNE 30 MARCH 31 DEC. 31 SEPT. 30
                                      1997    1997     1997    1996     1996
                                    -------- ------- -------- ------- --------
                                              (DOLLARS IN MILLIONS)
United States
  Commercial, industrial and finan-
   cial............................   $ 68    $ 39     $ 72    $ 82     $114
  Commercial real estate
    Construction...................      4       3        4       6        9
    Other..........................     44      48       47      67       84
  Consumer-related loans
    Residential mortgages..........     51      56       65      57       60
    Home equity....................     26      26       25      23       22
    Credit card....................     22      22       23      17        5
    Other..........................     23      44       41      44       44
                                      ----    ----     ----    ----     ----
                                       238     238      277     296      338
International......................     99     113      119     106      106
                                      ----    ----     ----    ----     ----
    Total nonaccrual loans.........    337     351      396     402      444
OREO...............................     50      47       49      50       52
                                      ----    ----     ----    ----     ----
    Total..........................   $387    $398     $445    $452     $496
                                      ====    ====     ====    ====     ====
Nonaccrual loans and OREO as a
 percent of related asset
 categories........................     .9%     .9%     1.1%    1.1%     1.2%

  Total nonaccrual loans and OREO at September 30, 1997 decreased $65 million from December 31, 1996, and $11 million from June 30, 1997. The decrease from December 31, 1996 reflects decreases in commercial and industrial nonaccrual loans and commercial real estate nonaccrual loans, as well as other consumer-related loans, the latter due to the sale of FAC. The $29 million increase in the commercial, industrial and financial nonaccrual loans from June 30, 1997 was the result of one large retail loan being placed on nonaccrual in the third quarter.

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

  The reserve for credit losses at September 30, 1997 was $729 million, or
1.72 percent of outstanding loans and leases, compared with $883 million, or
2.15 percent, at December 31, 1996. The reserve for credit losses was 216 percent of nonaccrual loans and leases at September 30, 1997, compared with 220 percent at December 31, 1996. The decrease in the reserve reflects the Corporation's actions to exit the national consumer business. The future level of the reserve for credit losses will continue to be a function of management's evaluation of the Corporation's credit exposures existing at the time. Therefore, no assurance can be given regarding the future level of the reserve.

  Net credit losses were as follows:

                                     SEPT. 30 JUNE 30 MARCH 31 DEC. 31 SEPT. 30
                                       1997    1997     1997    1996     1996
QUARTERS ENDED                       -------- ------- -------- ------- --------
                                                   (IN MILLIONS)
United States operations
  Commercial, industrial and finan-
   cial.............................   $ 2      $ 5     $18      $ 3
  Commercial real estate............    (2)      (3)              16     $ 1
  Consumer-related loans
    Residential mortgages...........     1                1        2       2
    Home equity.....................     2        1       2        3
    Credit card.....................    24       24      19       13       7
    Other...........................    12       34      35       26      35
                                       ---      ---     ---      ---     ---
                                        39       61      75       63      45
International operations............    22       18       4       12      10
                                       ---      ---     ---      ---     ---
    Total...........................   $61      $79     $79      $75     $55
                                       ===      ===     ===      ===     ===

  Net credit losses were $61 million in the third quarter of 1997, compared with $55 million in the third quarter of 1996 and $79 million in the second quarter of 1997. The increase of $6 million compared to the third quarter of 1996 was principally driven by increases in net credit losses in the credit card portfolio. In addition, international net credit losses increased primarily due to the charge-off of a portion of the previously mentioned large international credit in the third quarter of 1997. These increases were partially offset by decreases in other consumer-related net credit losses resulting from the sale of FAC in the third quarter of 1997. The September 30, 1997 to June 30, 1997 comparison was impacted by a decrease of $22 million in other consumer-related net credit losses due to the sale of FAC.

  The industry-wide trend toward higher consumer debt levels and stagnant real wage growth, combined with higher current levels of personal bankruptcy filings, has led to higher charge-offs in the consumer portfolios, especially in the credit card portfolio. The Corporation expects continued pressure on consumer charge-offs in the future, although it anticipates that this pressure will be mitigated by the exiting of the Corporation's national consumer business, which includes the above-noted sale of FAC and decision to contribute the national credit card portfolio to a new venture. Net credit losses from FAC were approximately $21 million in the second quarter of 1997 and $44 million in the first half of 1997. Net credit losses from the national credit card portfolio were approximately $19 million in the third quarter of 1997, compared with $17 million in the second quarter of 1997 and $2 million in the third quarter of 1996.

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

  . Local country assets funded with U.S. dollars or other non-local currency where the providers of funds agree that, in the event their claims cannot be repaid in the designated currency due to currency exchange restrictions in a given country, they may either accept payment in local currency or wait to receive the non-local currency until such time as it becomes available in the local market. At September 30, 1997, such outstandings related to emerging markets countries totaled $3.0 billion, compared with $2.3 billion at December 31, 1996.

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

  The following summarizes cross-border outstandings in countries which individually amounted to 1.0 percent or more of consolidated total assets at September 30, 1997 and December 31, 1996. Certain amounts at December 31, 1996 have been restated and reflect the above-mentioned changes in the country exposure reporting rules.

                                                   PERCENTAGE OF
                         PUBLIC BANKS OTHER TOTAL  TOTAL ASSETS  COMMITMENTS(1)
                         ------ ----- ----- ------ ------------- --------------
                                         (DOLLARS IN MILLIONS)
September 30, 1997(2)
  Argentina.............  $840  $110  $730  $1,680      2.5%          $125
  Brazil................   645   110   500   1,255      1.8            165
  Chile.................   120   240   345     705      1.0             15
December 31, 1996(2)
  Argentina(3)..........  $605  $ 15  $945  $1,565      2.5%          $ 55
  Brazil................   305    30   585     920      1.5             40
  Chile.................    60   265   385     710      1.1             30

--------
(1) Included within commitments are letters of credit, guarantees and the undisbursed portions of loan commitments.
(2) At September 30, 1997, the only country in which outstandings totaled between .75% and 1% of consolidated total assets was Korea with $520 million. At December 31, 1996, there were no countries in which cross-border outstandings totaled between .75% and 1% of consolidated total assets.
(3) Amounts have been restated for comparative purposes to exclude Argendollar outstandings of approximately $1.3 billion.

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

                          EMERGING MARKETS COUNTRIES

  At September 30, 1997 and December 31, 1996, approximately $5.1 billion of the Corporation's cross-border outstandings were to emerging markets countries. These cross-border outstandings, of which approximately 80 percent were loans at September 30, 1997, were mainly composed of short-term trade credits, non-trade-related loans and leases not subject to country debt rescheduling agreements, government securities, capital investments in branches and subsidiaries, and trading positions managed by the Corporation's Emerging Markets Sales, Trading & Research business. Most cross-border outstandings to emerging markets countries were to countries in which the Corporation maintains branch networks and/or subsidiaries. See the discussion of recent market events in the "General " section above.

                             ARGENTINA AND BRAZIL

  The Corporation's Argentine assets amounted to approximately $5.8 billion at September 30, 1997 and $4.8 billion at December 31, 1996. Included in these assets are cross-border outstandings of $1.7 billion at September 30, 1997 and $1.6 billion at December 31, 1996. Loans were $4.1 billion at September 30, 1997, compared to $3.4 billion at December 31, 1996. The Corporation's Argentine securities portfolio, which consists of trading assets and available for sale securities, amounted to $739 million at September 30, 1997 and $621 million at December 31, 1996.

  The Corporation's nonaccrual Argentine loans were $83 million and $85 million at September 30, 1997 and December 31, 1996, respectively. Net credit losses were $14 million in the third quarter of 1997, compared to $5 million in the third quarter of 1996 and $13 million in the second quarter of 1997. The increase in credit losses in the third quarter of 1997 compared to the third quarter of 1996 was due to the loss on the previously mentioned large international credit in the third quarter of 1997.

  The Corporation's Brazilian assets amounted to approximately $6.6 billion at September 30, 1997, compared to approximately $5.0 billion at December 31, 1996. Included in these balances are approximately $2 billion and $.9 billion of liquid overnight resale agreements at September 30, 1997 and December 31, 1996, respectively. Also, included in total assets are cross-border outstandings of $1.3 billion at September 30, 1997 and $900 million at December 31, 1996. Loans were $3.0 billion at September 30, 1997, compared to $2.7 billion at December 31, 1996. The Corporation's Brazilian securities portfolio, consisting of trading assets and available for sale securities, was $615 million at September 30, 1997 and $565 million at December 31, 1996.

  The Corporation's nonaccrual Brazilian loans were $11 million at September 30, 1997, compared with $14 million at December 31, 1996. Net credit losses were $4 million in the third quarters of 1997 and 1996, as well as the second quarter of 1997.

  The Corporation's Argentine and Brazilian operations maintained currency positions both at September 30, 1997 and December 31, 1996. For further discussion of currency positions, see the "Market Risk Management" section.

  It is expected that the economic situation in Latin America, including the effect of world financial markets on these economies, will continue to evolve. The Corporation has not experienced any collection problems as a result of currency restrictions or foreign exchange liquidity problems on its current portfolio of cross-border outstandings to emerging markets countries. However, if the actions implemented by Latin American governments do not remain effective over time, the Corporation's operations could experience adverse effects, including deterioration of credit quality, a decline in the value of its securities portfolio and declines in loan and deposit levels. Each emerging markets country is at a different stage of development with a unique set of economic fundamentals; therefore, it is not possible to predict what developments will occur and what impact these developments will ultimately have on the economies of these countries or on the Corporation's financial statements.

                           LIQUIDITY RISK MANAGEMENT

  The Corporation's liquid assets, which consist primarily of interest bearing deposits in other banks, federal funds sold and resale agreements, money market loans and unencumbered U.S. Treasury and government agency securities, were $10.2 billion at September 30, 1997, compared with $7.3 billion at December 31, 1996. Also, the Corporation has access to additional funding through the public markets. Management considers overall liquidity at September 30, 1997 to be adequate to meet current obligations, to support expectations for future changes in asset and liability levels and to carry on normal operations. For additional information related to the Corporation's liquidity management, see pages 37 and 38 of the Corporation's 1996 Annual Report to Stockholders, which is incorporated by reference into its 1996 Annual Report on Form 10-K.

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

  The Corporation's trading activities primarily involve providing risk management services to its customers, including interest rate derivatives and foreign exchange contracts. In addition, the Corporation takes proprietary positions in domestic and emerging markets fixed income securities and local currency debt and equity securities. The risk positions taken by the Corporation in these financial instruments are subject to ALCCO approved limits. The Corporation manages the market risk related to its trading portfolios using a Value-at-Risk (VAR) methodology. VAR is defined as the statistical estimate of the potential loss amount that the Corporation could incur from an adverse movement in market prices, given a specified confidence level and a defined holding period. The VAR calculations include the effects of both interest rate and foreign exchange rate risks. The calculations do not take into account the potential diversification benefits of the different positions in each of the trading portfolios. The aggregate VAR limit for the Corporation's trading portfolios was approximately $55 million, and the aggregate VAR exposure was approximately $25 million at September 30, 1997 and $15 million at December 31, 1996.

  The majority of the Corporation's assets and liabilities are exposed to interest rate risk. The interest rate risk for U.S. dollar denominated assets and liabilities, which represents a significant portion of the Corporation's consolidated balance sheet at September 30, 1997, is evaluated and managed centrally through the Global Treasury group, utilizing several modeling methodologies. The two principal methodologies used are market value sensitivity and net interest revenue at risk. The results of these models are reviewed monthly with ALCCO and at least quarterly with the Board.

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

  The following table shows the Corporation's market value sensitivity and net interest revenue at risk positions for U.S. dollar denominated assets and liabilities at September 30, 1997 and December 31, 1996.

                                     SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                    --------------------- ---------------------
                                                QUARTERLY             QUARTERLY
                                    QUARTER-END  AVERAGE  QUARTER-END  AVERAGE
                                    ----------- --------- ----------- ---------
                                               (DOLLARS IN MILLIONS)
Market value sensitivity(1)(2).....    $170       $177       $162       $162
 % of risk-based capital...........     2.4%       2.5%       2.4%       2.4%
Net interest revenue at risk(3)....    $ 29       $ 23       $ 30       $ 29
 % of net interest revenue.........     1.2%        .9%       1.3%       1.2%

--------
(1) Based on a 100 basis point adverse interest rate shock.
(2) December 31, 1996 amounts have been restated for comparability.
(3) Based on the greater of a 100 basis point adverse interest rate shock or a 200 basis point adverse change in interest rates over the next twelve-month period. At September 30, 1997 the adverse position was based on a 100 basis point rise in interest rates and at December 31, 1996 the adverse position was based on a 200 basis point decline in interest rates over the next twelve-month period.

  At September 30, 1997 and December 31, 1996, the Corporation's adverse market value sensitivity was to rising interest rates. The increase in the adverse position since December 31, 1996 was primarily due to a net increase in fixed rate assets, mainly available for sale securities. The Corporation's net interest revenue at risk over the next twelve months was to rising interest rates at September 30, 1997 and to declining interest rates at December 31, 1996. The Corporation considers the level of its net interest revenue at risk to be a relatively neutral position.

  Non-U.S. dollar denominated interest rate risk is managed by the Corporation's overseas units, with oversight by the Global Treasury group. ALCCO establishes overall limits for its non-U.S. dollar denominated interest rate risk using a combination of market value risk analysis and cumulative gap limits for each country in which the Corporation has local market interest rate risk. Limits are updated at least annually for current market conditions, considering business and economic conditions in the country at a particular point in time. At September 30, 1997, approximately 83 percent of the total overseas limit was allocated to Argentina and Brazil. The limit allocated to Argentina and Brazil represented approximately one-third of total domestic limits.

  During the third quarter of 1997, the Corporation continued to structure its balance sheet to take positions in the currencies of emerging markets and other countries where it operates. These positions are taken when the Corporation believes that it can maximize its spread from interest operations by funding local currency assets with U.S. dollars rather than using local currency liabilities or by funding U.S. dollar assets with local currency liabilities. The average currency positions, which represent local currency assets funded by U.S. dollars, for Argentina, Brazil, Chile and South Korea during the third quarter of 1997 were $41 million, $120 million, $37 million and $15 million, respectively. This compares with average currency positions for these same countries during the fourth quarter of 1996 of $107 million, $100 million, $52 million and $49 million, respectively. Whenever these positions are taken, they are subject to limits established by ALCCO and are subject to regular review. To date, these positions have been liquid in nature and management has been able to close and re-open these positions as necessary.

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

                                                 SEPTEMBER 30, 1997
                          -----------------------------------------------------------------
                            TRADING PORTFOLIO(1)               ALM PORTFOLIO(1)
                          ------------------------ ----------------------------------------
                                        FAIR                     FAIR
                                   VALUE(2)(3)(4)             VALUE(2)(3)
                          NOTIONAL --------------- NOTIONAL --------------- UNRECOGNIZED(5)
                           AMOUNT  ASSET LIABILITY  AMOUNT  ASSET LIABILITY   GAIN (LOSS)
                          -------- ----- --------- -------- ----- --------- ---------------
                                                    (IN MILLIONS)
Interest rate contracts
  Futures and forwards..  $45,293  $ 40    $ 46    $ 7,328                       $(11)
  Interest rate swaps...   13,567    89     131     12,021   $55     $30            9
  Interest Rate Options
    Purchased...........   26,032    30              1,646     2                    2
    Written or sold.....   13,972            35        150
                          -------  ----    ----    -------   ---     ---         ----
Total interest rate con-
 tracts.................  $98,864  $159    $212    $21,145   $57     $30
                          =======  ====    ====    =======   ===     ===         ====
Foreign Exchange Con-
 tracts
  Spot and forward con-
   tracts...............  $34,061  $389    $366    $ 1,988   $14     $ 5         $  9
  Options purchased.....    5,611    96
  Options written or
   sold.................    6,348            90
                          -------  ----    ----    -------   ---     ---         ----
Total Foreign Exchange
 contracts..............  $46,020  $485    $456    $ 1,988   $14     $ 5         $  9
                          =======  ====    ====    =======   ===     ===         ====
                                                  DECEMBER 31, 1996
                          -----------------------------------------------------------------
                            TRADING PORTFOLIO(1)               ALM PORTFOLIO(1)
                          ------------------------ ----------------------------------------
                                        FAIR                     FAIR
                                   VALUE(2)(3)(4)             VALUE(2)(3)
                          NOTIONAL --------------- NOTIONAL --------------- UNRECOGNIZED(5)
                           AMOUNT  ASSET LIABILITY  AMOUNT  ASSET LIABILITY   GAIN (LOSS)
                          -------- ----- --------- -------- ----- --------- ---------------
                                                    (IN MILLIONS)
Interest rate contracts
  Futures and forwards..  $47,927  $ 65    $ 64    $ 3,382                       $(45)
  Interest rate swaps...    9,332    58      54      6,975   $25     $40          (11)
  Interest Rate Options
    Purchased...........    6,471    14
    Written or sold.....    4,593            13
                          -------  ----    ----    -------   ---     ---         ----
Total interest rate con-
 tracts.................  $68,323  $137    $131    $10,357   $25     $40         $(56)
                          =======  ====    ====    =======   ===     ===         ====
Foreign Exchange Con-
 tracts
  Spot and forward con-
   tracts...............  $20,224  $313    $348    $ 1,755   $11     $ 9         $  2
  Options purchased.....    2,529    42
  Options written or
   sold.................    2,434            37
                          -------  ----    ----    -------   ---     ---         ----
Total Foreign Exchange
 contracts..............  $25,187  $355    $385    $ 1,755   $11     $ 9         $  2
                          =======  ====    ====    =======   ===     ===         ====

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

(4) The average asset and liability fair value amounts for interest rate contracts included in the trading portfolio for the quarters ended September 30, 1997 and December 31, 1996 were approximately $148 million and $186 million, respectively, and $137 million and $129 million, respectively. The average asset and liability fair value amounts for foreign exchange contracts included in the trading portfolio were approximately $451 million and $580 million, respectively, for the quarter ended September 30, 1997, and $283 million and $295 million, respectively, for the quarter ended December 31, 1996.
(5) Unrecognized gain or loss represents the amount of gain or loss, based on fair value, that has not been recognized in the income statement at the balance sheet date. This includes amounts related to contracts that have been terminated. Such amounts are recognized as an adjustment of yield over the period being managed. At September 30, 1997, there were $9 million of unrecognized gains and $1 million of unrecognized losses related to terminated contracts that are being amortized to net interest revenue over weighted average periods of 17 months and 29 months, respectively. At December 31, 1996, there were $16 million of unrecognized gains and $33 million of unrecognized losses related to terminated contracts that were being amortized to net interest revenue over weighted average periods of 26 months and 13 months, respectively. The decrease in unrecognized losses is due to terminated interest rate futures contracts that had been used to hedge the funding of FAC, on which accelerated amortization occurred during the third quarter of 1997.

  Net trading gains or losses from interest rate derivatives are recorded in trading account profits and commissions. The Corporation's interest rate derivative trading activities primarily include providing risk management products to its customers. Derivatives are also used to manage risk in other trading portfolios, such as emerging markets securities. The results of these derivative activities are combined with the results of the respective trading portfolio to determine the overall performance of the trading business and, as such, are not included in the results of derivative trading activities. Net trading gains from interest rate derivative trading for the quarter and nine months ended September 30, 1997 were $3 million and $12 million, respectively, and for the quarter and nine months ended September 30, 1996 were $1 million and $8 million, respectively.

  Net trading gains from foreign exchange contracts are recorded in other income. Net trading gains from foreign exchange activities, which include foreign exchange spot, forward and options contracts, for the quarter and nine months ended September 30, 1997 were $18 million and $57 million, respectively, and for the quarter and nine months ended September, 30, 1996 were $13 million and $37 million, respectively.

  The notional amount of interest rate derivative contracts and foreign exchange contracts included in the trading portfolio increased approximately $31 billion and $21 billion, respectively, from December 31, 1996. The increases were due to a higher level of customer demand and growth of the derivative trading business.

  The following table summarizes the remaining maturity of interest rate derivative financial instruments entered into for asset and liability management purposes as of September 30, 1997.

                                                REMAINING MATURITY
                         -----------------------------------------------------------------------
                                                                      SEPTEMBER 30, DECEMBER 31,
                                                                          1997          1996
                          1997     1998    1999   2000  2001  2002+       TOTAL        TOTAL
                         -------  ------  ------  ----  ----  ------  ------------- ------------
                                               (DOLLARS IN MILLIONS)
INTEREST RATE SWAPS
Domestic
Receive fixed rate
 swaps(1)
 Notional amount........ $   272  $  930  $  130  $495  $350  $2,111     $ 4,288      $ 2,826
 Weighted average
  receive rate..........    5.98%   6.08%   6.44% 5.77% 6.16%   6.51%       6.27%        6.38%
 Weighted average pay
  rate..................    5.75%   5.74%   5.92% 5.76% 5.71%   5.81%       5.78%        5.67%
Pay fixed rate swaps(1)
 Notional amount........          $  117                      $  289     $   406      $    83
 Weighted average
  receive rate..........            4.70%                       5.66%       5.38%        5.88%
 Weighted average pay
  rate..................            7.12%                       5.66%       6.08%        7.61%
Basis swaps(2)
 Notional amount........          $   50  $  410  $ 50                   $   510      $   468
 Weighted average
  receive rate..........            5.78%   8.50% 6.03%                     7.99%        5.90%
 Weighted average pay
  rate..................            8.50%   7.58% 5.78%                     7.49%        5.64%
Total Domestic Interest
 Rate Swaps
 Notional amount........ $   272  $1,097  $  540  $545  $350  $2,400     $ 5,204      $ 3,377
 Weighted average
  receive rate(3).......    5.98%   5.92%   8.00% 5.80% 6.16%   6.40%       6.37%        6.31%
 Weighted average pay
  rate(3)...............    5.75%   6.02%   7.18% 5.76% 5.71%   5.79%       5.97%        5.71%
Total International In-
 terest Rate Swaps
 Notional amount(4)(6).. $ 6,800                  $ 17                   $ 6,817      $ 3,598
OTHER DERIVATIVE PROD-
 UCTS
Futures and for-
 wards(5)(6)............ $ 7,328                                         $ 7,328      $ 3,382
Interest rate options
 purchased(7)...........          $  500  $  500                         $ 1,000
International interest
 options purchased...... $   646                                         $   646
Interest rate options
 sold...................          $  100                                 $   100
Interest rate caps
 sold...................                          $ 50                   $    50
                         -------  ------  ------  ----  ----  ------     -------      -------
Total Consolidated
 Notional Amount........ $15,046  $1,697  $1,040  $612  $350  $2,400     $21,145      $10,357
                         =======  ======  ======  ====  ====  ======     =======      =======

--------
(1) Approximately $2.1 billion of the receive fixed rate swaps are linked to floating rate loans, and the remaining $2.2 billion to fixed rate notes payable. Of the swaps linked to notes payable, approximately $1 billion are scheduled to mature in 2002 and thereafter. The majority of the pay fixed rate swaps are linked to available for sale securities.
(2) Basis swaps represent swaps where both the pay rate and receive rate are floating rates. Most of the basis swaps are linked to bank notes.
(3) The majority of the Corporation's interest rate swaps accrue at LIBOR. In arriving at the variable weighted average receive and pay rates, LIBOR rates in effect as of September 30, 1997 have been implicitly assumed to remain constant throughout the terms of the swaps. Future changes in LIBOR rates would affect the variable rate information disclosed.
(4) The majority of the international portfolio is comprised of swaps entered into by the Corporation's Brazilian operations with a weighted average maturity of less than 1 year. These swaps typically include the exchange of floating rate indices that are limited to the Brazilian market.
(5) Represent contracts entered into by the Corporation's Brazilian operations in the local market which are linked to short-term interest bearing assets and liabilities.
(6) The increase from December 31, 1996 was due to the increased use of swap and futures and forward contracts to hedge balance sheet positions.
(7) Represents LIBOR floors that are linked to fixed interest rate deposits.

  The Corporation routinely reviews its asset and liability derivative positions to determine whether such instruments continue to function as effective risk management tools. The utilization of derivative instruments is modified from time to time in response to changing market conditions, as well as changes in the characteristics and mix of the Corporation's related assets and liabilities.

  Additional information on the Corporation's derivative products, including accounting policies, is included on pages 41 and 42, and in Notes 1 and 22 to the Financial Statements, in the Corporation's 1996 Annual Report to Stockholders, which is incorporated by reference in its 1996 Annual Report on Form 10-K.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                             BANKBOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        SEPTEMBER 30 DECEMBER 31
                                                            1997        1996
                                                        ------------ -----------
                        ASSETS
Cash and due from banks................................   $ 3,444      $ 4,273
Interest bearing deposits in other banks...............     1,991        1,634
Federal funds sold and securities purchased under
 agreements to resell..................................     3,047        1,857
Trading securities.....................................     1,863        1,238
Securities
  Available for sale...................................     9,425        7,804
  Held to maturity (fair value of $655 in 1997 and $675
   in 1996)............................................       654          680
Loans and lease financing
  United States Operations.............................    31,197       31,175
  International Operations.............................    11,264        9,886
                                                          -------      -------
    Total loans and lease financing (net of unearned
     income of $361 in 1997 and $380 in 1996)..........    42,461       41,061
Reserve for credit losses..............................      (729)        (883)
                                                          -------      -------
  Net loans and lease financing........................    41,732       40,178
Premises and equipment, net............................     1,001          894
Due from customers on acceptances......................       450          438
Accrued interest receivable............................       540          546
Other assets...........................................     4,083        2,764
                                                          -------      -------
TOTAL ASSETS...........................................   $68,230      $62,306
                                                          =======      =======

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (CONTINUED)

                                                       SEPTEMBER 30 DECEMBER 31
                                                           1997        1996
                                                       ------------ -----------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 Domestic offices
  Noninterest bearing................................    $ 7,445      $ 8,340
  Interest bearing...................................     24,251       24,709
 Overseas offices
  Noninterest bearing................................      1,032          751
  Interest bearing...................................     11,927        9,031
                                                         -------      -------
    Total deposits...................................     44,655       42,831
Funds borrowed
 Federal funds purchased.............................      1,246          527
 Term federal funds purchased........................      1,883        1,442
 Securities sold under agreements to repurchase......      2,347        2,034
 Other funds borrowed................................      7,109        5,155
Acceptances outstanding..............................        458          448
Accrued expenses and other liabilities...............      2,622        1,614
Notes payable........................................      2,781        2,821
Guaranteed preferred beneficial interests in
 Corporation's junior subordinated debentures........        747          500
                                                         -------      -------
TOTAL LIABILITIES....................................     63,848       57,372
                                                         -------      -------
Commitments and contingencies
Stockholders' equity
 Preferred stock without par value
  Authorized shares--10,000,000
  Issued and outstanding shares--3,673,941...........        278          508
 Common stock, par value $1.50
  Authorized shares--300,000,000
  Issued shares--154,053,021 in 1997 and 153,172,672
   in 1996
  Outstanding shares--144,534,999 in 1997 and
   153,172,672 in 1996...............................        231          230
Surplus..............................................      1,228        1,202
Retained earnings....................................      3,312        2,925
Net unrealized gain on securities available for sale,
 net of tax..........................................         68           76
Cumulative translation adjustments, net of tax.......        (10)          (7)
Treasury stock, at cost (9,518,022 shares in 1997)...       (725)
                                                         -------      -------
TOTAL STOCKHOLDERS' EQUITY...........................      4,382        4,934
                                                         -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........    $68,230      $62,306
                                                         =======      =======


    The accompanying notes are an integral part of the financial statements.

                             BANKBOSTON CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                              QUARTERS ENDED  NINE MONTHS ENDED
                                               SEPTEMBER 30     SEPTEMBER 30
                                              --------------- -----------------
                                               1997    1996     1997     1996
                                              ------- ------- -------- --------
INTEREST INCOME
  Loans and lease financing, including fees.. $   973 $   944 $  2,948 $  2,860
  Securities.................................     169     146      502      423
  Trading securities.........................      30      36       86      129
  Mortgages held for sale....................                                18
  Federal funds sold and securities purchased
   under agreements to resell................      60      50      181      138
  Deposits in other banks....................      35      23      106       74
                                              ------- ------- -------- --------
    Total interest income....................   1,267   1,199    3,823    3,642
                                              ------- ------- -------- --------
INTEREST EXPENSE
  Deposits of domestic offices...............     238     242      701      704
  Deposits of overseas offices...............     190     173      532      558
  Funds borrowed.............................     207     143      599      513
  Notes payable..............................      61      50      184      139
                                              ------- ------- -------- --------
    Total interest expense...................     696     608    2,016    1,914
                                              ------- ------- -------- --------
NET INTEREST REVENUE.........................     571     591    1,807    1,728
  Provision for credit losses................      40      57      160      171
                                              ------- ------- -------- --------
  Net interest revenue after provision for
   credit losses.............................     531     534    1,647    1,557
                                              ------- ------- -------- --------
NONINTEREST INCOME
  Financial service fees.....................     168     140      462      327
  Trust and agency fees......................      73      62      208      181
  Trading profits and commissions............      20      21       67       59
  Net securities gains.......................      11       7       52       24
  Other income...............................     176     107      366      414
                                              ------- ------- -------- --------
    Total noninterest income.................     448     337    1,155    1,005
                                              ------- ------- -------- --------
NONINTEREST EXPENSE
  Salaries...................................     264     244      781      729
  Employee benefits..........................      54      49      158      150
  Occupancy expense..........................      50      51      152      152
  Equipment expense..........................      36      34      108      102
  Restructuring and merger-related costs.....             180               180
  Other expense..............................     197     155      524      459
                                              ------- ------- -------- --------
    Total noninterest expense................     601     713    1,723    1,772
                                              ------- ------- -------- --------
Income before income taxes...................     378     158    1,079      790
Provision for income taxes...................     152      78      434      341
                                              ------- ------- -------- --------
NET INCOME................................... $   226 $    80 $    645 $    449
                                              ======= ======= ======== ========
NET INCOME APPLICABLE TO COMMON STOCK........ $   217 $    71 $    617 $    421
                                              ======= ======= ======== ========
PER COMMON SHARE
Net income
  Primary.................................... $  1.49 $   .46 $   4.15 $   2.74
  Fully diluted.............................. $  1.47 $   .45 $   4.07 $   2.69
Dividends declared........................... $   .51 $   .44 $   1.46 $   1.25
AVERAGE NUMBER OF COMMON SHARES (IN THOU-
 SANDS)
  Primary.................................... 145,383 153,103  148,875  153,715
  Fully diluted.............................. 147,842 155,183  151,574  156,300

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                  1997    1996
NINE MONTHS ENDED SEPTEMBER 30                                   ------  ------
PREFERRED STOCK
Balance, January 1.............................................. $  508  $  508
Redemption of Series E..........................................   (230)
                                                                 ------  ------
Balance, September 30...........................................    278     508
                                                                 ------  ------
COMMON STOCK
Balance, January 1..............................................    230     350
Change in par value.............................................           (118)
Common stock issued
 Exercise of stock options......................................      1       3
 Business combinations, net of treasury stock retired...........             (6)
                                                                 ------  ------
Balance, September 30...........................................    231     229
                                                                 ------  ------
SURPLUS
Balance, January 1..............................................  1,202   1,240
Change in par value.............................................            118
Dividend reinvestment and common stock purchase plan............      5      13
Exercise of stock options.......................................    (29)    (25)
Restricted stock grants, net of forfeitures.....................     18      12
Business combinations, net of treasury stock retired............      7    (178)
Other, principally employee benefit plans.......................     25       1
                                                                 ------  ------
Balance, September 30...........................................  1,228   1,181
                                                                 ------  ------
RETAINED EARNINGS
Balance, January 1..............................................  2,925   2,548
Net income......................................................    645     449
Restricted stock grants, net of forfeitures.....................    (12)     (3)
Payment on ESOP loan............................................              3
Cash dividends declared
 Preferred stock................................................    (28)    (28)
 Common stock...................................................   (218)   (180)
                                                                 ------  ------
Balance, September 30...........................................  3,312   2,789
                                                                 ------  ------
NET UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE
Balance, January 1..............................................     76      82
Change in net unrealized gain on securities available for sale,
 net of tax.....................................................     (8)    (29)
                                                                 ------  ------
Balance, September 30...........................................     68      53
                                                                 ------  ------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1..............................................     (7)     (4)
Change in translation adjustments, net of tax...................     (3)     (2)
                                                                 ------  ------
Balance, September 30...........................................    (10)     (6)
                                                                 ------  ------
TREASURY STOCK
Balance, January 1..............................................            (22)
Purchases of treasury stock.....................................   (784)   (490)
Treasury stock reissued
 Dividend reinvestment and common stock purchase plan...........     11      23
 Exercise of stock options......................................     45      52
 Restricted stock grants........................................      1      10
 Business combinations..........................................            420
 Other, principally employee benefit plans......................      2       7
                                                                 ------  ------
Balance, September 30...........................................   (725)
                                                                 ------  ------
TOTAL STOCKHOLDERS' EQUITY, SEPTEMBER 30........................ $4,382  $4,754
                                                                 ======  ======

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                1997     1996
NINE MONTHS ENDED SEPTEMBER 30                                 -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...................................................  $   645  $   449
Reconciliation of net income to net cash provided from (used for) operating activities
 Provision for credit losses.................................      160      171
 Depreciation and amortization...............................      118      111
 Provision for deferred taxes................................       64       17
 Net gains on sales of securities and other assets...........     (267)    (292)
 Change in trading securities................................     (625)    (666)
 Net change in mortgages held for sale.......................               235
 Net change in interest receivables and payables.............                23
 Other, net..................................................     (477)    (229)
                                                               -------  -------
  Net cash used for operating activities.....................     (382)    (181)
                                                               -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided from (used for) interest bearing deposits
 in other banks..............................................     (357)     105
Net cash used for federal funds sold and securities purchased
 under agreements to resell..................................   (1,190)    (132)
Securities available for sale
 Sales.......................................................    4,758    3,340
 Maturities..................................................    2,126    3,649
 Purchases...................................................   (8,476)  (6,459)
Securities held to maturity
 Maturities..................................................       92       37
 Purchases...................................................      (66)     (67)
Net cash used for lending and lease activities of nonbank
 entities....................................................     (270)  (1,260)
Proceeds from sales of loan portfolios by bank subsidiaries..    1,295      142
Net cash used for lending and lease activities of bank
 subsidiaries................................................   (2,513)  (2,167)
Proceeds from sales of other real estate owned...............       20       32
Expenditures for premises and equipment......................     (233)    (171)
Proceeds from sales of business units, premises and
 equipment...................................................       94      203
Other, net...................................................       21      (24)
                                                               -------  -------
  Net cash used for investing activities.....................   (4,699)  (2,772)
                                                               -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided from deposits..............................    1,824    2,264
Net cash provided from funds borrowed........................    3,427      859
Net repayments of notes payable..............................     (955)    (256)
Net proceeds from issuance of notes payable..................      915      913
Net proceeds from issuance of guaranteed preferred beneficial
 interests in Corporation's junior subordinated debentures...      247
Net proceeds from issuance of common stock...................       58       74
Redemption of preferred stock................................     (230)
Purchases of treasury stock..................................     (784)    (490)
Dividends paid...............................................     (246)    (208)
                                                               -------  -------
  Net cash provided from financing activities................    4,256    3,156
                                                               -------  -------
Effect of foreign currency translation on cash...............       (4)      (9)
                                                               -------  -------
NET CHANGE IN CASH AND DUE FROM BANKS........................     (829)     194
CASH AND DUE FROM BANKS AT JANUARY 1.........................    4,273    3,561
                                                               -------  -------
CASH AND DUE FROM BANKS AT SEPTEMBER 30......................  $ 3,444  $ 3,755
                                                               =======  =======
Interest payments made.......................................  $ 2,021  $ 1,926
Income tax payments made.....................................  $   324  $   343

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

2. ACQUISITIONS AND DIVESTITURES

  In October 1997, the Corporation completed its acquisition of Pacific National Corporation (Pacific), the holding company of Pacific National Bank of Nantucket, in exchange for approximately $22 million of the Corporation's common stock. The acquisition, which was accounted for as a purchase, will be included in the Corporation's consolidated financial statements from the acquisition date.

  During the third quarter of 1997, the Corporation completed the sale of its consumer finance subsidiary, Fidelity Acceptance Corporation. Under the terms of the agreement, the Corporation received total proceeds of approximately $340 million, and realized a pre-tax gain of approximately $68 million, or $40 million after-tax.

  In the third quarter of 1997, the Corporation announced an agreement to form a new national credit card venture. The Corporation will contribute its national credit card portfolio in exchange for cash and a minority interest in the new company. The transaction, which is subject to regulatory approval, is targeted for completion in the fourth quarter of 1997. In addition, in the third quarter of 1997, the Corporation announced an agreement to acquire Deutsche Bank Argentina S.A. (Deutsche Bank), a unit of Deutsche Bank AG, for approximately $250 million in cash. The acquisition of Deutsche Bank, a full service bank with approximately $1.1 billion in loans and $1.3 billion in deposits, is subject to approvals by the Central Bank of Argentina and the Federal Reserve Bank, and is expected to be completed in the first quarter of 1998. The acquisition will exclude Deutsche Bank's pension funds, insurance and investment banking businesses. Finally, in October 1997, the Corporation announced an agreement to sell its minority interest in HomeSide, Inc. (HomeSide). The sale of HomeSide, an independent mortgage banking company formed in 1996 in connection with the Corporation's sale of its mortgage banking subsidiary, is subject to regulatory and shareholder approvals, and is expected to be completed in the first quarter of 1998.

3. SECURITIES

  A summary comparison of securities available for sale by type is as follows:

                                        SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                        ----------------------------------------
                                                   CARRYING           CARRYING
                                          COST      VALUE     COST      VALUE
                                        --------- ------------------- ----------
                                                    (IN MILLIONS)
U.S. Treasury.......................... $   1,173  $   1,177 $  1,669  $  1,675
U.S. government agencies and
 corporations--
 mortgage-backed securities............     5,538      5,584    3,789     3,801
States and political subdivisions......        94         94      172       173
Foreign debt securities................     1,310      1,330    1,095     1,133
Other debt securities..................       601        604      250       256
Marketable equity securities...........       145        182      156       217
Other equity securities................       454        454      549       549
                                        ---------  --------- --------  --------
                                        $   9,315  $   9,425 $  7,680  $  7,804
                                        =========  ========= ========  ========

  Other equity securities included in securities available for sale are not traded on established exchanges and are carried at cost.

                            BANKBOSTON CORPORATION

3. SECURITIES (CONTINUED)

  A summary comparison of securities held to maturity by type is as follows:

                                       SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                      -------------------- --------------------
                                      AMORTIZED            AMORTIZED
                                        COST    FAIR VALUE   COST    FAIR VALUE
                                      --------- ---------- --------- ----------
                                                    (IN MILLIONS)
U.S. Treasury........................   $  7       $  7      $  3       $  3
U.S. government agencies and
 corporations--
 mortgage-backed securities..........    543        544       535        530
States and political subdivisions....                           6          6
Other debt securities................      1          1
Foreign debt securities..............     11         11        11         11
Other equity securities..............     92         92       125        125
                                        ----       ----      ----       ----
                                        $654       $655      $680       $675
                                        ====       ====      ====       ====

  Other equity securities included in securities held to maturity represent securities, such as Federal Reserve Bank and Federal Homeloan Bank stock, which are not traded on established exchanges and have only redemption capabilities. Fair values for such securities are considered to approximate cost.

4. LOANS AND LEASE FINANCING

  The following are the details of loan and lease financing balances:

                                                        SEPTEMBER 30 DECEMBER 31
                                                            1997        1996
                                                        ------------ -----------
                                                             (IN MILLIONS)
United States Operations
 Commercial, industrial and financial..................   $15,062      $13,162
 Commercial real estate
  Construction.........................................       317          284
  Other................................................     3,845        3,240
 Consumer-related loans
  Residential mortgages................................     2,720        3,184
  Home equity..........................................     2,952        2,878
  Credit card..........................................     1,596        1,395
  Other................................................     3,118        5,503
 Lease financing.......................................     1,880        1,816
 Unearned income.......................................      (293)        (287)
                                                          -------      -------
                                                           31,197       31,175
                                                          -------      -------
International Operations
 Loans and lease financing.............................    11,332        9,979
 Unearned income.......................................       (68)         (93)
                                                          -------      -------
                                                           11,264        9,886
                                                          -------      -------
                                                          $42,461      $41,061
                                                          =======      =======

                            BANKBOSTON CORPORATION

5. RESERVE FOR CREDIT LOSSES

  An analysis of the reserve for credit losses is as follows:

                                           QUARTERS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30       SEPTEMBER 30
                                           ----------------  ------------------
                                            1997     1996      1997      1996
                                           -------  -------  --------  --------
                                                     (IN MILLIONS)
BALANCE, BEGINNING OF PERIOD.............. $   845  $   895  $    883  $    890
Provision.................................      40       57       160       171
Reserves of entities sold.................     (95)               (95)      (11)
Reserve of acquired bank..................                                    2
Domestic credit losses
  Commercial, industrial and financial....      (4)      (3)      (31)      (16)
  Commercial real estate..................      (2)      (3)       (6)      (23)
  Consumer-related loans
    Residential mortgages.................      (1)      (2)       (5)      (12)
    Credit card...........................     (26)      (7)      (71)      (16)
    Home equity...........................      (3)      (2)       (8)       (6)
    Other.................................     (18)     (42)     (105)     (103)
International credit losses...............     (26)     (14)      (57)      (36)
                                           -------  -------  --------  --------
    Total credit losses...................     (80)     (73)     (283)     (212)
                                           -------  -------  --------  --------
Domestic recoveries
  Commercial, industrial and financial....       2        3         6        11
  Commercial real estate..................       4        2        11         8
  Consumer-related loans
    Residential mortgages.................                          3         3
    Credit card...........................       2                  4         2
    Home equity...........................       1        2         2         2
    Other.................................       6        7        24        20
International recoveries..................       4        4        14        11
                                           -------  -------  --------  --------
    Total recoveries......................      19       18        64        57
                                           -------  -------  --------  --------
Net credit losses.........................     (61)     (55)     (219)     (155)
                                           -------  -------  --------  --------
BALANCE, END OF PERIOD.................... $   729  $   897  $    729  $    897
                                           =======  =======  ========  ========

  At September 30, 1997, loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," totaled $200 million, of which $32 million related to loans with no valuation reserve and $168 million related to loans with a valuation reserve of $72 million. At September 30, 1996, impaired loans totaled $320 million, of which $53 million related to loans with no valuation reserve and $267 million related to loans with a valuation reserve of $72 million. For the quarters ended September 30, 1997 and 1996, average impaired loans were approximately $201 million and $293 million, respectively. For the nine months ended September 30, 1997 and 1996, average impaired loans were approximately $220 million and $275 million, respectively. Interest recognized on impaired loans during these periods was not material.

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

  In the fourth quarter of 1996, $500 million of Trust Securities were issued, consisting of $250 million of 8 1/4% Trust Securities issued by BankBoston Capital Trust I and $250 million of 7 3/4% Trust Securities issued by BankBoston Capital Trust II. Both issues of Trust Securities have a liquidation preference of $1,000 per Trust Security, pay distributions semiannually and are scheduled to mature on December 15, 2026. In addition, in June 1997, $250 million of floating rate Trust Securities were issued by BankBoston Capital Trust III. These Trust Securities have a liquidation preference of $1,000 per Trust Security, pay distributions quarterly at LIBOR plus .75% and are scheduled to mature on June 15, 2027. At September 30, 1997, the interest on the floating rate Trust Securities was 6 15/32%.

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

8. RESTRUCTURING AND MERGER-RELATED COSTS

  During the third quarter of 1996, the Corporation recorded $180 million of restructuring and merger-related costs in connection with its acquisition of BayBanks. Included in these costs were employee-related severance and property-related costs; professional fees and other costs of effecting the acquisition; and systems and other costs incurred during the period.

  During the first nine months of 1997, cash outlays charged against the related reserves amounted to $65 million. These cash outlays primarily consisted of early retirement benefits and payments to terminated employees. Approximately 1,300 employees were either terminated or left the Corporation through enhanced retirement programs during the first nine months of 1997. The remaining reserves of $32 million at September 30, 1997 consist primarily of expected cash outlays related to severance and property-related costs.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

CONSOLIDATED BALANCE SHEET AVERAGES BY QUARTER

LAST NINE QUARTERS

                               1995                    1996                        1997
                          --------------- ------------------------------- -----------------------
                             3       4       1       2       3       4       1       2       3
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
                                                       (IN MILLIONS)
         ASSETS
Interest bearing
 deposits in other
 banks..................  $ 1,332 $ 1,454 $ 1,338 $ 1,313 $ 1,256 $ 1,405 $ 1,961 $ 1,748 $ 1,737
Federal funds sold and
 securities purchased
 under agreements to
 resell.................    1,004     972   1,416   1,532   1,708   2,047   2,189   1,896   2,018
Trading securities......      922     929   1,136   1,624   1,467   1,459   1,498   1,590   1,924
Loans held for sale.....      506     760     960      69      21      44
Securities..............    7,468   7,823   8,143   8,065   8,249   8,029   9,261   9,488   9,661
Loans and lease
 financing..............   39,033  39,357  39,179  40,114  41,223  41,835  41,732  42,112  42,429
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 Total earning assets...   50,265  51,295  52,172  52,717  53,924  54,819  56,641  56,834  57,769
Other assets............    6,447   6,506   6,415   5,664   6,125   6,237   6,583   7,112   7,935
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 TOTAL ASSETS...........  $56,712 $57,801 $58,587 $58,381 $60,049 $61,056 $63,224 $63,946 $65,704
                          ======= ======= ======= ======= ======= ======= ======= ======= =======
 LIABILITIES AND
  STOCKHOLDERS' EQUITY
Deposits:
Domestic offices:
 Noninterest bearing....  $ 6,285 $ 6,509 $ 6,586 $ 6,420 $ 6,694 $ 6,837 $ 6,951 $ 7,229 $ 7,182
 Interest bearing.......   24,190  24,700  24,849  24,931  26,003  25,121  24,622  24,657  24,713
Overseas offices:
 Noninterest bearing....      501     492     499     465     491     455     599     626     709
 Interest bearing.......    7,790   8,202   8,698   9,302   9,429   9,618   9,727   9,734  10,385
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 Total deposits.........   38,766  39,903  40,632  41,118  42,617  42,031  41,899  42,246  42,989
Federal funds purchased
 and repurchase
 agreements.............    3,959   4,672   3,959   4,561   4,739   5,167   5,923   5,776   6,047
Other funds borrowed....    5,661   4,683   5,102   3,721   3,562   4,190   4,943   5,690   6,320
Notes payable...........    2,115   2,159   2,421   2,584   2,674   2,983   3,316   3,351   3,336
Other liabilities.......    1,790   1,806   1,767   1,709   1,698   1,860   2,191   2,216   2,464
Stockholders' equity....    4,421   4,578   4,706   4,688   4,759   4,825   4,952   4,667   4,548
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY..  $56,712 $57,801 $58,587 $58,381 $60,049 $61,056 $63,224 $63,946 $65,704
                          ======= ======= ======= ======= ======= ======= ======= ======= =======

CONSOLIDATED STATEMENT OF INCOME BY QUARTER--TAXABLE EQUIVALENT BASIS

LAST NINE QUARTERS

                              1995                 1996                      1997
                          ------------- ---------------------------  --------------------
                            3      4      1      2      3      4       1      2      3
                          ------ ------ ------ ------ ------ ------  ------ ------ ------
                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
NET INTEREST REVENUE      $569.6 $572.9 $565.5 $571.5 $591.4 $611.2  $620.0 $615.9 $571.1
Taxable equivalent ad-
 justment...............     4.4    8.4    5.5    4.7    5.0    5.2     5.0    4.5    5.4
                          ------ ------ ------ ------ ------ ------  ------ ------ ------
Total net interest reve-
 nue....................   574.0  581.3  571.0  576.2  596.4  616.4   625.0  620.4  576.5
Provision for credit
 losses.................    51.0   81.0   56.9   57.1   57.0   60.0    60.0   60.0   40.0
                          ------ ------ ------ ------ ------ ------  ------ ------ ------
Net interest revenue
 after provision for
 credit losses..........   523.0  500.3  514.1  519.1  539.4  556.4   565.0  560.4  536.5
                          ------ ------ ------ ------ ------ ------  ------ ------ ------
NONINTEREST INCOME
Financial service fees..   162.2  230.6   51.6  135.3  140.4  146.6   137.5  155.7  168.4
Trust and agency fees...    64.4   54.8   57.4   61.9   61.6   65.0    66.0   69.4   72.8
Trading profits and com-
 missions...............     7.2    9.1   12.9   25.0   20.7   17.2    19.3   27.9   19.9
Net securities gains....      .8    1.9   13.4    3.4    7.1    (.8)    8.8   31.9   11.3
Other income............    71.2   71.3  149.9  157.3  106.7  111.5    98.1   91.9  175.8
                          ------ ------ ------ ------ ------ ------  ------ ------ ------
 Total noninterest
  income................   305.8  367.7  285.2  382.9  336.5  339.5   329.7  376.8  448.2
                          ------ ------ ------ ------ ------ ------  ------ ------ ------
NONINTEREST EXPENSE
Salaries................   245.9  243.2  240.8  239.9  244.2  254.5   257.7  260.2  263.8
Employee benefits.......    52.2   45.8   52.2   49.0   49.1   44.4    52.7   51.3   54.0
Occupancy expense.......    48.3   48.6   51.1   49.7   51.1   50.6    50.8   52.1   49.6
Equipment expense.......    33.5   33.8   34.3   33.9   34.2   36.2    35.6   35.8   36.1
Acquisition, divestiture
 and restructuring
 expense................           28.2                180.0
Other expense...........   138.0  146.1  148.5  159.7  153.8  162.2   147.4  178.5  197.8
                          ------ ------ ------ ------ ------ ------  ------ ------ ------
 Total noninterest
  expense...............   517.9  545.7  526.9  532.2  712.4  547.9   544.2  577.9  601.3
                          ------ ------ ------ ------ ------ ------  ------ ------ ------
Income before income
 taxes..................   310.9  322.3  272.4  369.8  163.5  348.0   350.5  359.3  383.4
Provision for income
 taxes..................   132.0  133.6  112.0  151.3   78.5  141.3   138.7  142.8  152.3
Taxable equivalent ad-
 justment...............     4.4    8.4    5.5    4.7    5.0    5.2     5.0    4.5    5.4
                          ------ ------ ------ ------ ------ ------  ------ ------ ------
                           136.4  142.0  117.5  156.0   83.5  146.5   143.7  147.3  157.7
                          ------ ------ ------ ------ ------ ------  ------ ------ ------
NET INCOME..............  $174.5 $180.3 $154.9 $213.8 $ 80.0 $201.5  $206.8 $212.0 $225.7
                          ====== ====== ====== ====== ====== ======  ====== ====== ======
PER COMMON SHARE
Net Income:
 Primary................  $ 1.06 $ 1.09 $  .94 $ 1.33 $  .46 $ 1.26  $ 1.29 $ 1.37 $ 1.49
 Fully diluted..........    1.05   1.08    .93   1.32    .45   1.24    1.27   1.35   1.47
Cash dividends de-
 clared.................     .37    .37    .37    .44    .44    .44     .44    .51    .51

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                           QUARTER ENDED SEPTEMBER 30, 1997
                                           -----------------------------------
                                            AVERAGE                   AVERAGE
                                            VOLUME      INTEREST(1)    RATE
                                           ----------- ------------- ---------
                                                 (DOLLARS IN MILLIONS)
                 ASSETS
Interest Bearing Deposits with Other
 Banks
 U.S.....................................  $       220   $        4        6.84%
 International...........................        1,517           31        8.17
                                           -----------   ----------
 Total...................................        1,737           35        8.00
                                           -----------   ----------   ---------
Federal Funds Sold and Resale Agreements
 U.S.....................................          476            7        5.77
 International...........................        1,542           53       13.68
                                           -----------   ----------
 Total...................................        2,018           60       11.81
                                           -----------   ----------   ---------
Trading Securities
 U.S.....................................        1,124           18        6.22
 International...........................          800           12        6.10
                                           -----------   ----------
 Total...................................        1,924           30        6.17
                                           -----------   ----------   ---------
Securities
 U.S.
 Available for sale(2)...................        7,742          128        6.61
 Held to maturity........................          642           10        6.28
 International
 Available for sale(2)...................        1,277           36       11.33
                                           -----------   ----------
 Total...................................        9,661          174        7.11
                                           -----------   ----------   ---------
Loans and Lease Financing (Net of Un-
 earned Income)
 U.S.....................................       31,317          659        8.35
 International...........................       11,112          315       11.25
                                           -----------   ----------
 Total loans and lease financing(3)......       42,429          974        9.11
                                           -----------   ----------   ---------
Earning assets...........................       57,769        1,273        8.74
                                                         ----------   ---------
Nonearning assets........................        7,935
                                           -----------
  Total Assets...........................  $    65,704
                                           ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits........................  $    14,673   $      101        2.71%
 Time deposits...........................       10,040          143        5.65
 International...........................       10,385          184        7.03
                                           -----------   ----------
 Total...................................       35,098          428        4.83
                                           -----------   ----------   ---------
Federal Funds Purchased and Repurchase
 Agreements
 U.S.....................................        5,819           84        5.76
 International...........................          228            5        8.17
                                           -----------   ----------
 Total...................................        6,047           89        5.85
                                           -----------   ----------   ---------
Other Funds Borrowed
 U.S.....................................        4,669           70        5.96
 International...........................        1,651           48       11.51
                                           -----------   ----------
 Total...................................        6,320          118        7.41
                                           -----------   ----------   ---------
Notes Payable
 U.S.(4).................................        2,945           51        6.95
 International...........................          391           10        9.85
                                           -----------   ----------
 Total...................................        3,336           61        7.29
                                           -----------   ----------   ---------
Total interest bearing liabilities.......       50,801          696        5.43
                                                         ----------   ---------
Demand deposits U.S......................        7,182
Demand deposits International............          709
Other noninterest bearing liabilities....        2,464
Total Stockholders' Equity...............        4,548
                                           -----------
  Total Liabilities and Stockholders' Eq-
   uity..................................  $    65,704
                                           ===========
NET INTEREST REVENUE AS A PERCENTAGE OF
 AVERAGE INTEREST EARNING ASSETS
 U.S.....................................  $    41,521   $      420        4.01%
 International...........................       16,248          157        3.83%
                                           -----------   ----------
 Total...................................  $    57,769   $      577        3.96%
                                           ===========   ==========

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

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                           QUARTER ENDED SEPTEMBER 30, 1996
                                           -----------------------------------
                                            AVERAGE                   AVERAGE
                                            VOLUME      INTEREST(1)    RATE
                                           ----------- ------------- ---------
                                                 (DOLLARS IN MILLIONS)
                 ASSETS
Interest Bearing Deposits with Other
 Banks
 U.S.....................................  $       173   $        2        4.99%
 International...........................        1,083           21        7.44
                                           -----------   ----------
 Total...................................        1,256           23        7.10
                                           -----------   ----------   ---------
Federal Funds Sold and Resale Agreements
 U.S.....................................          480            7        5.52
 International...........................        1,228           43       13.98
                                           -----------   ----------
 Total...................................        1,708           50       11.60
                                           -----------   ----------   ---------
Trading Securities
 U.S.....................................          470            7        6.13
 International...........................          997           29       11.67
                                           -----------   ----------
 Total...................................        1,467           36        9.89
                                           -----------   ----------   ---------
Mortgages Held for Sale
 U.S.....................................           21                     8.74
                                           -----------                ---------
Securities
 U.S.
 Available for sale(2)...................        6,686          109        6.51
 Held to maturity........................          686           10        6.06
 International
 Available for sale(2)...................          871           30       14.11
 Held to maturity........................            6            1       31.12
                                           -----------   ----------
 Total...................................        8,249          150        7.23
                                           -----------   ----------   ---------
Loans and Lease Financing (Net of Un-
 earned Income)
 U.S.....................................       31,961          687        8.55
 International...........................        9,262          258       11.08
                                           -----------   ----------
 Total loans and lease financing(3)......       41,223          945        9.12
                                           -----------   ----------   ---------
Earning assets...........................       53,924        1,204        8.89
                                                         ----------   ---------
Nonearning assets........................        6,125
                                           -----------
  Total Assets...........................  $    60,049
                                           ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits........................  $    15,001   $      102        2.70%
 Time deposits...........................       11,002          153        5.55
 International...........................        9,429          160        6.76
                                           -----------   ----------
 Total...................................       35,432          415        4.67
                                           -----------   ----------   ---------
Federal Funds Purchased and Repurchase
 Agreements
 U.S.....................................        4,643           68        5.85
 International...........................           96            3       11.07
                                           -----------   ----------
 Total...................................        4,739           71        5.95
                                           -----------   ----------   ---------
Other Funds Borrowed
 U.S.....................................        2,580           37        5.74
 International...........................          982           35       14.22
                                           -----------   ----------
 Total...................................        3,562           72        8.08
                                           -----------   ----------   ---------
Notes Payable
 U.S.....................................        2,087           35        6.55
 International...........................          587           15       10.14
                                           -----------   ----------
 Total...................................        2,674           50        7.34
                                           -----------   ----------   ---------
Total interest bearing liabilities.......       46,407          608        5.21
                                                         ----------   ---------
Demand deposits U.S......................        6,694
Demand deposits International............          491
Other noninterest bearing liabilities....        1,698
Total Stockholders' Equity...............        4,759
                                           -----------
  Total Liabilities and Stockholders' Eq-
   uity..................................  $    60,049
                                           ===========
NET INTEREST REVENUE AS A PERCENTAGE OF
 AVERAGE INTEREST EARNING ASSETS
 U.S.....................................  $    40,477   $      459        4.51%
 International...........................       13,447          137        4.07%
                                           -----------   ----------
 Total...................................  $    53,924   $      596        4.40%
                                           ===========   ==========

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                        NINE MONTHS ENDED SEPTEMBER 30, 1997
                                        -----------------------------------------
                                         AVERAGE                       AVERAGE
                                          VOLUME       INTEREST(1)       RATE
                                        ------------- --------------  -----------
                                               (DOLLARS IN MILLIONS)
                ASSETS
 Interest Bearing Deposits with Other
  Banks
  U.S................................   $         363   $         16          5.94%
  International......................           1,452             90          8.25
                                        -------------   ------------
  Total..............................           1,815            106          7.79
                                        -------------   ------------   -----------
 Federal Funds Sold and Resale Agree-
  ments
  U.S................................             607             25          5.39
  International......................           1,427            156         14.64
                                        -------------   ------------
  Total..............................           2,034            181         11.88
                                        -------------   ------------   -----------
 Trading Securities
  U.S................................             975             45          6.14
  International......................             697             41          7.89
                                        -------------   ------------
  Total..............................           1,672             86          6.87
                                        -------------   ------------   -----------
 Securities
  U.S.
  Available for sale(2)..............           7,584            367          6.51
  Held to maturity...................             663             31          6.25
  International
  Available for sale(2)..............           1,224            117         13.19
                                        -------------   ------------
  Total..............................           9,471            515          7.27
                                        -------------   ------------   -----------
 Loans and Lease Financing (Net of
  Unearned Income)
  U.S................................          31,597          2,058          8.71
  International......................          10,496            892         11.36
                                        -------------   ------------
  Total loans and lease financ-
   ing(3)............................          42,093          2,950          9.37
                                        -------------   ------------   -----------
 Earning assets......................          57,085          3,838          8.99
                                                        ------------   -----------
 Nonearning assets...................           7,207
                                        -------------
   Total Assets......................   $      64,292
                                        =============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits
  U.S.
  Savings deposits...................   $      14,768   $        299          2.70%
  Time deposits......................           9,897            413          5.57
  International......................           9,951            521          7.01
                                        -------------   ------------
  Total..............................          34,616          1,233          4.76
                                        -------------   ------------   -----------
 Federal Funds Purchased and Repur-
  chase Agreements
  U.S................................           5,757            251          5.82
  International......................             159             11          9.22
                                        -------------   ------------
  Total..............................           5,916            262          5.91
                                        -------------   ------------   -----------
 Other Funds Borrowed
  U.S................................           4,173            187          5.98
  International......................           1,483            150         13.58
                                        -------------   ------------
  Total..............................           5,656            337          7.98
                                        -------------   ------------   -----------
 Notes Payable
  U.S.(4)............................           2,811            146          6.92
  International......................             523             38          9.81
                                        -------------   ------------
  Total..............................           3,334            184          7.37
                                        -------------   ------------   -----------
 Total interest bearing liabilities..          49,522          2,016          5.44
                                                        ------------   -----------
 Demand deposits U.S.................           7,121
 Demand deposits International.......             645
 Other noninterest bearing liabili-
  ties...............................           2,291
 Total Stockholders' Equity..........           4,713
                                        -------------
   Total Liabilities and Stockhold-
    ers' Equity......................   $      64,292
                                        =============
 NET INTEREST REVENUE AS A PERCENTAGE
  OF AVERAGE INTEREST EARNING ASSETS
  U.S................................   $      41,789   $      1,367          4.37%
  International......................          15,296            455          3.98%
                                        -------------   ------------
  Total..............................   $      57,085   $      1,822          4.27%
                                        =============   ============

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

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                        NINE MONTHS ENDED SEPTEMBER 30, 1996
                                        -----------------------------------------
                                         AVERAGE                       AVERAGE
                                          VOLUME       INTEREST(1)       RATE
                                        ------------- --------------  -----------
                                               (DOLLARS IN MILLIONS)
                ASSETS
 Interest Bearing Deposits with Other
  Banks
  U.S................................   $         211   $          9          5.67%
  International......................           1,091             65          8.01
                                        -------------   ------------
  Total..............................           1,302             74          7.63
                                        -------------   ------------   -----------
 Federal Funds Sold and Resale Agree-
  ments
  U.S................................             456             18          5.33
  International......................           1,096            120         14.60
                                        -------------   ------------
  Total..............................           1,552            138         11.87
                                        -------------   ------------   -----------
 Trading Securities
  U.S................................             466             20          5.62
  International......................             943            110         15.58
                                        -------------   ------------
  Total..............................           1,409            130         12.29
                                        -------------   ------------   -----------
 Mortgages Held for Sale
  U.S................................             332             17          7.00
  International......................              17              1          6.11
                                        -------------   ------------
  Total..............................             349             18          6.96
                                        -------------   ------------   -----------
 Securities
  U.S.
  Available for sale(2)..............           6,692            321          6.42
  Held to maturity...................             684             31          6.08
  International
  Available for sale(2)..............             738             77         13.89
  Held to maturity...................              39              5         16.60
                                        -------------   ------------
  Total..............................           8,153            434          6.98
                                        -------------   ------------   -----------
 Loans and Lease Financing (Net of
  Unearned Income)
  U.S................................          31,220          2,008          8.59
  International......................           8,956            855         12.75
                                        -------------   ------------
  Total loans and lease financ-
   ing(3)............................          40,176          2,863          9.52
                                        -------------   ------------   -----------
 Earning assets......................          52,941          3,657          9.23
                                                        ------------   -----------
 Nonearning assets...................           6,069
                                        -------------
   Total Assets......................   $      59,010
                                        =============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits
  U.S.
  Savings deposits...................   $      14,938   $        300          2.69%
  Time deposits......................          10,325            435          5.62
  International......................           9,145            527          7.69
                                        -------------   ------------
  Total..............................          34,408          1,262          4.90
                                        -------------   ------------   -----------
 Federal Funds Purchased and Repur-
  chase Agreements
  U.S................................           4,319            186          5.75
  International......................             102             10         12.90
                                        -------------   ------------
  Total..............................           4,421            196          5.91
                                        -------------   ------------   -----------
 Other Funds Borrowed
  U.S................................           3,180            142          5.98
  International......................             946            175         24.66
                                        -------------   ------------
  Total..............................           4,126            317         10.26
                                        -------------   ------------   -----------
 Notes Payable
  U.S................................           2,022             99          6.55
  International......................             538             40         10.02
                                        -------------   ------------
  Total..............................           2,560            139          7.28
                                        -------------   ------------   -----------
 Total interest bearing liabilities..          45,515          1,914          5.62
                                                        ------------   -----------
 Demand deposits U.S.................           6,567
 Demand deposits International.......             485
 Other noninterest bearing liabili-
  ties...............................           1,725
 Total Stockholders' Equity..........           4,718
                                        -------------
   Total Liabilities and Stockhold-
    ers' Equity......................   $      59,010
                                        =============
 NET INTEREST REVENUE AS A PERCENTAGE
  OF AVERAGE INTEREST EARNING ASSETS
  U.S................................   $      40,061   $      1,349          4.50%
  International......................          12,880            394          4.08%
                                        -------------   ------------
  Total..............................   $      52,941   $      1,743          4.40%
                                        =============   ============

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

              THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

                                                         INCREASE
                                                        (DECREASE)
                                                          DUE TO
                                                         CHANGE IN
                                                        -----------
                                                        VOLUME RATE   NET CHANGE
                                                        ------ ----   ----------
                                                            (IN MILLIONS)
Interest income
Loans and lease financing
  U.S. ................................................  $(14) $(14)     $(28)
  International........................................    53     4        57
                                                                         ----
                                                                           29
                                                                         ----
Other earning assets
  U.S. ................................................    28     4        32
  International........................................    24   (16)        8
                                                                         ----
                                                                           40
                                                                         ----
Total interest income..................................    89   (20)       69
Total interest expense.................................    48    40        88
                                                                         ----
Net interest revenue...................................                  $(19)
                                                                         ====

 NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER
                                    30, 1996

                                                          INCREASE
                                                         (DECREASE)
                                                           DUE TO
                                                          CHANGE IN
                                                         -----------
                                                         VOLUME RATE  NET CHANGE
                                                         ------ ----  ----------
                                                             (IN MILLIONS)
Interest income
Loans and lease financing
  U.S. .................................................  $ 25  $ 25     $ 50
  International.........................................   131   (94)      37
                                                                         ----
                                                                           87
                                                                         ----
Other earning assets
  U.S. .................................................    64     4       68
  International.........................................    73   (47)      26
                                                                         ----
                                                                           94
                                                                         ----
Total interest income...................................   279   (98)     181
Total interest expense..................................   146   (44)     102
                                                                         ----
Net interest revenue....................................                 $ 79
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

 (b) Current Reports on Form 8-K.

  During the third quarter of 1997, the Corporation filed one Current Report on Form 8-K, dated July 17, 1997, which contained information pursuant to Items 5 and 7 of Form 8-K. The Corporation also filed a Current Report on Form 8-K, dated October 16, 1997, which contained information pursuant to Items 5 and 7 of Form 8-K.

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

Date: November 14, 1997