Form 10-K405
period 1997-12-31
BANK OF BOSTON CORP
filed 1998-03-18
CIK 36672

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                      OR
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

Title of each class
-------------------
Common Stock, par value $1.50 per share
Preferred Stock Purchase Rights
Adjustable Rate Cumulative Preferred Stock, Series A
  (liquidation preference $50 per share)
Adjustable Rate Cumulative Preferred Stock, Series B
  (liquidation preference $50 per share)
Adjustable Rate Cumulative Preferred Stock, Series C
  (liquidation preference $100 per share)
Depositary Shares, each representing one-tenth of a share of 7 7/8% Cumulative
  Preferred Stock, Series F (liquidation preference $25 per Depositary Share)

                  NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                  ------------------------------------------
Each class is registered on the New York Stock Exchange and the Boston Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE
       -----------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (/S/ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of shares of common       Number of shares of common
    stock held by non-affiliates of Registrant        stock outstanding as of
               as of March 10, 1998                        March 10, 1998
               --------------------                        --------------
                  $15,316,292,539                            146,558,505

DOCUMENTS INCORPORATED BY REFERENCE:
----------------------
1. Pertinent extracts from Registrant's 1997 Annual Report to Stockholders (Parts I, II and IV).
2. Pertinent extracts from Registrant's Proxy Statement in connection with the Registrant's 1998 Annual Meeting of Stockholders (Part III).

                                     INDEX

Name of Item                                                      Page
------------                                                      ----
                                    PART I
Item 1.     Business............................................   3
              Statistical Disclosure by Bank Holding Companies..  12
Item 2.     Properties..........................................  18
Item 3.     Legal Proceedings...................................  19
Item 3A.    Executive Officers of the Corporation...............  20
Item 4.     Submission of Matters to a Vote of Security Holders.  21

                                    PART II

Item 5.     Market for Registrant's Common Equity and
              Related Stockholder Matters.......................  21
Item 6.     Selected Financial Data.............................  21
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............  21
Item 7A.    Quantitative and Qualitative Disclosures About
              Market Risk.......................................  21
Item 8.     Financial Statements and Supplementary Data.........  21
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.................  22

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant..  22
Item 11.    Executive Compensation..............................  23
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management....................................  23
Item 13.    Certain Relationships and Related Transactions......  23

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K.......................................  23

                                  SIGNATURES

            Signatures..........................................  II-1

                                    PART I

ITEM 1.  BUSINESS.
------------------
                                THE CORPORATION

     BankBoston Corporation (the "Corporation") is a registered bank holding company, organized in 1970 under Massachusetts law with both national and international operations. The Corporation, through its subsidiaries and, in certain cases, joint ventures, offers a full range of banking services to consumers, small businesses and corporate customers in southern New England, delivers sophisticated financial solutions to mid-size and large corporations nationally and internationally, and provides full-service banking in leading Latin American markets. As of December 31, 1997, approximately 72% of the Corporation's total loan volume consisted of domestic loans and leases, and the balance was overseas. As of December 31, 1997, the Corporation's subsidiaries employed, in the aggregate, approximately 21,500 full-time equivalent employees in their domestic and foreign operations.

     The Corporation's principal subsidiary is BankBoston, N.A. (the
"Bank"), a national banking association with its headquarters in Massachusetts. The Bank maintains branches in Massachusetts, Connecticut and New Hampshire and, through its subsidiaries, operates a network of offices across the United States and more than 100 offices in 23 countries in Latin America, Asia, Europe and Africa. The other major banking subsidiary of the Corporation is Rhode Island Hospital Trust National Bank ("Hospital Trust").

     During 1997, certain former banking subsidiaries of the Corporation, BayBank, N.A., Bank of Boston Connecticut and BayBank NH, N.A., were merged into the Bank. In addition, the Bank has filed an application with the Office of the Comptroller of the Currency (the "OCC") to merge Hospital Trust into the Bank. The Bank expects to consummate that merger in the second quarter of 1998.

     The executive office of the Corporation and the head office of the Bank are located at 100 Federal Street, Boston, Massachusetts 02110 (Telephone
(617) 434-2200).


                          BUSINESS OF THE CORPORATION

     The Corporation is managed through its Policy Council, which is the senior decision-making group of the Corporation. The Policy Council consists of 11 members, including Chairman and Chief Executive Officer Charles K. Gifford, President and Chief Operating Officer Henrique de Campos Meirelles, Chief Financial Officer and Treasurer Susannah M. Swihart and Vice Chairman, Corporate Banking, Paul F. Hogan. The remaining members of the Policy Council include five executives who manage certain key businesses and the chairs of the corporate-wide Risk Management and Human Resources Committees. In addition to the Risk Management and Human Resources Committees, the Policy Council oversees the Technology Policy Committee, the Asset, Liability and Capital Committee and the Marketing Committee.

     The Corporation's principal revenue-producing areas are grouped into the following major business lines: Corporate Banking and Global Capital Markets, Regional Consumer and Small Business, Argentina, Brazil and the Global Private Bank. For a discussion of the operating results and other key financial measures of these five business lines for 1997 and 1996, as well as discussions of the Corporation's business activities, including its lending activities, its cross-border outstandings and the management of its off-balance-sheet exposure, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 29 through 54 of the Corporation's 1997 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto and which discussions are incorporated herein by reference.

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

     For financial information on the Corporation's revenue, net income and assets attributable to its domestic and international operations, see "Segment Information," which appears in Note 27 to the Financial Statements, "Line of Business Results," which appears on pages 34 through 36, and "Cross-Border Outstandings" and "Emerging Markets Countries," which appear on pages 43 through 46, of the Corporation's 1997 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto and which information is hereby incorporated by reference.


                    COMPETITION AND INDUSTRY CONSOLIDATION

     The Corporation's subsidiaries compete with other major financial institutions, including commercial banks, investment banks, mutual savings banks, savings and loan associations, credit unions, consumer finance companies and other nonbank institutions, such as insurance companies, major retailers, brokerage firms, and investment companies in New England, throughout the United States, and internationally. The principal methods of competing effectively in the financial services industry include improving customer service through the quality and range of services available, improving efficiencies and pricing services competitively.

     One outgrowth of the competitive environment discussed above has been significant consolidation within the financial services industry both on a national and regional level. The Corporation engages on an ongoing basis in reviewing and discussing strategic initiatives focused on leveraging its core competencies over attractive markets, including the expansion of its global banking businesses, increasing the capital markets activities of its corporate banking business, the divestiture of non-core business units and the formation of strategic alliances. Consistent with this strategy, in 1997 and early 1998, the Corporation engaged in the following transactions and other strategic initiatives:

                     Acquisitions and Business Expansions

     During 1997, the Corporation announced its intention to expand its retail distribution capacity in Argentina and to strengthen its presence in that country. In connection with this expansion program, the Corporation opened 17 branches in Argentina during 1997 and expects to open approximately 50 additional branches during 1998. In addition, in January of 1998, the Corporation completed its acquisition of Deutsche Bank Argentina S.A. ("Deutsche Argentina"), a subsidiary of Deutsche Bank A.G., for approximately $255 million in cash. In connection with this transaction, the Corporation acquired approximately $1.3 billion of loans and $1.5 billion of deposits.

     The Corporation is also expanding its retail distribution capacity in Brazil. In connection with this expansion program, the Corporation opened 10 branches in Brazil during 1997 and expects to open 32 additional branches during 1998.

     During 1997, the Corporation continued to expand its Global Capital Markets business, including the hiring of additional sales and trading professionals, the opening of BancBoston Securities Inc. ("BSI"), the Corporation's Section 20 subsidiary, and the formation of a high yield securities unit. As part of this expansion effort, in early 1998, the Corporation realigned its operations in Asia to focus on capital markets, including debt underwriting and trading, foreign exchange and derivatives, as well as on trade services.

     In October of 1997, the Corporation completed its acquisition of Pacific National Corporation ("Pacific"), the holding company of Pacific National Bank of Nantucket, located on the island of Nantucket, Massachusetts, in exchange for approximately 279,000 shares of the Corporation's common stock, valued at approximately $22 million. Pacific had loans of $98 million, primarily residential and commercial real estate loans, and deposits of $108 million at the time of acquisition.

                     Divestitures and Strategic Alliances

     During 1997, the Corporation sold its two national consumer lending subsidiaries, Fidelity Acceptance Corporation ("FAC") and Ganis Credit Corporation ("Ganis"). The Corporation sold FAC in the third quarter of 1997, resulting in a pre-tax gain of $68 million. In March of 1997, the Corporation sold approximately $950 million of Ganis loans for a pre-tax gain of $7.5 million and completed the sale of Ganis in June of 1997.

     In January of 1998, the Corporation completed its agreement with Bank of Montreal and its Chicago-based U.S. subsidiary, Harris Trust and Savings Bank, and First Annapolis Consulting, Inc. to form a credit card venture. Under the terms of the agreement, the Corporation contributed its national credit card portfolio of approximately $1.2 billion in receivables in exchange for cash, at par. The Corporation also received 19 percent of the common stock and $50 million of the preferred stock of the new company and an additional $5 million in cash. The Corporation retained its regional credit card portfolio of approximately $500 million in receivables.

     In February of 1998, the Corporation completed the sale of its 26% ownership interest in HomeSide, Inc., an independent mortgage banking company. The transaction will result in a pre-tax gain of approximately $165 million.

     In September of 1997, the Corporation announced its intention to exit its indirect auto loan business. As of December 31, 1997, the Corporation's indirect loan portfolio was approximately $1.3 billion.

                               Other Initiatives

     In October of 1997, the Corporation announced a new initiative to redesign the way it does business, examining existing processes and activities with the goal of enhancing efficiency and improving customer service. This initiative will focus on process-intensive businesses in the U.S. including, among others, the New England regional consumer business. The Corporation expects to complete the internal analysis and design phase in mid-1998.

     In January of 1998, the Corporation announced its plan to restructure its European operations by centralizing its operations in London. In connection with this restructuring plan, the Corporation anticipates closing its offices in Paris and Frankfurt during 1998.

     The Corporation intends to continue to explore strategic opportunities as they arise in order to expand its businesses in its selected markets, divest non-strategic businesses and improve service to its customers.

     Federal legislation was enacted in 1994 which permits certain interstate banking transactions. This legislation has facilitated, and is expected to continue to facilitate, consolidation within financial institutions that have separate operations in two or more states and within the financial services industry in general. See "Supervision and Regulation" for a discussion of the impact of this legislation upon the Corporation and its subsidiaries.


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

     Since the Corporation is also a bank holding company under the laws of Massachusetts, the Commissioner of Banks for The Commonwealth of Massachusetts has authority to require certain reports from the Corporation from time to time and to examine the Corporation and each of its subsidiaries other than national banking associations. Prior approval of the Massachusetts Board of Bank Incorporation also may be required before the Corporation may engage in certain acquisitions or other business expansions. Acquisitions by the Corporation of non-Massachusetts banks or bank holding companies may be subject to the prior approval by both the Massachusetts and the applicable state, federal or international banking regulators. Massachusetts has an interstate bank acquisition law which permits banking organizations outside Massachusetts to acquire Massachusetts banking organizations if the state law of the acquirer permits acquisitions of banking organizations in that state by Massachusetts-based banking organizations. In addition, federal interstate banking legislation permits bank holding companies to acquire banks in any state and authorizes interstate mergers by banks in any state. See "Legislation" below with respect to federal interstate banking legislation.

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

     In 1990, the Board of Directors of the Corporation adopted a stockholder rights agreement (the "Rights Agreement") providing for a dividend of one preferred stock purchase right for each outstanding share of common stock of the Corporation (the "Rights"). Under certain circumstances, the Rights would enable stockholders to purchase common stock of the Corporation or of an acquiring Corporation at a substantial discount. The dividend was distributed on July 12, 1990 to stockholders of record on that date. Holders of shares of the Corporation's common stock issued subsequent to that date receive the Rights with their shares. The Rights trade automatically with shares of the Corporation's common stock and become exercisable only under certain circumstances.

     The purpose of the Rights Agreement is to encourage potential acquirers to negotiate with the Corporation's Board of Directors prior to attempting a takeover and to provide the Board with leverage in negotiating on behalf of all stockholders the terms of any proposed takeover. The Rights may have certain anti-takeover effects. The Rights should not interfere, however, with any merger or other business combination approved by the Board of Directors. For a further discussion of the Corporation's Rights Agreement, see the description of the Rights set forth in the Corporation's registration statement on Form 8-A relating to the Rights (including the Rights Agreement, dated as of June 28, 1990, between the Corporation and the Bank, as Rights Agent, which is attached as an exhibit to the Form 8-A) and the amendment thereto, which are incorporated herein by reference.


                      THE CORPORATION'S BANK SUBSIDIARIES

GENERAL

     The Corporation's bank subsidiaries are national banks subject to the supervision of, and regularly examined by, the OCC. The domestic deposits of the Corporation's subsidiary banks are insured (to the extent allowed by law) by the Bank Insurance Fund of the FDIC (the "BIF") and, accordingly, those banks are subject to the regulations of the FDIC. As members of the Federal Reserve System, the Corporation's bank subsidiaries are also subject to regulation by the Federal Reserve Board. Hospital Trust, as a member of the Federal Home Loan Bank of Boston, is also subject to the regulations of the Federal Housing Finance Board.

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

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") also provided for expanded regulation of financial institutions. Under FDICIA, banks are placed in one of five capital categories, ranging from "well-capitalized" to "critically undercapitalized," for which the federal banking agencies have established specific capital ratio levels. Pursuant to the agencies' regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of at least 5% and is not subject to a cease and desist order, formal agreement, capital directive, or prompt corrective action directive that requires it to achieve or maintain a higher level of capital. At December 31, 1997, all of the Corporation's banking subsidiaries met the requirements of the "well capitalized" category. The capital categories of the Corporation's bank subsidiaries are determined solely for purposes of applying FDICIA's provisions, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's bank subsidiaries.

OTHER REGULATORY RESTRICTIONS

     The FDIC's deposit insurance assessments are based on a risk-based system. The risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank's risk to the BIF, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. During 1997, the assessment premiums for the BIF risk-based system ranged from $0 to $.27 per $100 of insured deposits.

     The Corporation's domestic subsidiary banks and the subsidiaries of such banks are subject to a large number of other regulatory restrictions, including certain restrictions upon: (i) any extensions of credit by such banks to, from or for the benefit of the Corporation and the Corporation's nonbank affiliates (collectively with the Corporation, the "Affiliates"), (ii) the purchase of assets or services from or the sale of assets or the provision of services to Affiliates, (iii) the issuance of a guarantee, acceptance or letter of credit on behalf of or for the benefit of Affiliates, (iv) the purchase of securities of which an Affiliate is a principal underwriter during the existence of the underwriting and (v) investments in stock or other securities issued by Affiliates or acceptance thereof as collateral for an extension of credit. The Corporation and all of its subsidiaries, including the Bank, are also subject to certain restrictions with respect to engaging in the issue, flotation, underwriting, public sale or distribution of certain types of securities. The Federal Reserve Board permits subsidiaries of bank holding companies to underwrite and deal in securities consistent with the provisions of Section 20 of the Glass-Steagall Act of 1933. In the first quarter of 1997, following approval by the Federal Reserve Board, BSI commenced operations under Section
20. BSI offers corporate financing services and investments, including underwriting and dealing in debt securities, loan syndications, private placements, and financial advisory and other investment banking services.

     In addition, under both the BHCA and regulations which have been issued by the Federal Reserve Board, the Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of any property or the furnishing of any service. In operations in other countries, the Corporation and the Bank are also subject to restrictions imposed by the laws and banking authorities of such countries.

     The Corporation's bank subsidiaries are also required to maintain cash reserves against deposits and are subject to limitations, among others, upon
(i) the nature and amount of loans which they may make to a borrower; (ii) the nature and amount of securities in which they may invest; (iii) the amount which may be invested in bank premises; (iv) the geographic location of their branches; and (v) the nature and extent to which they can borrow money.

DIVIDENDS

     The payment of dividends by the Corporation is determined by its Board of Directors based on the Corporation's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors, including applicable government regulations and policies and the amount of dividends payable to the Corporation by its subsidiaries.

     In 1997, the aggregate dividends declared by the Corporation on its common and preferred stock were approximately $322 million. For the first quarter of 1997, a dividend of $.44 per share was declared and paid on the Corporation's common stock. In each of the last three quarters of 1997, the Corporation declared and paid a dividend on its common stock of $.51 per share. In the first quarter of 1998, the Corporation declared and paid a dividend on its common stock of $.58 per share.

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

     Various laws, regulations and policies limit the ability of the Corporation's subsidiaries to pay dividends to the Corporation. Federal banking law requires the approval of the OCC if the aggregate total of the dividends declared by any of the Corporation's national bank subsidiaries in any calendar year will exceed the bank's net profits, as defined by applicable regulation, for that year combined with retained net profits for the preceding two years.
In 1997, the Corporation's subsidiaries declared and paid to the Corporation an aggregate of approximately $1.1 billion of dividends. The payment of any future dividends by the Corporation's subsidiaries will be determined based on a number of factors, including the subsidiary's liquidity, asset quality profile, capital adequacy and recent earnings history. Information concerning the Corporation and its bank subsidiaries with respect to dividends is set forth in Note 15 to the Financial Statements in the Corporation's 1997 Annual Report to Stockholders which is included in Exhibit 13 hereto and which discussion is incorporated herein by reference. See the related discussions set forth below in "Capital" and "Legislation."

CAPITAL

     Information concerning the Corporation and its bank subsidiaries with respect to capital is set forth in Note 14 to the Financial Statements and under "Capital Management," which appears on page 53 of the Corporation's 1997 Annual Report to Stockholders, which page is included in Exhibit 13 hereto and which information is incorporated herein by reference. See also "Legislation" below and "Dividends" above.

LEGISLATION

     In addition to extensive existing government regulation, laws and regulations in the states and countries where the Corporation and its subsidiaries do business can change in unpredictable ways, often with significant effects on the way in which financial institutions may conduct business. The enactment of banking legislation such as FIRREA and FDICIA has affected the banking industry by, among other things, broadening the powers of the federal banking agencies in a number of areas. Subsequent banking legislation, such as the Riegle Community Development and Regulatory Improvement Act of 1994 and the Economic Growth and Regulatory Paperwork Reduction Act of 1996, have eased some of the regulatory burdens imposed on banks and bank holding companies, including certain FDICIA requirements, and are intended to make the bank regulatory system more efficient. Other legislation which has been enacted in recent years has substantially increased the level of competition among commercial banks, thrift institutions and non-banking institutions, including insurance companies, brokerage firms, mutual funds, investment banks and major retailers. In 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Act") was enacted. The Interstate Act's provisions, among other things: (i) permit bank holding companies to acquire control of banks in any state, subject to (a) specified maximum national and state deposit concentration limits; (b) any applicable state law provisions requiring that the acquired bank has to have been in existence for a specified period of up to 5 years; (c) any applicable nondiscriminatory state provisions that make an acquisition of a bank contingent upon a requirement to hold a portion of such bank's assets available for call by a state sponsored housing entity; and (d) applicable anti-trust laws; (ii) authorize interstate mergers by banks in different states, including branching through bank mergers, subject to the provisions noted in (i) and to any state laws that opt in as of an earlier date or opt out of the provision entirely; (iii) authorize states to enact legislation permitting interstate de novo branching; and (iv) provide for certain additional limitations on foreign bank activities.

     The Interstate Act has facilitated, and is expected to continue to facilitate, consolidation within financial institutions that have separate operations in two or more states and within the financial services industry.

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


                 GOVERNMENTAL POLICIES AND ECONOMIC CONDITIONS

     In 1997, the U.S. economy performed exceptionally well. It grew by nearly four percent, created about 2.8 million new jobs, generated the first substantial gains in real income in 15 years and posted strong corporate earnings, pushing the U.S. equity market to record levels. As the economy enters its eighth consecutive year of expansion, 1998 should see continued growth, but at a more moderate and restrained pace. Economic contraction and currency devaluations in much of Asia are expected to dampen growth by producing a sharp deterioration in the U.S. trade position. At the same time, however, weakened currencies and surplus capacity in Asia should exert significant further downward pressure on domestic U.S. inflation.

     The Corporation's earnings and business are also affected by the policies of various government and regulatory authorities in New England and throughout the United States, as well as foreign governments and international agencies, including, in the United States, the Federal Reserve Board. Important functions of the Federal Reserve Board, in addition to those enumerated under "Supervision and Regulation" above, are to regulate the supply of money and of bank credit, to deal with general economic conditions within the United States and to be responsive to international economic conditions. From time to time, the Federal Reserve Board and the central banks of foreign countries have taken specific steps to effect changes in the value of the United States dollar in foreign currency markets, as well as to control domestic inflation and to control the country's money supply. The instruments of monetary policy employed by the Federal Reserve Board for these purposes (including interest rates and the level of cash reserves banks are required to maintain against deposits) influence, in various ways, the interest rates paid on interest bearing liabilities and the interest received on earning assets, as well as the overall level of bank loans, investments and deposits. Inflation has generally had a minimal impact on the Corporation because substantially all of its assets and liabilities are of a monetary nature and a large portion of its operations are based in the United States, where inflation has been low. Prospective domestic and international economic and political conditions and the policies of the Federal Reserve Board and the Central Banks of Argentina and Brazil, as well as other domestic and international regulatory authorities, may affect the future business and earnings of the Corporation.

     The Corporation continues to monitor the economic situation in those countries in which the Corporation has local operations or cross-border exposure, particularly in Latin America and Asia. Additional information with respect to the countries where the Corporation has local operations or cross-border exposure is included in "Cross-Border Outstandings" and "Emerging Markets Countries" on pages 43 through 46 of the Corporation's 1997 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto and which discussions are incorporated herein by reference.

     This section should be read in conjunction with "Management's
Discussion and Analysis of Financial Conditions and Results of Operations" contained in the Corporation's 1997 Annual Report to Stockholders on pages 29 through 54, which pages are included in Exhibit 13 hereto and which discussion is incorporated herein by reference.


               STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

     The information set forth below is being provided in accordance with Industry Guide 3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

AVERAGE BALANCES AND INTEREST RATES

     The information required by this item is presented on pages 55 through 57 of the Corporation's 1997 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

CHANGE IN NET INTEREST REVENUE-VOLUME AND RATE ANALYSIS: 1997 COMPARED WITH 1996, AND 1996 COMPARED WITH 1995

     The information required by this item is presented on page 58 of the Corporation's 1997 Annual Report to Stockholders, which page is included in
Exhibit 13 hereto, and such information is incorporated herein by reference.

SECURITIES

The following table sets forth the carrying values of securities held to maturity on the dates indicated:

 December 31                           1997      1996      1995
(In millions)
U.S. Treasury                          $    6    $    3    $    4
U.S. government agencies
    and corporations -
    mortgage-backed securities            538       535       523
States and political subdivisions                     6         5
Foreign debt securities                    11        11        11
Other equity securities                   81       125       117
                                       ------    - ----    ------
                                       $  636    $  680    $  660
                                       ======    ======    ======

The following table sets forth the carrying values of securities available for sale on the dates indicated:

 December 31                            1997      1996      1995
(In millions)

U.S. Treasury                           $   943   $ 1,675   $ 2,591
U.S. government agencies
  and corporations -
  mortgage-backed securities              5,860     3,801     3,037
States and political subdivisions            54       173       248
Foreign debt securities                   1,375     1,133       685
Other debt securities                       877       256       334
Marketable equity securities                216       217       222
Other equity securities                     522       549       465
                                        -------   -------   -------
                                        $ 9,847   $ 7,804   $ 7,582
                                        =======   =======   =======

The following tables set forth the relative maturities and weighted average interest rates of securities available for sale and held to maturity at December 31, 1997, excluding equity securities. Certain securities, such as mortgage-backed securities, may not become due at a single maturity date. Such securities have been classified within the category that represents the due dates for the majority of the instrument. Rates for states and political subdivisions are stated on a fully taxable equivalent basis assuming a 35% federal income tax rate, adjusted for applicable state and local income taxes net of related federal tax benefit.

                                                        After One But        After Five But
                                  Within One Year     Within Five Years     Within Ten Years     After Ten Years         Total
                                  Amount    Rate      Amount     Rate       Amount     Rate      Amount     Rate     Amount   Rate
AVAILABLE FOR SALE
(Dollars in millions)

U.S. TREASURY                     $   111   5.7%      $  569     6.4%       $   128    5.8%      $   135    6.9%     $   943  6.3%
U.S. GOVERNMENT AGENCIES
     AND CORPORATIONS -
     MORTGAGE-BACKED SECURITIES       247   5.3          744     6.4          1,248    6.4         3,621    6.7        5,860  6.5

STATES AND POLITICAL
 SUBDIVISIONS                          48   3.6            6     5.0                                                      54  3.8

FOREIGN DEBT SECURITIES               815   6.5          277     8.8             38    7.5           245    7.9        1,375  7.2
OTHER DEBT SECURITIES                   3   8.7          433     7.9            437    6.9             4    7.7          877  7.4
                                  -------            -------                -------              -------             -------
    TOTAL CARRYING VALUE          $ 1,224   6.1%     $ 2,029     7.0%       $ 1,851    6.5%      $ 4,005    6.8%     $ 9,109  6.7%
                                  =======            =======                =======              =======             =======

                                                        After One But        After Five But
                                  Within One Year     Within Five Years     Within Ten Years     After Ten Years         Total
                                  Amount    Rate      Amount     Rate       Amount     Rate      Amount     Rate     Amount   Rate
HELD TO MATURITY
(Dollars in millions)

U.S. TREASURY                     $ 6       5.0%                                                                     $   6    5.0%
U.S. GOVERNMENT AGENCIES
      AND CORPORATIONS -
      MORTGAGE-BACKED SECURITIES                      $ 120      6.7%       $ 237      7.0%      $ 181      6.7%       538    6.8

FOREIGN DEBT SECURITIES             2       8.0           4      7.4            5      7.2                              11    7.4
                                  ---                 -----                 -----                -----               -----
    TOTAL CARRYING VALUE          $ 8       5.7%      $ 124      6.7%       $ 242      7.0%      $ 181      6.7%     $ 555    6.8%
                                  ===                 =====                 =====                =====               =====

LOANS AND LEASES

A portion of the information required by this item is presented on page 38 of the Corporation's 1997 Annual Report to Stockholders, which page is included in
Exhibit 13 hereto, and such information is incorporated herein by reference.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table presents the maturities and interest rate sensitivity, based on original contractual terms, of the Corporation's loans at December 31, 1997, exclusive of domestic office loans secured by 1-4 family residential properties, domestic office loans to individuals and lease financing:

                                                           After One
                                                                 But
                                              Within          Within             After
December 31, 1997                           One Year            Five              Five                Total
(In millions)                                                  Years             Years

Commercial, industrial and financial        $  5,541        $  7,056           $ 2,671             $ 15,268
Real estate
  Construction                                   164              96                11                  271
  Other                                        1,133           2,667               411                4,211
Overseas offices                              10,211           1,528               377               12,116
                                            --------        --------           -------             --------
                                            $ 17,049        $ 11,347           $ 3,470             $ 31,866
                                            --------        --------           -------             --------

Loans with predetermined interest rates     $  6,336        $  2,400           $   773             $  9,509
Loans with floating interest rates            10,713           8,947             2,697               22,357
                                            --------        --------           -------            ---------
                                            $ 17,049        $ 11,347           $ 3,470             $ 31,866
                                            ========        ========           =======            =========

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

NONACCRUAL LOANS AND LEASES

The majority of the information required by this item is presented on page 40 of the Corporation's 1997 Annual Report to Stockholders, which page is included in
Exhibit 13 hereto, and such information is incorporated herein by reference.

The following table presents a five-year analysis of the Corporation's loans and leases that were over ninety days past due and remained on accrual status:

December 31                                                                        1997   1996   1995   1994   1993
(In millions)
Loans and leases over ninety days past due and on accrual status.................  $  31  $  41  $  56  $  49  $  59
                                                                                   =====  =====  =====  =====  =====

RENEGOTIATED LOANS

Loans are renegotiated when the Corporation determines that it will ultimately receive greater economic value by revising the terms than through foreclosure, liquidation or bankruptcy. Candidates for renegotiation must meet specific guidelines and undergo extensive due diligence reviews. Once a renegotiation takes place, the loan is subject to the accounting and disclosure rules prescribed by Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," as amended by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure."

Renegotiated loans at the end of each of the last five years were as follows:

December 31                                                   1997          1996          1995          1994         1993
(In millions)
Renegotiated loans..........................................  $ 0.3         $   8         $  33         $  82        $ 243
                                                              =====         =====         =====         =====        =====

CROSS-BORDER OUTSTANDINGS

The information required by this item is presented on pages 43 through 46 and 50 of the Corporation's 1997 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

RESERVE FOR CREDIT LOSSES: ALLOCATION OF RESERVE FOR CREDIT LOSSES AND ANALYSIS OF RESERVE FOR CREDIT LOSSES

The majority of the information required by this item is presented on pages 41 and 42 of the Corporation's 1997 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

ALLOCATION OF RESERVE FOR CREDIT LOSSES

Generally, the Corporation does not allocate its reserve for credit losses to specific loan and lease categories, because management views the reserve as being available for all categories of prospective loss. However, to be responsive to the Securities and Exchange Commission's Guides for Statistical Disclosures by Bank Holding Companies, the Corporation has allocated its year-end reserve for possible credit losses to the major loan and lease categories. The allocations result from giving consideration to management's evaluation of risk in the portfolios, current economic conditions, recent years' loss experience and levels of nonaccrual loans and leases. The following table presents the allocation of the reserve for credit losses by loan and lease financing category, with the excess between the total reserve and the amounts specifically allocated to each loan category identified as ''unallocated.'' The unallocated reserve is part of the general reserve of the Corporation and, as such, is available for both Domestic and International credit losses. The percentage of loans outstanding in each category to total loans is presented on page 38 of the Corporation's 1997 Annual Report to Stockholders, which page is included in Exhibit 13 hereto, and such information is incorporated herein by reference.

DECEMBER 31                                   1997              1996              1995              1994              1993
(Dollars in millions)                             Percent           Percent           Percent           Percent           Percent
                                         Amount  of Total  Amount  of Total  Amount  of Total  Amount  of Total  Amount  of Total
UNITED STATES
Commercial, industrial and financial..   $228     32.0%    $230     26.0%    $221     24.8%    $284     34.3%    $290     30.8%
Commercial real estate, including
  construction........................     35      4.9       83      9.4      158     17.8      194     23.5      300     31.9
Consumer related loans
  Secured by 1-4 family
   residential properties.............      9      1.3       13      1.5       36      4.0       34      4.1       47      5.0
  Other...............................     99     13.9      193     21.9      131     14.7      104     12.6       97     10.3
Lease financing.......................     10      1.4       16      1.8       22      2.5       21      2.5       18      1.9
                                         ----    -----     ----    -----     ----    -----     ----    -----     ----    -----
                                          381     53.5      535     60.6      568     63.8      637     77.0      752     79.9
INTERNATIONAL.........................    189     26.6      217     24.6      171     19.2       99     12.0       89      9.5
                                         ----    -----     ----    -----     ----    -----     ----    -----     ----    -----
                                          570     80.1      752     85.2      739     83.0      736     89.0      841     89.4
UNALLOCATED...........................    142     19.9      131     14.8      151     17.0       91     11.0      100     10.6
                                         ----    -----     ----    -----     ----    -----     ----    -----     ----    -----
                                         $712    100.0%    $883    100.0%    $890    100.0%    $827    100.0%    $941    100.0%
                                         ====    =====     ====    =====     ====    =====     ====    =====     ====    =====

The above allocation reflects provisions for credit losses for International operations for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 of $61 million, $47 million, $60 million, $25 million and $26 million, respectively. International reserve transfers (to)from unallocated reserves and Domestic operations were $(38) million, $36 million, $67 million, $4 million and $0, respectively, for the same periods.

DEPOSITS

A portion of the information required by this item is presented on pages 55 through 57 of the Corporation's 1997 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is incorporated herein by reference.

The aggregate amount of deposits by foreign depositors in domestic offices averaged $1,580 million in 1997, $1,412 million in 1996 and $1,131 million in 1995. The following table presents the maturities of time certificates of deposit and other time deposits issued by domestic offices in denominations of $100,000 or more, at December 31, 1997:

                                                Certificates         Time
                                                of Deposit           Deposits       Total
(In millions)
Maturing within three months                    $ 1,762              $   54         $ 1,816
After three but within six months                   599                  24             623
After six but within twelve months                  486                  34             520
After twelve months                                 303                  59             362
                                                -------              ------         -------
                                                $ 3,150              $  171         $ 3,321
                                                =======              ======         =======

The majority of foreign office deposits are in denominations of $100,000 or more.

RETURN ON EQUITY AND ASSETS

The information required by this item is presented on page 28 of the Corporation's 1997 Annual Report to Stockholders, which page is included in
Exhibit 13 hereto, and such information is incorporated herein by reference.

Short-Term Borrowings

The following table summarizes the Corporation's short-term borrowings for each of the three years ended December 31, 1997, 1996 and 1995:

                                                                                   Maximum        Average        Average
                                                                   Weighted         Amount         Amount       Interest
                                                        Balance     Average    Outstanding    Outstanding           Rate
(Dollars in millions)                                 At end of    Interest     During the     During the     During the
Category of Aggregate Short-Term Borrowings              Period    Rate (1)         Period         Period         Period

For the Year Ended December 31, 1997
Federal funds purchased (2)                           $ 1,003        6.07%       $ 2,184        $ 1,782          5.40%
Term federal funds purchased (2)                        2,530        5.78          2,530          1,834          6.91
Securities sold under agreements to repurchase (3)      1,789        5.25          2,872          2,401          5.31
Demand notes issued to the U.S. Treasury (4)                                       1,495            533          5.39
All other (5)                                           6,090        7.59          6,233          5,000          8.52

For the Year Ended December 31, 1996
Federal funds purchased (2)                           $   527        5.21%       $ 2,523        $ 1,348          5.35%
Term federal funds purchased (2)                        1,442        5.51          2,140          1,413          7.35
Securities sold under agreements to repurchase (3)      2,034        5.06          2,236          1,848          5.28
Demand notes issued to the U.S. Treasury (4)              704        6.01          1,183            390          5.37
All other (5)                                           3,801       10.93          3,801          2,372         12.65

For the Year Ended December 31, 1995
Federal funds purchased (2)                           $ 1,869        5.25%       $ 1,920        $ 1,119          5.86%
Term federal funds purchased (2)                          870        5.80          2,058          1,409          5.16
Securities sold under agreements to repurchase (3)      1,688        6.24          2,935          1,983          7.31
Demand notes issued to the U.S. Treasury (4)              361        4.85          1,051            406          5.75
All other (5)                                           2,511       13.37          3,724          3,006         17.31

________________________________________________________________________________
(1) The weighted average interest rates at year-end are not necessarily indicative of the Corporation's normal borrowing rates, since interest rates for certain categories of borrowings are subject to short-term fluctuations.

(2) Federal funds purchased are overnight transactions while term federal funds purchased have maturities in excess of one day. A large portion of federal funds purchased arise because of money market activity in federal funds for regional correspondent banks.

(3) The majority of securities sold under agreements to repurchase are by domestic offices, mature within one year and are collateralized by U.S. Treasury and U.S. government agencies and corporations securities.

(4) Demand notes issued to the U.S. Treasury represent depository liabilities that are not subject to reserve requirements and bear interest at one-quarter of one percent below the weekly average federal funds effective interest rate as published by the Federal Reserve Board.

(5) The majority of other short-term borrowings represent short-term and medium-term bank notes issued by the Bank and secured and unsecured obligations of the Corporation's overseas branches and subsidiaries.

ITEM 2.  PROPERTIES.
--------------------
     The head offices of the Corporation and the Bank are located in a 37-story building at 100 Federal Street, Boston, Massachusetts. In 1997, the Bank leased approximately 92% of the building's approximately 1.3 million square feet. The Bank 's data processing and record keeping operations are located at Columbia Park in Boston. The Columbia Park facility, comprising approximately 425,000 square feet, and the land on which it is situated are owned by the Bank. In Waltham, Massachusetts, the Corporation owns two interconnected facilities housing 306,000 square feet of administrative space. In addition, the Bank leases operations facilities in Dedham and Canton, Massachusetts, which comprise approximately 202,000 square feet and 82,000 square feet, respectively.

     The headquarters for the Bank's Connecticut operations are located at 100 Pearl Street in Hartford. The Bank owns an undivided one-half interest in the Pearl Street location where it currently occupies approximately 68,000 square feet. The Bank also maintains regional offices in Connecticut, the largest of which is in Waterbury and comprises approximately 157,000 square feet of owned space in three interconnected buildings. The Bank's Connecticut operations and data processing facility is located in 80,000 square feet of leased space located in Windsor.

     The headquarters for the Bank's operations in Argentina are located in a 12-story historic landmark building in the center of Buenos Aires. The building consists of approximately 256,000 square feet and is owned by the Bank. In August of 1997, the Bank entered into a contract for a new headquarters building of approximately 500,000 square feet, located about ten blocks from the existing headquarters. The total project costs, including the land, building and furnishings, are estimated at $99.5 million. Construction is scheduled to start at the end of the first quarter of 1998 and to be completed in the second quarter of 2000. The headquarters for the Bank's operations in Brazil are in three interconnected buildings in the center of Sao Paulo. The Bank owns a total of 126,000 square feet in the three buildings and leases another 141,000 square feet. In addition, the Bank owns a 10-story, 111,000 square foot building in Sao Paulo where it has consolidated part of its Brazilian operations.

     Hospital Trust owns a 30-story building and a building adjacent thereto at One Hospital Trust Plaza, Providence, Rhode Island. Hospital Trust occupies approximately 56% of the complex's approximately 626,000 square feet. In addition, Hospital Trust maintains an operations center in East Providence, Rhode Island that also serves as the primary backup for the Bank's Columbia Park facility. The East Providence operations center, which consists of approximately 141,000 square feet, is owned by Hospital Trust.

     None of these properties is subject to any material encumbrance. The Corporation's subsidiaries also own or lease numerous other premises used in their domestic and foreign operations.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

     The Corporation and its subsidiaries in 1997 were or currently are parties to a number of legal proceedings that have arisen in connection with the normal course of business activities of the Corporation, the Bank and the Corporation's other subsidiaries, including the following matters:

     Society Class Action.  As previously reported, in 1990 a class action
     --------------------
complaint was filed in U.S. District Court for the District of Connecticut against Society for Savings Bancorp, Inc. ("Society"), two of its then senior officers and one former officer. The complaint, as subsequently amended, alleges that Society's financial reports for fiscal years 1988, 1989, and the first half of 1990 contained material misstatements or omissions concerning its real estate loan portfolio and other matters, in violation of Connecticut common law and of Sections 10(b) and 20 of the Exchange Act. The action was brought by a Society shareholder, individually and as a class action on behalf of purchasers of Society's stock from January 19, 1989 through November 30, 1990 and seeks damages in an unspecified amount. Society and the defendant officers have denied the allegations of the amended complaint and on July 14, 1995 filed a motion for summary judgment. That motion was denied in January 1997 and discovery has therefore resumed.

     Lender Liability Litigation.  The Corporation's subsidiaries, in the normal
     ---------------------------
course of their business in collecting outstanding obligations, are named as defendants in complaints or counterclaims filed in various jurisdictions by borrowers or others who allege that lending practices by such subsidiaries have damaged the borrowers or others. Such claims, commonly referred to as lender liability claims, frequently request not only relief from repayment of the debt obligation, but also recovery of actual, consequential, and punitive damages.

     Fidelity Acceptance Corporation Litigation.  As noted above, in the third
     ------------------------------------------
quarter of 1997, the Corporation sold FAC, its consumer lending subsidiary. At the time of the sale, FAC and/or certain of FAC's subsidiaries (collectively referred to as FAC), were defendants in class action and other lawsuits brought in various states by FAC borrowers. These lawsuits, which include claims for punitive damages, often for large dollar amounts, challenge various of FAC's lending and insurance practices, including, among others, the placing of collateral protection insurance, calculating the amount of credit life insurance, and the determination of applicable interest rates. Pursuant to the terms of the sale of FAC, the Corporation has indemnified the buyer for various liabilities, including certain losses arising from such litigation pending at the time of the sale and for certain claims that may arise out of the operation of FAC prior to the sale.

     Management, after reviewing all actions and proceedings pending against the Corporation and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to the Corporation's results of operations or financial condition.

ITEM 3A.   EXECUTIVE OFFICERS OF THE CORPORATION.
------------------------------------------------

     Information with respect to the executive officers of the Corporation, as of March 1, 1998, is set forth below. Executive Officers are generally elected annually by the Board of Directors and hold office until the following year and until their successors are chosen and qualified, unless they sooner resign, retire, die or are removed. Except where otherwise noted, the positions listed for the officers are for both the Corporation and the Bank.

                                                                                                       Executive Officer
                                                                                                       -----------------
            Name                Age                       Current Position                                   Since
-----------------------------   ---   --------------------------------------------------------------   -----------------

Charles K. Gifford              55    Chairman and Chief Executive Officer                                         1987
Henrique de Campos Meirelles    52    President and Chief Operating Officer                                        1994
Susannah M. Swihart             42    Chief Financial Officer and Treasurer of the Corporation and                 1993
                                         Chief Financial Officer of the Bank
Paul F. Hogan                   53    Vice Chairman, Corporate Banking                                             1993
Guilliaem Aertsen IV            50    Executive Vice President, Global Private Bank                                1993
Melville E. Blake III           43    Executive Director, Strategic Planning                                       1993
Geraldo J. Carbone              41    Regional Manager, Brazil                                                July 1997
Robert L. Champion, Jr.         53    Executive Director, Corporate Administrative Services                        1993
Helen G. Drinan                 50    Executive Vice President, Human Resources                                    1993
Karen B. Green                  52    Executive Director, Marketing                                      September 1997
Thomas J. Hollister             43    Executive Vice President, Consumer & Small Business Banking                  1993
Ira A. Jackson                  49    Executive Vice President, External Affairs                                   1987
Robert T. Jefferson             50    Comptroller                                                                  1993
John A. Kahwaty                 47    Executive Director, Investor Relations                                       1996
Lindsey C. Lawrence             60    Executive Vice President, Global Consumer Banking                            1996
Michael R. Lezenski             50    Executive Director, Technology and System Services                           1993
Peter J. Manning                59    Executive Vice President, Mergers & Acquisitions                             1990
John L. Mastromarino            44    Executive Vice President, Risk Management                                    1995
John D. McCarthy                47    Executive Director, Banking Operations                             September 1997
Kathleen M. McGillycuddy        48    Executive Director, Global Treasury & Investments                            1996
Manuel R. Sacerdote             55    Regional Manager, Southern Cone (Argentina, Uruguay, Chile)                  1994
Erich Schumann                  48    Executive Director, Finance                                            April 1997
Gary A. Spiess                  57    General Counsel & Clerk of the Corporation and General Counsel,              1987
                                         Secretary & Cashier of the Bank
Bradford H. Warner              46    Executive Vice President, Global Capital Markets                             1989

     All of the foregoing individuals have been officers of the Corporation or one of its subsidiaries for the past five years, except for Mss. Green and Lawrence and Mr. Mastromarino. Ms. Green joined the Corporation in 1996 and prior to that time had been Director of Consumer Marketing of BayBanks in 1996, Director of Marketing of BayBanks from 1995 to 1996 and Director of N.Y. Retail Marketing of Citibank from 1993 to 1995. Prior to assuming her current position with the Corporation, Ms. Lawrence was employed by BayBank Systems, Inc., a BayBanks subsidiary, as President and Chief Operating Officer from 1988 to 1994 and as President and Chief Executive Officer from 1994 to 1996. Mr. Mastromarino came to the Corporation in 1995 from the OCC, where he had served as Examiner-in-Charge of the OCC's London office from 1993 to 1995, and as the OCC's Examiner-in-Charge at the Corporation from 1988 to 1993.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     Not applicable.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

     The information required by this Item is presented on pages 27, 28 and 59 of the Corporation's 1997 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

     The "Consolidated Selected Financial Data" of the Corporation for the six years ended December 31, 1997 appears on pages 27 and 28 of the Corporation's 1997 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is hereby incorporated by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

     The information in response to this Item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 29 through 54 of the Corporation's 1997 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is hereby incorporated by reference.

     Recent Development. The Corporation has identified and is investigating the circumstances surrounding a series of loans to related borrowers made by an officer in its international private banking office in New York. These loans, which aggregate approximately $70 million, have been placed on nonaccrual pending the outcome of the investigation and an assessment of the collectibility of the loans. While the investigation is still at a preliminary stage, the Corporation anticipates a sizable charge-off against these loans. The Corporation is vigorously pursuing collection of these loans and to the extent losses are incurred, the Corporation intends to pursue claims under its fidelity bond.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

     The information required by this Item is presented on pages 48 through 50 of the Corporation's 1997 Annual Report to Stockholders, which pages are included in Exhibit 13 hereto, and such information is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

     The financial statements and supplementary data required by this Item are included on the pages of the Corporation's 1997 Annual Report to Stockholders indicated below, which pages are included in Exhibit 13 hereto, and such statements and data are hereby incorporated by reference.

                                                              PAGE OF 1997 ANNUAL
                                                             Report to Stockholders

Summary of Quarterly Consolidated Financial Information
     and Common Stock Data.................................         59

Report of Independent Accountants..........................         61

BankBoston Corporation:

Consolidated Balance Sheet as of December 31, 1997
     and 1996..............................................         62
Consolidated Statement of Income for the years
     ended December 31, 1997, 1996 and 1995................         63
Consolidated Statement of Changes in Stockholders' Equity
     for the years ended December 31, 1997, 1996 and 1995..         64
Consolidated Statement of Cash Flows for the years
     ended December 31, 1997, 1996 and 1995................         65
Notes to Financial Statements..............................         66 through 93

     In February of 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard revises current disclosure requirements for employers' pensions and other retiree benefits, eliminates certain disclosures which are no longer useful and, to the extent practicable, standardizes disclosure for retiree benefits. This standard is effective for financial statements issued for periods ending after December 15, 1998, and will have no impact on the Corporation's consolidated financial condition or results of operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

     Information concerning the Executive Officers of the Corporation which responds to this Item is contained in the response to Item 3A contained in Part I of this Report and is hereby incorporated by reference herein. The information that responds to this Item with respect to Directors is contained under the heading "Election of Directors" in the Corporation's definitive proxy statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement"). Information with respect to compliance by the Corporation's directors and executive officers with Section 16(a) of the Exchange Act is contained under the heading "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement. The foregoing information from the Proxy Statement is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

     The information required in response to this Item is contained under the heading "Compensation of Executive Officers" in the Proxy Statement. The foregoing information from the Proxy Statement, with the exception of the section entitled "Compensation Committee Report on Executive Compensation," is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     The information required in response to this Item is contained under the headings "Election of Directors," "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement. The foregoing information from the Proxy Statement is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     The information required in response to this Item is contained under the heading "Interests of Directors and Executive Officers in Certain Transactions" in the Proxy Statement. The foregoing information from the Proxy Statement is hereby incorporated by reference.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

(a)(1) The financial statements required in response to this Item are listed in response to Item 8 of this Report and are incorporated herein by reference.

(a)(2) Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in the financial statements or notes thereto.

(a)(3) Exhibits

       3(a) - Restated Articles of Organization of the Corporation, as amended through April 25, 1997, incorporated herein by reference to
               Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and Exhibit 3(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-6522).

       3(b) -  By-Laws of the Corporation, as amended through January 1, 1998.

       4(a) - Fiscal and Paying Agency Agreement, dated as of February 10, 1986, defining rights of holders of the Corporation's Subordinated Floating Rate Notes Due 2001, incorporated herein by reference to Exhibit 4(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-6522).

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

(a)(3) Exhibits (cont'd)

       4(b) - Fiscal and Paying Agency Agreement, dated as of August 26, 1986, defining rights of holders of the Corporation's Floating Rate Subordinated Equity Commitment Notes Due 1998 incorporated herein by reference to Exhibit 4(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-6522).

       4(c) - Subordinated Indenture, dated as of June 15, 1992, as amended by the First Supplemental Indenture dated as of June 24, 1993, and forms of notes defining rights of the holders of the Corporation's 6 7/8% Subordinated Notes due 2003, the 6 5/8% Subordinated Notes due 2005, the 6 5/8% Subordinated Notes due 2004, and the Subordinated Medium-Term Notes Due Nine Months or More from Date of Issue, incorporated herein by reference to
               Exhibit 4(d) to the Corporation's Registration Statement on Form S-3 (Registration Number 33-48418), Exhibits 4(e) and 4(f) to the Corporation's Current Report on Form 8-K dated June 24, 1993,
               Exhibit 4 to the Corporation's Current Report on Form 8-K dated November 15, 1993, Exhibit 4 to the Corporation's Current Report on Form 8-K dated January 5, 1994, and Exhibits 4(c) and 4(d) to the Corporation's Current Report on Form 8-K dated November 25, 1997 (File No. 1-6522).

       4(d) - Senior Indenture, dated as of June 15, 1992, and forms of notes defining rights of the holders of the Corporation's Senior Medium-Term Notes Due Nine Months or More from the Date of Issue, incorporated herein by reference to Exhibit 4(c) to the Corporation's Registration Statement on Form S-3 (Registration Number 33-48418), Exhibit 4 to the Corporation's Current Report on Form 8-K dated June 15, 1994, Exhibit 4(b) to the Corporation's Current Report on Form 8-K dated December 16, 1994 (File No. 1-6522), and Exhibits 4(a) and 4(b) to the Corporation's Current Report on Form 8-K dated November 25, 1997 (File No. 1-6522).

       4(e) - Deposit Agreement, dated as of June 30, 1993, between the Corporation and the Bank, as Depositary, relating to the Corporation's Depositary Shares, each representing a one-tenth interest in the Corporation's 7 7/8% Cumulative Preferred Stock, Series F, incorporated herein by reference to Exhibit 4(b) to the Corporation's Current Report on Form 8-K dated June 24, 1993 (File No. 1-6522).

       4(f) - Indenture, dated as of November 26, 1996, and form of note defining rights of the holders of the Corporation's 8.25% Series A Junior Subordinated Deferrable Interest Debentures due 2026 and its 8.25% Series B Junior Subordinated Deferrable Interest Debentures due 2026, incorporated herein by reference to Exhibit
               4.1 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19083).

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

(a)(3) Exhibits (cont'd)

       4(g) - Certificate of Trust of BankBoston Capital Trust I, dated as of November 20, 1996, incorporated herein by reference to Exhibit
               4.3 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19083).

       4(h) - Amended and Restated Declaration of Trust of BankBoston Capital Trust I, dated as of November 26, 1996, and form of certificate defining rights of the holders of its 8.25% Series A Capital Securities and its 8.25% Series B Capital Securities, incorporated herein by reference to Exhibit 4.5 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19083).

       4(i) - Form of Guarantee Agreement in respect of the 8.25% Series A Capital Securities and the 8.25% Series B Capital Securities of BankBoston Capital Trust I, incorporated herein by reference to
               Exhibit 4.7 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19083).

       4(j) - Indenture, dated as of December 10, 1996, and form of note defining rights of the holders of the Corporation's 7 3/4% Series B Junior Subordinated Deferrable Interest Debentures due 2026, incorporated herein by reference to Exhibit 4.1 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19111).

       4(k) - Certificate of Trust of BankBoston Capital Trust II dated as of December 3, 1996, incorporated herein by reference to Exhibit 4.3 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19111).

       4(l) - Amended and Restated Declaration of Trust of BankBoston Capital Trust II, dated as of December 10, 1996, and form of certificate defining rights of the holders of its 7 3/4% Series B Capital Securities, incorporated herein by reference to Exhibit 4.5 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19111).

       4(m) - Form of Guarantee Agreement in respect of the 7 3/4% Series B Capital Securities of BankBoston Capital Trust II, incorporated herein by reference to Exhibit 4.7 to the Corporation's Registration Statement on Form S-4 (Registration Number 333-19111).

       4(n) - Indenture, dated as of June 4, 1997, and form of note defining rights of the holders of the Corporation's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2027, incorporated herein by reference to Exhibit 4.1 to the Corporation's Registration Statement on Form S-3 (Registration Number 333-27229).

       4(o) - Certificate of Trust of BankBoston Capital Trust III, dated as of May 14, 1997, incorporated herein by reference to Exhibit 4.3 to the Corporation's Registration Statement on Form S-3 (Registration Number 333-27229).

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

(a)(3) Exhibits (cont'd)

       4(p) - Amended and Restated Declaration of Trust of BankBoston Capital Trust III, dated as of June 4, 1997, and form of certificate defining rights of the holders of its Floating Rate Capital Securities, incorporated herein by reference to Exhibit 4.5 to the Corporation's Registration Statement on Form S-3 (Registration Number 333-27229).

       4(q) - Form of Guarantee Agreement in respect of the Floating Rate Capital Securities of BankBoston Capital Trust III, incorporated herein by reference to Exhibit 4.7 to the Corporation's Registration Statement on Form S-3 (Registration Number 333-27229).

       4(r) - Rights Agreement, as amended through December 12, 1995, between the Corporation and the Bank, as Rights Agent, and the description of the Rights, incorporated herein by reference to the Corporation's registration statement on Form 8-A relating to the Rights, Exhibit 1 to such registration statement and Exhibit 4(b) to the Corporation's Current Report on Form 8-K dated July 25, 1996 (File No. 1-6522).



      10(a) - BankBoston Corporation 1982 Stock Option Plan, as amended through October 23, 1997.*

      10(b) - BankBoston Corporation 1986 Stock Option Plan, as amended through October 23, 1997.*

      10(c) - BankBoston Corporation 1991 Long-Term Stock Incentive Plan, as amended through October 23, 1997.*

      10(d) - BankBoston Corporation 1996 Long-Term Incentive Plan, effective as of January 1, 1997, incorporated herein by reference to Exhibit G to the Joint Proxy Statement-Prospectus included in the Corporation's Registration Statement on Form S-4 (Registration No. 333-01761).*

      10(e) - BankBoston Corporation and its Subsidiaries Performance Recognition Opportunity Plan, as amended effective June 23, 1994, incorporated herein by reference to Exhibit 10(c) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

      10(f) - BankBoston Corporation Executive Deferred Compensation Plan, as amended, effective June 23, 1994, incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

-----------------------------------------------
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------
(a)(3) Exhibits (cont'd)

      10(g) - BankBoston, N.A. Bonus Supplemental Employee Retirement Plan, as amended through June 23, 1994, incorporated herein by reference to Exhibit 10(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

      10(h) - Description of the Corporation's Supplemental Life Insurance Plan, incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 1-6522).*

      10(i) - BankBoston, N.A. Excess Benefit Supplemental Employee Retirement Plan, as amended, effective June 23, 1994, incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

      10(j) - BankBoston Corporation Relocation Policy, as amended through October, 1990, incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-6522).*

      10(k) - Description of the Corporation's Supplemental Long-Term Disability Plan, effective as of February 10, 1994, incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-6522).*

      10(l) - BankBoston Corporation's Director Stock Award Plan, as amended effective as of January 1, 1995, incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

      10(m) - Form of Severance Agreement for the Chairman, President and Vice Chairman.*

      10(n) -  Form of Severance Agreement for certain other officers.*

      10(o) - BankBoston Corporation Directors Deferred Compensation Plan, effective March 28, 1991, incorporated herein by reference to
               Exhibit 10(q) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

-----------------------------------------------
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

(a)(3) Exhibits (cont'd)

      10(p) - BankBoston, N.A. Directors Deferred Compensation Plan, effective March 28, 1991, incorporated herein by reference to Exhibit 10(r) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

      10(q) - BankBoston Corporation 1997 Stock Option Plan for Non-Employee Directors, effective as of April 1, 1997.*

      10(r) - Description of the Corporation's Director Retirement Benefits Exchange Program.*

      10(s) - 1978 Stock Option Plan for Key Employees of BayBanks, Inc., and Affiliates, as amended through October 27, 1994, incorporated herein by reference to Exhibit 10.1 to BayBanks' Annual Report on Form 10-K for the year ended December 31, 1991 and Exhibit 10.1 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-959).*

      10(t) - 1988 Stock Option Plan for Key Employees of BayBanks, Inc., and Affiliates, as amended, incorporated herein by reference to
               Exhibit 10.2 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-959).*

      10(u) - Amendment, dated as of October 23, 1997, to 1988 Stock Option Plan for Key Employees of BayBanks, Inc. and Affiliates.*

      10(v) - BayBanks, Inc., Incentive Compensation Plan, as amended, incorporated herein by reference to Exhibit 10.5 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-959).*

      10(w) - BayBanks Supplemental Executive Retirement Plan, as amended through November 27, 1996, incorporated herein by reference to
               Exhibit 19.6 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Exhibit 10.8 to BayBanks' Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit
               10.2 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and Exhibit 10.8 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-959) and to Exhibits 10(y) and 10(z) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-6522).*

-----------------------------------------------
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

(a)(3)  Exhibits (cont'd)

      10(x) - BayBanks Profit Sharing Excess Benefit Plan, as amended, incorporated herein by reference to Exhibit 10.1 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and Exhibit 10.1 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-959).*

      10(y) - BayBanks Deferred Payment Plans Trust Agreement, as amended through October 27, 1994, incorporated herein by reference to
               Exhibit 19 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 and Exhibit 10.10 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-959).*

      10(z) - Employment Agreement, dated as of December 12, 1995, by and among the Corporation, BayBanks, Inc., and William M. Crozier, Jr., incorporated herein by reference to Exhibit 99(d) to the Corporation's Registration Statement on Form S-4 (Registration No. 333-01761).*

     10(aa) - Consulting Agreement, dated as of December 30, 1997, between the Corporation and William M. Crozier, Jr.*

     10(bb) - Letter Agreement, dated as of August 15, 1997, between the Corporation and Henrique de Campos Meirelles.*

     10(cc) - Lease, as amended through October 1, 1996, between BankBoston, N.A. and Equitable Federal Street Realty Company Limited Partnership, incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibits 10(gg), 10(hh), 10(ii), 10(jj) and 10(kk) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-6522).

     10(dd) - Amendment of Lease, dated as of March 28, 1997, between BankBoston, N.A. and Equitable Federal Street Realty Company Limited Partnership.

     10(ee) - Amendment of Lease, dated as of June 23, 1997, between BankBoston, N.A. and Equitable Federal Street Realty Company Limited Partnership.

     10(ff) - Amendment of Lease, dated as of August 1, 1997, between BankBoston, N.A. and Equitable Federal Street Realty Company Limited Partnership.

     10(gg) - Amendment of Lease, dated as of October 1, 1997, between BankBoston, N.A. and Equitable Federal Street Realty Company Limited Partnership.

-------------------------------------------------
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------
(a)(3)  Exhibits (cont'd)

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

     13    -   Pages 27 through 59 and 61 through 93 of the Corporation's 1997
               Annual Report to Stockholders.

     21    -   List of subsidiaries of BankBoston Corporation.

     23    -   Consent of Independent Accountants.

     24    -   Power of attorney of certain officers and directors (included on pages II-1 through II-2).

     27    -   Financial Data Schedule

     99    -   Notice of Annual Meeting and Proxy Statement for the Annual
               Meeting of the Corporation's Stockholders to be held April 23, 1998, incorporated herein by reference to the Corporation's filing under Regulation 14A of the Exchange Act (File No.
               1-6522).

(b) During the fourth quarter of 1997, the Corporation filed two Current Reports on Form 8-K. The current reports, dated October 16, 1997 and November 25, 1997, each contained information pursuant to items 5 and 7 of Form 8-K. The Corporation also filed a Current Report on Form 8-K dated January 15, 1998, which contained information pursuant to items 5 and 7 of Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, and the Commonwealth of Massachusetts, on the 17th day of March, 1998.

                              BANKBOSTON CORPORATION


                              By:      /s/ CHARLES K. GIFFORD
                                  --------------------------------------
                                          (Charles K. Gifford)
                                  (Chairman and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates listed below. By so signing, each of the undersigned, in his or her capacity as a director or officer, or both, as the case may be, of the Corporation, does hereby appoint Charles K. Gifford, Henrique de Campos Meirelles, Susannah M. Swihart, Kathleen M. McGillycuddy, Robert T. Jefferson and Gary A. Spiess, and each of them severally, or if more than one acts, a majority of them, his or her true and lawful attorneys or attorney to execute in his or her name, place and stead, in his or her capacity as a director or officer or both, as the case may be, of the Corporation, any and all amendments to said report and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of each of the undersigned, in any and all capacities, every act whatsoever requisite or necessary to be done in the premises as fully and to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and approving the acts of said attorneys and each of them.

                 SIGNATURE                               TITLE                      DATE
--------------------------------------------  ----------------------------  ---------------------

                                              Chairman and Chief
         /s/ CHARLES K. GIFFORD               Executive Officer and
--------------------------------------------  Director                         March 17, 1998
             (Charles K. Gifford)             (Chief Executive Officer)


                                              President and Chief
     /s/ HENRIQUE DE CAMPOS MEIRELLES         Operating Officer and            March 17, 1998
--------------------------------------------  Director
        (Henrique de Campos Meirelles)

                                              Chief Financial Officer and
        /s/ SUSANNAH M. SWIHART               Treasurer
--------------------------------------------  (Chief Financial Officer)        March 17, 1998
           (Susannah M. Swihart)


         /s/ ROBERT T. JEFFERSON              Comptroller                      March 17, 1998
--------------------------------------------  (Chief Accounting Officer)
            (Robert T. Jefferson)

                 SIGNATURE                               TITLE                      DATE
--------------------------------------------  ----------------------------  ---------------------

       /s/ WAYNE A. BUDD                      Director                       March 17, 1998
--------------------------------------------
          (Wayne A. Budd)

     /s/ JOHN A. CERVIERI JR.                 Director                       March 17, 1998
--------------------------------------------
        (John A. Cervieri Jr.)

      /s/ WILLIAM F. CONNELL                  Director                       March 17, 1998
--------------------------------------------
         (William F. Connell)

        /s/ GARY L. COUNTRYMAN                Director                       March 17, 1998
--------------------------------------------
            Gary L. Countryman

     /s/ WILLIAM M. CROZIER, JR.              Director                       March 17, 1998
--------------------------------------------
        (William M. Crozier, Jr.)

         /s/ ALICE F. EMERSON                 Director                       March 17, 1998
--------------------------------------------
            (Alice F. Emerson)

          /s/ THOMAS J. MAY                   Director                       March 17, 1998
--------------------------------------------
             (Thomas J. May)

        /s/ DONALD F. MCHENRY                 Director                       March 17, 1998
--------------------------------------------
           (Donald F. McHenry)

          /s/ PAUL C. O'BRIEN                 Director                       March 17, 1998
--------------------------------------------
             (Paul C. O'Brien)

          /s/ THOMAS R. PIPER                 Director                       March 17, 1998
--------------------------------------------
             (Thomas R. Piper)

      /s/ FRANCENE S. RODGERS                 Director                       March 17, 1998
--------------------------------------------
         (Francene S. Rodgers)

            /s/ JOHN W. ROWE                  Director                       March 17, 1998
--------------------------------------------
               (John W. Rowe)

       /s/ GLENN P. STREHLE                   Director                       March 17, 1998
--------------------------------------------
          (Glenn P. Strehle)

         /s/ WILLIAM C. VAN FAASEN            Director                       March 17, 1998
--------------------------------------------
            (William C. Van Faasen)

       /s/ THOMAS B. WHEELER                  Director                       March 17, 1998
--------------------------------------------
          (Thomas B. Wheeler)

         /s/ ALFRED M. ZEIEN                  Director                       March 17, 1998
--------------------------------------------
            (Alfred M. Zeien)