Form 10-Q
period 1998-03-31
BANK OF BOSTON CORP
filed 1998-05-15
CIK 36672

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1998:

  Common Stock, $1.00 par value                                     146,845,353

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BANKBOSTON CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
CONSOLIDATED SELECTED FINANCIAL DATA......................................   3
PART I  FINANCIAL INFORMATION
     Management's Discussion and Analysis of Financial Condition and
      Results of Operations...............................................   4
     Financial Statements
     BankBoston Corporation and Subsidiaries
      Consolidated Balance Sheet..........................................  22
      Consolidated Statement of Income....................................  24
      Consolidated Statement of Changes in Stockholders' Equity...........  25
      Consolidated Statement of Cash Flows................................  26
     Notes to Financial Statements........................................  27
PART II  OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders...............  37
Item 6. Exhibits and Reports on Form 8-K..................................  38
SIGNATURES................................................................  39
LIST OF TABLES
  Consolidated Average Balance Sheet--Nine Quarters.......................  32
  Consolidated Statement of Income--Nine Quarters.........................  33
  Average Balances and Interest Rates--Quarter............................  34
  Change in Net Interest Revenue--Volume and Rate Analysis................  36

                             BANKBOSTON CORPORATION

                      CONSOLIDATED SELECTED FINANCIAL DATA

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                1998     1997
                                                               -------  -------
QUARTERS ENDED MARCH 31
INCOME STATEMENT DATA
Net interest revenue.......................................... $   603  $   620
Provision for credit losses...................................     140       60
Noninterest income............................................     589      330
Noninterest expense...........................................     661      544
Net income....................................................     238      207
Per common share
  Basic.......................................................    1.60     1.29
  Diluted.....................................................    1.58     1.27
AT MARCH 31
BALANCE SHEET DATA
Loans and lease financing..................................... $43,822  $41,019
Total assets..................................................  71,428   64,780
Deposits......................................................  46,397   42,307
Total stockholders' equity....................................   4,807    4,861
Book value per common share...................................   30.87    28.67
Market value per common share
  High........................................................ 111 7/8   78 3/4
  Low.........................................................  87 7/8   63 7/8
Regulatory capital ratios
 Risk-based capital ratios
  Tier 1......................................................     7.9%     9.0%
  Total.......................................................    12.3     13.0
 Leverage ratio...............................................     7.3      7.8

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                                    GENERAL

  This discussion and analysis updates and should be read in conjunction with Management's Discussion and Analysis included in the 1997 Annual Report to Stockholders of BankBoston Corporation (the Corporation), which is incorporated by reference into its 1997 Annual Report on Form 10-K.

  The Corporation's net income for the quarter ended March 31, 1998 was $238 million, compared with net income of $207 million for the same period in 1997. Basic net income per common share was $1.60 and diluted net income per common share was $1.58 in the first quarter of 1998, representing 24% increases over $1.29 and $1.27, respectively, in the first quarter of 1997.

  The Corporation continues to implement strategic initiatives focused on leveraging its core competencies over attractive markets, and continues to explore, on an ongoing basis, acquisition, divestiture and joint venture opportunities, as well as to analyze each of its businesses in the context of customer demands, competitive advantages and industry dynamics. The following summarizes the highlights of these strategic initiatives for the first quarter of 1998:

  . During 1997, the Corporation committed to expanding its retail distribution capacity and strengthening its presence in Argentina. In the first quarter of 1998, the Corporation opened 29 new branches, bringing the number opened under the plan through March 31, 1998 to 46. Additionally, in January 1998, the Corporation completed its acquisition of Deutsche Bank Argentina, S.A. (Deutsche Argentina), a subsidiary of Deutsche Bank A.G., for approximately $255 million in cash. In connection with this transaction, the Corporation acquired approximately $1.3 billion of loans, $1.5 billion of deposits and a branch network that will be integrated with existing or planned branches. The Corporation also announced its intention to build new Argentine headquarters in Buenos Aires at a cost of approximately $100 million.

  . The Corporation continued to execute its retail expansion plans in Brazil with the opening of 8 new branches in the first quarter of 1998.

  . As part of its retail strategy in Latin America, the Corporation entered into an agreement in March 1998 to acquire a group of related companies, collectively referred to as OCA Companies and forming the largest credit card and consumer finance business in Uruguay, with an aggregate loan portfolio of approximately $50 million and approximately 400,000 customers. The acquisition, which is subject to regulatory approval, is expected to close in the second quarter of 1998.

  . In January 1998, the Corporation consummated its agreement to form a national credit card venture with Bank of Montreal and its U.S. subsidiary, Harris Trust and Savings Bank, and First Annapolis Consulting, Inc., thus completing the divestiture of its National Consumer business. Under the terms of this agreement the Corporation contributed approximately $1.2 billion in receivables in exchange for cash, at par. The Corporation also received 19 percent of the common stock and $50 million of preferred stock of the new company, as well as an additional $5 million in cash. The Corporation continues to operate its regional credit card portfolio in support of its New England Regional Consumer business.

  . In February 1998, the Corporation sold its 26 percent interest in HomeSide, Inc. (HomeSide), an independent mortgage banking company, to National Australia Bank Ltd. (National Australia), resulting in a pre-tax gain of $165 million. This sale was completed in connection with National Australia's 100 percent acquisition of HomeSide.

  . In February 1998, the Corporation's 50 percent-owned stock transfer venture, Boston EquiServe, announced its intention to merge its operations with the stock transfer business of First Chicago NBD Corporation. Upon the completion of this merger, which is subject to regulatory approval, the Corporation expects to have approximately 25 percent ownership interest in the combined entity.

  Additional information with regard to certain of these transactions can be found in Note 2 to the Financial Statements.

  The Corporation may from time to time make written or oral statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include financial projections, statements of plans and objectives for future operations, estimates of future economic performance, and assumptions relating thereto. The Corporation may include forward-looking statements in its filings with the Securities and Exchange Commission, including this quarterly report on Form 10-Q, in its reports to stockholders, in other written materials, and in statements made by senior management to analysts, rating agencies, institutional investors, representatives of the media and others. The following factors, among others, could cause actual results to differ materially from the results in forward-looking statements made by the
Corporation: significant changes in general economic conditions, both domestic and international; sharp changes in credit quality, interest rates and foreign exchange rates; changes in the competitive environment for financial services organizations and changes in technology; changes in political leadership; ability to execute articulated business strategies, such as significant expansion plans in Argentina and Brazil and business redesign; ability of the Corporation and its competitors, vendors and customers to respond effectively to issues related to the Year 2000; and the ability to attract and retain key employees in tight labor markets. A discussion of additional risks and uncertainties that could cause actual results to differ from forward-looking statements is included on page 29 of the Corporation's 1997 Annual Report to Stockholders, which is incorporated by reference into its 1997 Annual Report on Form 10-K. When relying on forward-looking statements to make decisions with respect to the Corporation, investors and others are cautioned to consider these and other risks and uncertainties.

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

                                                      1998     1997    CHANGE
QUARTERS ENDED MARCH 31                              -------  -------  -------
                                                      (DOLLARS IN MILLIONS)
United States Operations
  Net interest revenue.............................. $   421  $   469  $   (48)
  Average loans and lease financing.................  30,387   31,732   (1,345)
  Average earning assets............................  41,293   41,950     (657)
  Net interest margin...............................    4.14%    4.54%    (.40)%
International Operations
  Net interest revenue.............................. $   186  $   156  $    30
  Average loans and lease financing.................  13,319   10,000    3,319
  Average earning assets............................  19,194   14,691    4,503
  Net interest margin...............................    3.92%    4.30%    (.38)%
Consolidated
  Net interest revenue.............................. $   607  $   625  $   (18)
  Average loans and lease financing.................  43,706   41,732    1,974
  Average earning assets............................  60,487   56,641    3,846
  Net interest margin...............................    4.07%    4.47%    (.40)%

  On a consolidated basis, net interest revenue decreased approximately $18 million from the first quarter of 1997. This decrease was attributable to a 40 basis point decline in net interest margin partially offset by a $3.8 billion increase in average earning assets.

  Domestic net interest revenue decreased $48 million from the first quarter of 1997. This change was driven by a decrease in net interest margin of 40 basis points, mainly attributable to the third quarter 1997 sale of Fidelity Acceptance Corporation (FAC), a high-margin national consumer finance business, and funding costs of investments in bank-owned life insurance, the earnings of which are reflected in noninterest income. At the end of 1997 and beginning of 1998, the Corporation invested a total of approximately $800 million in the above-mentioned bank-owned life insurance. The decreases in net interest margin were partially offset by reduced lending in lower-margin, competitively priced portfolios, including indirect auto loans and residential mortgages. Average earning assets decreased from the same period in 1997 primarily due to the Corporation's divestiture of its National Consumer business, including FAC, Ganis Credit Corporation and the national credit card portfolio, with aggregate assets of approximately $3.1 billion. This decrease was partially offset by growth in average commercial and industrial loan portfolios of approximately $1.7 billion, as well as increases in average balances of trading and investment securities of approximately $1.3 billion, primarily resulting from growth in the Global Capital Markets business and risk management activities.

  International net interest revenue increased $30 million from the first quarter of 1997. This increase primarily reflected growth in average loans and leases from Argentine and Brazilian operations of approximately $2.1 billion and $.5 billion, respectively. This growth was mainly driven by economic stabilization and the Corporation's strategic initiatives, including the acquisition of Deutsche Argentina. The impact of the increase in average earning assets was partially offset by a decrease in net interest margin of 38 basis points compared to the same period in 1997. This decrease resulted primarily from narrowing spreads in Argentina.

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

                          PROVISION FOR CREDIT LOSSES

  The provision for credit losses was $140 million in the first quarter of 1998, reflecting an increase of $80 million from the first quarter of 1997. The provision for credit losses reflects management's assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions. The level of provision in the first quarter of 1998 reflects the impact of events in the International Private Banking business, as discussed below, as well as concern as to economic events in Asia, particularly Indonesia. The amount of future provisions will continue to be a function of management's assessment of risks based upon its quarterly review of the reserve for credit losses. As such, there can be no assurance as to the level of future provisions. See the "Reserve for Credit Losses" section for discussion of the reserve for credit losses and net credit losses.

                              NONINTEREST INCOME

  The following table presents the components of noninterest income.

                                                                1998 1997 CHANGE
QUARTERS ENDED MARCH 31                                         ---- ---- ------
                                                                 (IN MILLIONS)
Financial service fees
  Deposit and ATM-related fees................................. $ 70 $ 58  $ 12
  Letter of credit and acceptance fees.........................   18   17     1
  Syndication and agent fees...................................   15   14     1
  Other loan-related fees......................................    9    9
  Other financial service fees.................................   51   40    11
                                                                ---- ----  ----
    Total financial service fees...............................  163  138    25
Mutual fund fees...............................................   31   25     6
Personal trust fees............................................   40   34     6
Other trust and agency fees....................................    8    7     1
Trading profits and commissions................................   34   19    15
Securities gains, net..........................................   25    9    16
Net equity and mezzanine profits...............................   52   37    15
Net foreign exchange trading profits...........................   28   19     9
Gain from sale of HomeSide.....................................  165        165
Other income...................................................   43   42     1
                                                                ---- ----  ----
    Total...................................................... $589 $330  $259
                                                                ==== ====  ====

  Financial service fees increased $25 million compared with the same period in 1997, mainly as a result of higher deposit and ATM-related fees and other financial service fees. The increase in deposit and ATM-related fees was primarily due to repricing of certain domestic products and higher volumes in personal deposit accounts from Argentine operations. The increase in other financial service fees included increases in high yield underwriting fees generated by the expansion of the Global Capital Markets business. Additionally, credit card fees increased principally from growth in Argentine operations.

  Mutual fund fees increased from the 1997 period primarily due to approximately $1.7 billion of growth in assets under management by the Corporation's Brazilian and Argentine mutual fund businesses, as well as approximately $2 billion of growth in domestic mutual fund assets. Personal trust fees also increased, mainly from growth in domestic personal trust assets under management.

  The increase in trading account profits and commissions was mainly attributable to improved results from high yield securities trading. Net securities gains increased due to the sale of securities in connection with repositioning the asset and liability management portfolios and sales of securities in the Corporation's emerging markets business. The increase in net equity and mezzanine profits reflected continued strong performance by the Private Equity business, whose portfolio at March 31, 1998 was approximately $1.2 billion compared to $750 million at March 31, 1997. The increase in net foreign exchange trading profits was also due to expansion of the Global Capital Markets business combined with increased customer demand in foreign exchange trading. The level of profits from the equity and mezzanine business, as well as the Corporation's capital markets-related businesses, is particularly sensitive to market and economic conditions and, as such, there can be no assurance as to the future level of profits from these businesses.

  Other income for the first quarter of 1998 included earnings of approximately $11 million on the Corporation's investment in bank-owned life insurance, the funding costs of which contributed to a corresponding decline in net interest margin as previously discussed. These earnings were largely offset by lower equity earnings from unconsolidated subsidiaries.

                              NONINTEREST EXPENSE

  The following table presents the components of noninterest expense.

                                                                1998 1997 CHANGE
QUARTERS ENDED MARCH 31                                         ---- ---- ------
                                                                 (IN MILLIONS)
Employee costs................................................. $354 $311  $ 43
Occupancy and equipment........................................   94   87     7
Professional fees..............................................   24   12    12
Advertising and public relations...............................   22   22
Communications.................................................   30   26     4
Amortization of goodwill.......................................    8    7     1
Other..........................................................  129   77    52
                                                                ---- ----  ----
  Noninterest expense before OREO..............................  661  542   119
OREO...........................................................         2    (2)
                                                                ---- ----  ----
  Total........................................................ $661 $544  $117
                                                                ==== ====  ====

  The growth in noninterest expense before OREO of $119 million was primarily driven by investment spending and growth in Argentina and Brazil, including the countries' respective branch expansion programs, the acquisition of Deutsche Argentina, as well as growth in the number of employees, excluding the branch expansions and acquisition; charges related to the realignments of European operations and the Domestic Private Banking business; and costs incurred in connection with the New England Regional Consumer business, including the upcoming merger of Rhode Island Hospital Trust National Bank into BankBoston, N.A., and redesign project expenses. The Corporation's redesign project is primarily focused on process-intensive businesses in the U.S., including the New England Regional Consumer business, with the goal of improving customers' experience with the Corporation and enhancing efficiency. The internal analysis and design phase of the redesign project is expected to be substantially completed in the middle of 1998. Although the final results of this effort cannot be predicted at this time, the redesign project could result in increased efficiencies and lower operating costs in various areas, increased investment spending and restructuring charges as the Corporation reconfigures and changes its businesses and operations for the future.

  The increase in noninterest expense also reflects the continued expansion of the Global Capital Markets business, including the hiring of additional sales and trading personnel to support emerging markets, high yield trading and foreign exchange activities, as well as higher incentive-based compensation resulting from the success of the Corporation's various businesses. These costs were partially offset by the Corporation's divestiture of its National Consumer business.

  Additionally, noninterest expense reflects the Corporation's continuing efforts to respond to issues related to the Year 2000, including risk assessments and modification of computer application systems, as well as assessments of vendor and customer readiness for the Year 2000. At present, the Corporation does not anticipate incurring a material amount of incremental costs related to its Year 2000 efforts in any single period.

                          PROVISION FOR INCOME TAXES

  The provision for income taxes was $153 million in the first quarter of 1998, compared to $139 million for the same period of 1997. The Corporation's effective tax rate was 39 percent in the first quarter of 1998, compared to 40 percent for the first quarter of 1997.

                              FINANCIAL CONDITION
                          CONSOLIDATED BALANCE SHEET

  At March 31, 1998, the Corporation's total assets were $71.4 billion, reflecting a $2.1 billion increase from total assets of $69.3 billion at December 31, 1997. This increase was mainly attributable to a $722 million increase in available for sale securities, primarily from Brazilian operations and risk management activities; a $904 million increase in cash and due from banks and federal funds sold and securities purchased under agreements to resell; and a $649 million increase in other assets, primarily from the investment in bank-owned life insurance as well as approximately $127 million of goodwill resulting from the Deutsche Argentina acquisition. Total loans and lease financing at March 31, 1998 remained relatively unchanged from December 31, 1997 because the increase from international operations, primarily from the Deutsche Argentina acquisition, was offset by a decrease in domestic operations mainly attributable to the divestiture of the national credit card portfolio. The increase in assets was principally funded by growth in international deposits of $1.2 billion, primarily attributable to the Deutsche Argentina acquisition; securities sold under agreements to repurchase of $255 million; and other funds borrowed of $549 million, primarily bank notes and demand notes. Notes payable increased $528 million from December 31, 1997, mainly due to the issuance of $300 million of subordinated debt by BankBoston, N.A. and $210 million of senior medium-term notes by the Corporation.

  At the Corporation's annual meeting held on April 23, 1998, the Corporation's stockholders approved an increase in the number of authorized shares of common stock from 300 million shares to 500 million shares, and a change in the par value of such stock from $1.50 to $1.00 per share. On the same day, the Corporation's Board of Directors (the Board) approved a two-for-one stock split of the Corporation's common stock, to be executed in the form of a stock dividend of one share for every share held, payable on June 22, 1998 to stockholders of record on June 1, 1998. The Board also approved a quarterly common stock dividend of $.58 per pre-split share, payable on May 29, 1998 to stockholders of record on May 4, 1998. The future level of dividends paid on the Corporation's common stock will continue to be determined by the Board, after giving effect to the stock split, based on the Corporation's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors deemed relevant.

  The Corporation's tangible common equity and common equity ratios were 5.8 percent and 6.3 percent, respectively, at both March 31, 1998 and December 31, 1997. The Corporation's Tier 1 and total capital ratios were 7.9 percent and
12.3 percent, respectively, at March 31, 1998, compared with 8.0 percent and
12.1 percent, respectively, at December 31, 1997. The Corporation's leverage ratio at March 31, 1998 was 7.3 percent compared with 7.4 percent at December 31, 1997.

  The Corporation has a capital planning process that is designed to maintain appropriate regulatory capital levels and ratios. As of March 31, 1998, the Corporation and its bank subsidiaries met all capital adequacy requirements to which they are subject.

                                CREDIT PROFILE

  A discussion of the Corporation's credit risk management policies is included on pages 37 and 38 of its 1997 Annual Report to Stockholders, which is incorporated by reference into its 1997 Annual Report on Form 10-K.

  The segments of the lending portfolio are as follows:

                                   MARCH 31  DEC. 31  SEPT. 30  JUNE 30  MARCH 31
                                     1998     1997      1997     1997      1997
                                   --------  -------  --------  -------  --------
                                                 (IN MILLIONS)
United States
  Commercial, industrial and
   financial...................... $15,887   $15,268  $15,062   $14,527  $14,203
  Commercial real estate
    Construction..................     260       271      317       314      265
    Other.........................   3,736     4,211    3,845     3,398    3,129
  Consumer-related
    Residential mortgages.........   2,551     2,570    2,720     3,016    3,067
    Home equity...................   2,802     2,823    2,952     2,924    2,908
    Credit card...................     503     1,756    1,596     1,488    1,404
    Other.........................   2,801     2,956    3,118     4,739    4,708
  Lease financing.................   2,017     1,938    1,880     1,780    1,766
  Unearned income.................    (303)     (302)    (293)     (277)    (275)
                                   -------   -------  -------   -------  -------
                                    30,254    31,491   31,197    31,909   31,175
                                   -------   -------  -------   -------  -------
International
  Commercial and industrial.......   9,322     8,826    7,998     7,245    6,817
  Banks and other financial
   institutions...................     766       860      729       830      830
  Governments and official
   institutions...................     102        95       94        94       79
  Consumer-related
    Residential mortgages.........   1,302       947      893       781      744
    Credit card...................     226       182      155       148      137
    Other.........................     987       828      678       566      501
  Lease financing.................     517       452      345       357      338
  All other.......................     492       378      440       474      482
  Unearned income.................    (146)      (79)     (68)      (91)     (84)
                                   -------   -------  -------   -------  -------
                                    13,568    12,489   11,264    10,404    9,844
                                   -------   -------  -------   -------  -------
    Total loans and lease
     financing.................... $43,822   $43,980  $42,461   $42,313  $41,019
                                   =======   =======  =======   =======  =======

  Total loans and lease financing decreased $158 million from December 31, 1997, reflecting a $1.2 billion decrease in the domestic loan portfolio, offset by a $1.1 billion increase in the international loan portfolio. The decrease in the domestic portfolio included a $1.4 billion decrease in consumer-related loans and a $486 million decrease in commercial real estate loans, partially offset by a $619 million increase in commercial, industrial and financial loans. The decrease in consumer-related loans was primarily due to the previously discussed contribution of the Corporation's national credit card portfolio of approximately $1.2 billion to a newly formed national credit card venture in the first quarter of 1998. Commercial real estate loan levels were affected by the timing of syndication activity. The increase in commercial, industrial and financial loans resulted from increases in various loan portfolios, including environmental services, asset based finance and financial institutions. The $1.1 billion increase in international loans and leases, particularly the commercial and industrial and residential mortgage loan portfolios, was primarily due to the purchase of Deutsche Argentina.

  At March 31, 1998 and December 31, 1997, approximately 46 percent of domestic commercial real estate loans was to borrowers domiciled in New England. The portion of domestic commercial real estate loans located outside of New England was dispersed among 30 states at both March 31, 1998 and December 31, 1997.

  The Corporation's total loan portfolio at March 31, 1998 and December 31, 1997 included $1.4 billion and $1.6 billion of highly leveraged transaction
(HLT) loans to 117 and 129 customers, respectively. The average HLT loan size at March 31, 1998 and December 31, 1997 was $12 million. The amount of unused commitments for HLTs at March 31, 1998 was $.9 billion, compared with $1.2 billion at December 31, 1997. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At March 31, 1998 and December 31, 1997, there were no nonaccrual HLT loans. In addition, there were no credit losses from HLT loans in the first quarter of 1998.

  A discussion of the Corporation's real estate and HLT lending activities and policies, and the effect of these activities on results of operations, is included on page 39 of its 1997 Annual Report to Stockholders, which is incorporated by reference into its 1997 Annual Report on Form 10-K.

                           NONACCRUAL LOANS AND OREO

  The details of consolidated nonaccrual loans and OREO are as follows:

                                    MARCH 31 DEC. 31 SEPT. 30 JUNE 30 MARCH 31
                                      1998    1997     1997    1997     1997
                                    -------- ------- -------- ------- --------
                                              (DOLLARS IN MILLIONS)
United States
  Commercial, industrial and
   financial.......................   $ 43    $ 59     $ 68    $ 39     $ 72
  Commercial real estate
    Construction...................      3       3        4       3        4
    Other..........................     41      40       44      48       47
  Consumer-related
    Residential mortgages..........     46      50       51      56       65
    Home equity....................     15      14       26      26       25
    Credit card....................      6      26       22      22       23
    Other..........................     20      20       23      44       41
                                      ----    ----     ----    ----     ----
                                       174     212      238     238      277
                                      ----    ----     ----    ----     ----
International
  Commercial and industrial........     97      64       58      72       82
  Consumer-related
    Residential mortgages..........     34      28       31      29       26
    Credit card....................      4       4        3       4        4
    Other..........................     18      12        7       8        7
                                      ----    ----     ----    ----     ----
                                       153     108       99     113      119
                                      ----    ----     ----    ----     ----
    Total nonaccrual loans.........    327     320      337     351      396
OREO...............................     42      36       50      47       49
                                      ----    ----     ----    ----     ----
    Total..........................   $369    $356     $387    $398     $445
                                      ====    ====     ====    ====     ====
Nonaccrual loans and OREO as a
 percent of related asset
 categories........................    0.8%    0.8%     0.9%    0.9%     1.1%

  Total nonaccrual loans and OREO at March 31, 1998 increased $13 million from December 31, 1997, reflecting an increase in international nonaccrual loans, offset in part by a decrease in domestic nonaccrual loans.

The increase in international commercial and industrial nonaccrual loans of $33 million was primarily due to the acquisition of Deutsche Argentina in the first quarter of 1998, which had nonaccrual commercial and industrial loans of approximately $11 million at March 31, 1998; and an increase in Indonesian commercial and industrial nonaccrual loans of approximately $19 million. The decrease in domestic nonaccrual loans reflected a $16 million decrease in commercial, industrial and financial nonaccrual loans and a $20 million decrease in credit card nonaccrual loans, resulting from the Corporation's contribution of its national credit card portfolio to a new national credit card venture in the first quarter of 1998.

  In addition, the Corporation holds in available for sale securities approximately $50 million of commercial paper of an international customer, on which earnings are not being recognized.

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

  The reserve for credit losses at March 31, 1998 was $725 million, or 1.65 percent of outstanding loans and leases, compared with $712 million, or 1.62 percent, at December 31, 1997. The reserve for credit losses was 222 percent of nonaccrual loans and leases at both March 31, 1998 and December 31, 1997. The future level of the reserve for credit losses will continue to be a function of management's evaluation of the Corporation's credit exposures existing at the time, including assessments of the future impact that events in Indonesia and other countries in Asia may have on the Corporation's various credit portfolios; the potential impact that the Year 2000 issue could have on the Corporation's customers; as well as general economic conditions. Therefore, no assurance can be given as to future levels of the reserve.

  Net credit losses were as follows:

                                     MARCH 31 DEC. 31 SEPT. 30 JUNE 30 MARCH 31
                                       1998    1997     1997    1997     1997
QUARTERS ENDED                       -------- ------- -------- ------- --------
                                                   (IN MILLIONS)
United States
  Commercial, industrial and
   financial........................   $ 13     $ 8     $ 2      $ 5     $18
  Commercial real estate............     (1)             (2)      (3)
  Consumer-related
    Residential mortgages...........      2       2       1                1
    Home equity.....................      2       2       2        1       2
    Credit card.....................     20      25      24       24      19
    Other...........................     19      15      12       34      35
                                       ----     ---     ---      ---     ---
                                         55      52      39       61      75
                                       ----     ---     ---      ---     ---
International
  Commercial........................     76       1      15       12      (1)
  Consumer-related
    Credit card.....................      2       2       3        1       2
    Other...........................      8       5       4        5       3
                                       ----     ---     ---      ---     ---
                                         86       8      22       18       4
                                       ----     ---     ---      ---     ---
    Total...........................   $141     $60     $61      $79     $79
                                       ====     ===     ===      ===     ===

  Net credit losses were $141 million in the first quarter of 1998, compared with $79 million in the first quarter of 1997 and $60 million in the fourth quarter of 1997. The increases of $62 million compared to the first quarter of 1997 and $81 million compared to the fourth quarter of 1997 were principally driven by an increase in international commercial net credit losses in the first quarter of 1998, mainly resulting from a charge-off of approximately $66 million of a series of loans to related borrowers, initiated by a former officer in the Corporation's International Private Banking business. The Corporation is investigating the circumstances surrounding the above-mentioned loans, and is vigorously pursuing collection of these loans, including claims under its insurance coverage. The March 31, 1997 to March 31, 1998 comparison was also impacted by a decrease in domestic other consumer-related net credit losses resulting from the sale of FAC in the third quarter of 1997.

  The Corporation expects continued pressure on charge-offs in its current credit portfolio. Although this pressure has been mitigated by the Corporation's divestiture of its National Consumer business, the future level of charge-offs will continue to be impacted by developments in various emerging markets countries, including the growth of consumer credit in Latin America and the impact of developing economic events in Indonesia and other countries in Asia, as well as developments in the U.S. economy.

                           CROSS-BORDER OUTSTANDINGS

  In accordance with bank regulatory rules, cross-border outstandings are amounts payable to the Corporation by residents of foreign countries regardless of the currency in which the claim is denominated and local country claims in excess of local country obligations. Excluded from cross-border outstandings are the following:

  . Local country claims that are funded by local country obligations payable only in the country where issued.

  . Local country claims funded by non-local country obligations (typically U.S. dollars or other non-local currency) where the providers of funds agree that, in the event their claims cannot be repaid in the designated currency due to currency exchange restrictions in a given country, they may either accept payment in local currency or wait to receive the non-local currency until such time as it becomes available in the local market. At March 31, 1998, such outstandings related to emerging markets countries totaled $2.9 billion, compared with $2.8 billion at December 31, 1997.

  . Claims reallocated as a result of external guarantees, cash collateral or insurance contracts issued primarily by U.S. government agencies.

  Cross-border outstandings include deposits in other banks, resale agreements, trading securities, securities available for sale, securities held to maturity, loans and lease financing, amounts due from customers on acceptances, accrued interest receivable and revaluation gains on trading derivatives.

  In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers are unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations.

  The following summarizes by country the Corporation's approximate cross-border outstandings that individually amounted to 1.0 percent or more of consolidated total assets at March 31, 1998 and December 31, 1997.

                                                   PERCENTAGE OF
                        PUBLIC BANKS OTHER  TOTAL  TOTAL ASSETS  COMMITMENTS(1)
                        ------ ----- ------ ------ ------------- --------------
                                         (DOLLARS IN MILLIONS)
March 31, 1998(2)
  Argentina............  $855  $ 55  $  930 $1,840      2.6%          $ 15
  Brazil...............   840   255     315  1,410      2.0%           130
December 31, 1997(2)
  Argentina............  $740  $  5  $1,035 $1,780      2.6%          $ 15
  Brazil...............   415   120     785  1,320      1.9%           130
  Chile................   130   225     350    705      1.0%            20

--------
(1) Included within commitments are letters of credit, guarantees and the undisbursed portions of loan commitments.
(2) Cross-border outstandings in countries which fell between .75% and 1% of consolidated total assets were approximately as follows: March 31, 1998-- Chile, $545 million; December 31, 1997--None.

                          EMERGING MARKETS COUNTRIES

  At March 31, 1998 and December 31, 1997, approximately $6.4 billion of the Corporation's cross-border outstandings were to emerging markets countries. These cross-border outstandings, of which approximately 79 percent were loans at March 31, 1998, were mainly composed of short-term trade credits, non-trade-related loans and leases, government securities, capital investments in branches and subsidiaries, and available for sale and trading positions managed by the Corporation's Emerging Markets Sales, Trading & Research business.

                                 LATIN AMERICA

  At March 31, 1998, approximately $5.4 billion, or 84 percent, of cross-border outstandings to emerging markets countries were to countries in Latin America, compared with $5.2 billion, or 80 percent, at December 31, 1997. Substantially all of these cross-border outstandings were to customers in countries in which the Corporation maintains branch networks and/or subsidiaries.

  The Corporation's total assets in Argentina amounted to approximately $8.2 billion at March 31, 1998 and $6.6 billion at December 31, 1997. Included in these assets were cross-border outstandings of $1.8 billion at March 31, 1998 and December 31, 1997. Argentine loans and leases increased approximately $800 million from December 31, 1997. Additionally, other assets, including bank placements and fixed assets, increased approximately $400 million compared to December 31, 1997. The increases in loans and leases and other assets mainly reflected the acquisition of Deutsche Argentina. The increase in total assets was also impacted by an increase from December 31, 1997 of approximately $300 million in trading assets and available for sale securities.

  The Corporation's nonaccrual Argentine loans were $110 million and $91 million at March 31, 1998 and December 31, 1997, respectively. The increase in nonaccrual loans was also due to the Corporation's acquisition of Deutsche Argentina. Net credit losses were $12 million in the first quarter of 1998, compared to $4 million in the first quarter of 1997 and $10 million in the fourth quarter of 1997. The above-mentioned net credit losses for the first quarter of 1998 exclude losses incurred in connection with the series of loans to related borrowers, initiated by a former officer in the International Private Banking business as previously discussed.

  The Corporation's total assets in Brazil amounted to approximately $6.8 billion at March 31, 1998, compared to approximately $6.2 billion at December 31, 1997. Included in total assets are cross-border outstandings of $1.4 billion at March 31, 1998 and $1.3 billion at December 31, 1997. The increase in total assets was primarily due to an increase in loans of approximately $300 million and an increase in trading assets and available for sale securities of approximately $400 million, compared to December 31, 1997.

  The Corporation's nonaccrual Brazilian loans were $13 million at March 31, 1998, compared with $12 million at December 31, 1997. Net credit losses were $4 million in the first quarter of 1998, compared with $1 million in the first quarter of 1997 and $3 million in the fourth quarter of 1997.

  The Corporation's Argentine and Brazilian operations maintained currency positions at both March 31, 1998 and December 31, 1997. For further discussion of currency positions, see the "Market Risk Management" section.

  Although the impact of volatility arising from the Asian economic crisis had diminished in Latin America by the end of the first quarter of 1998, it is expected that the economic situation in Latin America will continue to evolve and be influenced by economic developments in other areas of the world, including Asia. In addition, the individual economies in Latin America can be influenced by events in other Latin American countries. The Corporation has not experienced any collection problems as a result of currency restrictions or foreign exchange liquidity problems on its current portfolio of cross-border outstandings to Latin America. If the actions implemented by Latin American governments do not remain effective over time, the Corporation's Latin American operations, including its cross-border outstandings, could experience adverse effects, such as deterioration of credit quality, a decline in the value of its trading and available for sale securities portfolios and declines in loan and deposit levels. Additionally, future economic policy of the respective Latin American countries could be impacted by potential changes in political leadership as elections occur in the respective countries. Each of these countries is at a different stage of development with a unique set of economic fundamentals; therefore, it is not possible to predict what developments will occur and what impact these developments will ultimately have on the economies of these countries or on the Corporation's financial condition and results of operations.

                                     ASIA

  At March 31, 1998, approximately $970 million, or approximately 11 percent, of total cross-border outstandings were to countries in Asia, compared with approximately $1.2 billion, or approximately 14 percent at December 31, 1997. This decrease reflects the impact of the Corporation's efforts to actively manage its Asian exposures through exposure reduction and contingency plans, particularly in South Korea and Indonesia. Substantially all of these cross-border outstandings were to customers in countries in which the Corporation maintains branch networks and/or subsidiaries.

  The following table presents a summary of the Corporation's total cross-border outstandings in Asia at March 31, 1998 and December 31, 1997:

                          MARCH 31, 1998               DECEMBER 31, 1997
                  ------------------------------ ------------------------------
                   CROSS-BORDER                   CROSS-BORDER
                  OUTSTANDINGS(1) COMMITMENTS(2) OUTSTANDINGS(1) COMMITMENTS(2)
                  --------------- -------------- --------------- --------------
                                          (IN MILLIONS)
South Korea(3)...      $415              5           $  515             35
Japan(4).........       185                             150
Indonesia........       135              5              200             15
China............       110             15              145             35
Thailand.........        65              5               90              5
Taiwan(4)........        40              5               50              5
Philippines......        10             10               45             10
Other............        10              5               25             10
                       ----            ---           ------           ----
                       $970            $50           $1,220           $115
                       ====            ===           ======           ====

--------
(1) Cross-border outstandings primarily consisted of loans and leases, deposits in other banks, due from customers on acceptances and derivatives.
(2) Included within commitments are letters of credit, guarantees, and the undisbursed portions of loan commitments.
(3) Includes the Corporation's 17.5 percent ownership interest in Korean Merchant Banking Corporation.
(4) Outstandings for Japan and Taiwan are not included in total emerging markets countries outstandings.

  The Corporation's Asian nonaccrual loans, primarily from Indonesian-related activities, were $19 million at March 31, 1998. Asian net credit losses were $4 million in the first quarter of 1998. Asian nonaccrual loans and net credit losses were not significant as of December 31, 1997.

  Certain Asian countries, and especially Indonesia, continue to experience an economic and financial crisis, including devaluation of currencies, erosion of investor confidence and overcapacity across several industries. These events have led to corporate and financial sector bankruptcies as well as social and political instability, which could continue to result in a high level of volatility in world financial markets. The ultimate impact of the Asian crisis on the Corporation's financial condition and results of operations cannot be predicted at this time, and will be dependent on future events, including the success of the established IMF programs, the level of volatility in the various markets, the duration of these unsettled market conditions and the state of the underlying economies in the affected countries. Nevertheless, it is currently anticipated that these conditions will result in the Corporation experiencing an increase in nonaccrual loans and charge-offs in its Asian portfolios, particularly from Indonesian-related activities. These conditions could also impact the Corporation's operations in other countries, particularly in Argentina, Brazil and other Latin American countries, as well as the financial results of the Corporation's domestic commercial businesses. Management will continue to monitor these markets closely and manage its portfolio in order to maximize its future results, all within the parameters of the Corporation's established risk management processes.

                           LIQUIDITY RISK MANAGEMENT

  The Corporation's liquid assets, which consist primarily of interest bearing deposits in other banks, federal funds sold and resale agreements, money market loans and unencumbered U.S. Treasury and government agency securities, were $9.8 billion at March 31, 1998, compared with $9.5 billion at December 31, 1997. Also, the Corporation has access to additional funding through the public markets. Management considers overall liquidity at March 31, 1998 to be adequate to meet current obligations, to support expectations for future changes in asset and liability levels and to carry on normal operations. For additional information related to the Corporation's liquidity management, see pages 47 and 48 of the Corporation's 1997 Annual Report to Stockholders, which is incorporated by reference into its 1997 Annual Report on Form 10-K.

                            MARKET RISK MANAGEMENT

  Market risk is defined as the risk of loss related to adverse changes in market prices, such as interest rates and foreign currency exchange rates, of financial instruments. The Corporation's market risk management process includes the management of all forms of market risk, including balance sheet and off-balance-sheet exposures. Market risk is managed within policies and limits established by the Asset, Liability and Capital Committee (ALCCO) and the Market Risk Committee (MRC) and approved by the Board. The MRC is responsible for allocating the overall market risk limits set by ALCCO to the Corporation's market risk-taking activities, considering the results of the risk modeling process as well as other internal and external factors.

                              TRADING ACTIVITIES

  The Corporation's trading activities involve providing risk management and capital markets products and services to its customers, including interest rate derivatives and foreign exchange contracts and debt underwriting and distribution. In addition, the Corporation takes proprietary trading positions, including positions in high yield and emerging markets fixed income securities and local currency debt and equity securities. The risk positions taken by the Corporation in these financial instruments are subject to ALCCO and MRC approved limits.

  The Corporation manages the market risk related to its trading portfolios on a daily basis using a Value-at-Risk (VAR) methodology. VAR is defined as the statistical estimate of the potential loss amount that the Corporation could incur from an adverse movement in market prices. The Corporation uses a 99% confidence level, which means that the Corporation would not expect to exceed the potential loss amount as calculated by VAR more than once out of every 100 trading days. The VAR methodology requires a number of key assumptions including the confidence level utilized and the liquidity of the underlying exposures. The VAR calculations include the effects of both interest rate and foreign exchange rate risks. The VAR associated with the Corporation's foreign exchange trading activities is not significant. The calculations do not take into account the potential diversification benefits of the different positions across trading portfolios. At March 31, 1998, the aggregate VAR limit for the Corporation's trading portfolios was approximately $55 million. The aggregate VAR exposure at March 31, 1998 and December 31, 1997 was approximately $35 million. The aggregate average VAR exposure for the first quarter of 1998 and the fourth quarter of 1997 was approximately $38 million and $31 million, respectively. In addition to the Corporation's VAR methodology, stress and scenario tests are performed regularly to assess exposure to event risk in each major trading product line and in the aggregate.

                        ASSET AND LIABILITY MANAGEMENT

  The Corporation's U.S. dollar denominated assets and liabilities are exposed to interest rate risk. At March 31, 1998, U.S. dollar denominated assets comprised the majority of the Corporation's balance sheet. The Corporation's U.S. dollar denominated positions are evaluated and managed centrally through the Global Treasury group, utilizing several modeling methodologies. The two principal methodologies used are market value sensitivity and net interest revenue at risk. The results of these models are reviewed monthly with ALCCO and at least quarterly with the Board.

  Market value sensitivity is defined as the potential change in market value, or the economic value, of the Corporation resulting from changes in interest rates. Net interest revenue at risk is defined as the exposure of the

Corporation's net interest revenue over the next twelve months to an adverse movement in interest rates. Both of these methodologies are designed to isolate the effects of market changes in interest rates on the Corporation's existing positions, and they exclude other factors such as competitive pricing considerations, future changes in the asset and liability mix and other possible management actions. Therefore, they are not by themselves measures of future levels of net interest revenue.

  These two methodologies provide different but complementary measures of the level of interest rate risk; the longer-term view is modeled through market value sensitivity, while the shorter-term view is evaluated through net interest revenue at risk over the next twelve months. Under current ALCCO directives, market value sensitivity cannot exceed 3 percent of total risk-based capital and net interest revenue at risk cannot exceed 2 percent of annual net interest revenue.

  The following table shows the Corporation's quarter-end and average U.S. dollar denominated positions for market value sensitivity and net interest revenue at risk at March 31, 1998 and December 31, 1997.

                                       MARCH 31, 1998       DECEMBER 31, 1997
                                    --------------------- ---------------------
                                                QUARTERLY             QUARTERLY
                                    QUARTER-END  AVERAGE  QUARTER-END  AVERAGE
                                    ----------- --------- ----------- ---------
                                               (DOLLARS IN MILLIONS)
Market value sensitivity(1)........    $201       $197       $190       $186
% of risk-based capital............     2.7%       2.7%       2.7%       2.6%
Net interest revenue at risk(2)....    $ 33       $ 24       $ 16       $ 28
% of net interest revenue..........     1.4%       1.0%        .7%       1.2%

--------
(1) Based on a 100 basis point adverse interest rate shock.
(2) Based on the greater of a 100 basis point adverse interest rate shock or a 200 basis point adverse change in interest rates over the next twelve-month period. At March 31, 1998, the adverse position was based on a 200 basis point increase in interest rates over the next twelve-month period and at December 31, 1997, the adverse position was based on a 100 basis point upward interest rate shock.

  At March 31, 1998 and December 31, 1997, the Corporation's market value sensitivity and net interest revenue at risk over the next twelve months were negatively biased to rising interest rates. The Corporation's market value sensitivity was relatively unchanged from the prior quarter. The Corporation considers the level of its net interest revenue at risk to be in a relatively neutral position.

  Non-U.S. dollar denominated interest rate risk is managed by the Corporation's overseas units, with oversight by the Global Treasury group. ALCCO establishes overall limits for its non-U.S. dollar denominated interest rate risk using a combination of market value risk analysis and cumulative gap limits for each country in which the Corporation has local market interest rate risk. Limits are updated at least annually for current market conditions, considering business and economic conditions in the country at a particular point in time. The overseas units report as to compliance with these limits on a regular basis.

  During the first quarter of 1998, the Corporation continued to structure its balance sheet to take positions in the currencies of certain emerging markets and other countries where it operates. These positions are generally taken when the Corporation believes that it can maximize its spread from interest operations by funding local currency assets with U.S. dollars rather than using local currency liabilities or by funding U.S. dollar assets with local currency liabilities. The average currency positions, which represent local currency assets funded by U.S. dollars, for Argentina, Brazil, and Chile during the first quarter of 1998 were $214 million, $141 million and $13 million, respectively. This compares with average currency positions for these same countries during the fourth quarter of 1997 of $160 million, $35 million and $29 million, respectively. Whenever these positions are taken, they are subject to limits established by ALCCO and to regular review. To date, these positions have been liquid in nature and management has been able to close and re-open these positions as necessary.

  The level of U.S. dollar and non-U.S. dollar exposure maintained by the Corporation is a function of the market environment and may change from period to period based on interest rate and other economic expectations.

  Additional information with respect to the Corporation's management of market risk is included on pages 48 through 50 of the Corporation's 1997 Annual Report to Stockholders which is incorporated by reference into its 1997 Annual Report on Form 10-K.

                       DERIVATIVE FINANCIAL INSTRUMENTS

  Derivatives provide the Corporation with significant flexibility in managing its interest rate risk and foreign exchange exposures, enabling it to manage risk efficiently and respond quickly to changing market conditions while minimizing the impact on balance sheet leverage. The Corporation routinely uses non-leveraged rate-related derivative instruments, primarily interest rate swaps and futures, as part of its asset and liability management practices. Derivatives not used for asset and liability management are included in the derivatives trading portfolio and principally relate to providing risk management products to the Corporation's customers. All derivative activities are managed on a comprehensive basis, are included in the overall market risk measures and limits described above, and are subject to credit standards similar to those for balance sheet exposures.

  The following table summarizes the notional amounts and fair values of interest rate derivatives and foreign exchange contracts included in the Corporation's trading and asset and liability management (ALM) portfolios.

                                                     MARCH 31, 1998
                         -------------------------------------------------------------------------------
                             TRADING PORTFOLIO(1)                      ALM PORTFOLIO(1)
                         -------------------------------  ----------------------------------------------
                                  FAIR VALUE(2)(3)(4)              FAIR VALUE(2)(3)
                         NOTIONAL ----------------------  NOTIONAL --------------------  UNRECOGNIZED(5)
                          AMOUNT   ASSET      LIABILITY    AMOUNT  ASSET     LIABILITY     GAIN (LOSS)
                         -------- ---------  -----------  -------- --------  ----------  ---------------
                                                      (IN MILLIONS)
Interest rate contracts
  Futures and forwards.. $36,007  $      18    $      33  $ 3,982  $     16                   $  7
  Interest rate swaps...  22,288        159          219   10,651       201    $     11        153
  Interest rate options
    Purchased(6)........  22,604         43                 2,368       115                    115
    Written or sold(6)..  13,862                      40    1,368                    93        (93)
                         -------  ---------    ---------  -------  --------    --------       ----
Total interest rate
 contracts.............. $94,761  $     220    $     292  $18,369  $    332    $    104       $182
                         =======  =========    =========  =======  ========    ========       ====
Foreign exchange
 contracts
  Spot and forward
   contracts............ $34,693  $     512    $     468  $ 2,257  $     17    $     20       $ (4)
  Options purchased.....   4,137        128
  Options written or
   sold.................   5,288                     119
                         -------  ---------    ---------  -------  --------    --------       ----
Total foreign exchange
 contracts.............. $44,118  $     640    $     587  $ 2,257  $     17    $     20       $(4)
                         =======  =========    =========  =======  ========    ========       ====
                                                    DECEMBER 31, 1997
                         -------------------------------------------------------------------------------
                             TRADING PORTFOLIO(1)                      ALM PORTFOLIO(1)
                         -------------------------------  ----------------------------------------------
                                  FAIR VALUE(2)(3)(4)              FAIR VALUE(2)(3)
                         NOTIONAL ----------------------  NOTIONAL --------------------  UNRECOGNIZED(5)
                          AMOUNT   ASSET      LIABILITY    AMOUNT  ASSET     LIABILITY     GAIN (LOSS)
                         -------- ---------  -----------  -------- --------  ----------  ---------------
                                                      (IN MILLIONS)
Interest rate contracts
  Futures and forwards.. $42,842  $      36    $      69  $ 3,947  $     21                   $ 11
  Interest rate swaps...  20,451        113          160   11,162       132    $     11         96
  Interest rate options
    Purchased(6)........  23,231         56                 2,765        13                      2
    Written or sold.....  12,716                      53
                         -------  ---------    ---------  -------  --------    --------       ----
Total interest rate
 contracts.............. $99,240  $     205    $     282  $17,874  $    166    $     11       $109
                         =======  =========    =========  =======  ========    ========       ====
Foreign exchange
 contracts
  Spot and forward
   contracts............ $25,793  $     476    $     442  $ 2,430  $     36    $     41       $ (5)
  Options purchased.....   5,428        115
  Options written or
   sold.................   6,692                     107
                         -------  ---------    ---------  -------  --------    --------       ----
Total foreign exchange
 contracts.............. $37,913  $     591    $     549  $ 2,430  $     36    $     41       $ (5)
                         =======  =========    =========  =======  ========    ========       ====

--------
(1) Contracts under master netting agreements are shown on a net basis for both the trading and ALM portfolios.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. The fair value amounts of the trading portfolio are included in other assets or other liabilities, as applicable. The majority of derivatives that are part of the ALM portfolio are accounted for on the accrual basis and not carried at fair value. In certain cases, contracts, such as futures, are subject to daily cash settlements; as such, the fair value of these instruments is zero.
(3) At March 31, 1998 and December 31, 1997, the credit exposure of interest rate derivatives and foreign exchange contracts is represented by the fair value of contracts reported in the "Asset" column.
(4) The average asset and liability fair value amounts for trading interest rate contracts for the quarters ended March 31, 1998 and December 31, 1997 were approximately $213 million and $287 million, respectively, and $182 million and $247 million, respectively. The average asset and liability fair value amounts for trading foreign exchange contracts were approximately $616 million and $568 million, respectively, for the quarter ended March 31, 1998, and $538 million and $503 million, respectively, for the quarter ended December 31, 1997.
(5) Unrecognized gain or loss represents the amount of gain or loss, based on fair value, that has not been recognized in the income statement at the balance sheet date. This includes amounts related to contracts that have been terminated. Such amounts are recognized as an adjustment of yield over the period being managed. At March 31, 1998, there were $5 million of unrecognized gains related to terminated contracts that are being amortized to net interest revenue over a weighted average period of 11 months. At December 31, 1997, there were $7 million of unrecognized gains related to terminated contracts that are being amortized to net interest revenue over a weighted average period of 14 months.
(6) At March 31, 1998 and December 31, 1997, the ALM portfolio included equity contracts entered into by the Corporation's Argentine operations. These contracts are linked to Argentine deposit products, where the holder receives payment based on the changes in the prices of underlying emerging markets securities.

  Net trading gains or losses from interest rate derivatives are recorded in trading account profits and commissions. The Corporation's interest rate derivative trading activities primarily include providing risk management products to its customers. Derivatives are also used to manage risk in other trading portfolios, such as emerging markets securities. The results of these derivative activities are combined with the results of the respective trading portfolio to determine the overall performance of the trading business and, as such, are not included in the results of derivative trading activities. Net trading gains from interest rate derivative trading activities were $6 million for the quarter ended March 31, 1998 and $5 million for the quarter ended March 31, 1997.

  Net trading gains from foreign exchange contracts are recorded in other income. Net trading gains from foreign exchange activities, which include foreign exchange spot, forward and options contracts, were $28 million for the quarter ended March 31, 1998 and $19 million for the quarter ended March 31, 1997.

  The following table summarizes the remaining maturity of interest rate derivative financial instruments entered into for asset and liability management purposes as of March 31, 1998.

                                              REMAINING MATURITY
                         -------------------------------------------------------------------
                                                                      MARCH 31, DECEMBER 31,
                                                                        1998        1997
                          1998    1999   2000   2001   2002   2003+     TOTAL      TOTAL
                         ------  ------  -----  -----  -----  ------  --------- ------------
                                             (DOLLARS IN MILLIONS)
INTEREST RATE SWAPS
Domestic
Receive fixed rate
 swaps(1)
 Notional amount........ $1,077  $  385  $ 545  $ 350  $ 170  $2,536   $ 5,063    $ 4,699
 Weighted average
  receive rate..........   6.03%   6.00%  5.77%  6.16%  6.61%   6.42%     6.22%      6.26%
 Weighted average pay
  rate..................   5.62%   5.51%  5.69%  5.69%  5.64%   5.68%     5.65%      5.84%
Pay fixed rate swaps(1)
 Notional amount........ $  102                               $  242   $   344    $   344
 Weighted average
  receive rate..........   5.70%                                6.10%     5.98%      5.85%
 Weighted average pay
  rate..................   5.17%                                6.62%     6.19%      6.03%
Basis swaps(2)
 Notional amount........ $   50  $  625  $  50                         $   725    $   725
 Weighted average
  receive rate..........   5.72%   7.83%  5.96%                           7.56%      7.53%
 Weighted average pay
  rate..................   8.50%   5.61%  5.71%                           5.82%      5.98%
Total Domestic Interest
 Rate Swaps
 Notional amount........ $1,229  $1,010  $ 595  $ 350  $ 170  $2,778   $ 6,132    $ 5,768
 Weighted average
  receive rate(3).......   5.99%   7.13%  5.78%  6.16%  6.61%   6.39%     6.37%      6.39%
 Weighted average pay
  rate(3)...............   5.70%   5.57%  5.69%  5.69%  5.64%   5.76%     5.70%      5.87%
Total International
 Interest Rate Swaps
 Notional Amount(4)..... $2,099  $2,402         $  16         $    2   $ 4,519    $ 5,394
OTHER DERIVATIVE
 PRODUCTS
Futures and
 forwards(4)............ $3,982                                        $ 3,982    $ 3,947
Interest rate options
 purchased(5)........... $  500  $1,868                                $ 2,368    $ 2,765
Interest rate options
 sold(5)................         $1,368                                $ 1,368
                         ------  ------  -----  -----  -----  ------   -------    -------
Total Consolidated
 Notional Amount........ $7,810  $6,648  $ 595  $ 366  $ 170  $2,780   $18,369    $17,874
                         ======  ======  =====  =====  =====  ======   =======    =======

--------
(1) Approximately $2.5 billion of the receive fixed rate swaps are linked to floating rate loans, and the remaining $2.6 billion to fixed rate notes payable. Of the swaps linked to notes payable, approximately $1.2 billion are scheduled to mature in 2003 and thereafter. The majority of the pay fixed rate swaps are linked to available for sale securities.
(2) Basis swaps represent swaps where both the pay rate and receive rate are floating rates. Most of the basis swaps are linked to bank notes.
(3) The majority of the Corporation's interest rate swaps accrue at LIBOR. In arriving at the variable weighted average receive and pay rates, LIBOR rates in effect as of March 31, 1998 have been implicitly assumed to remain constant throughout the terms of the swaps. Future changes in LIBOR rates would affect the variable rate information disclosed.
(4) At March 31, 1998 and December 31, 1997, primarily includes contracts entered into by the Corporation's Brazilian operations that are linked to loans, available for sale securities and interest bearing liabilities.
(5) At March 31, 1998 and December 31, 1997, includes equity contracts entered into by the Corporation's Argentine operations. These contracts are linked to Argentine deposit products, where the holder receives payment based on changes in the prices of underlying emerging markets securities.

  The Corporation routinely reviews its asset and liability derivative positions to determine whether such instruments continue to function as effective risk management tools. The utilization of derivative instruments is modified from time to time in response to changing market conditions, as well as changes in the characteristics and mix of the Corporation's related assets and liabilities.

  Additional information on the Corporation's derivative products, including accounting policies, is included on pages 51 and 52, and in Notes 1 and 23 to the Financial Statements, in the Corporation's 1997 Annual Report to Stockholders, which is incorporated by reference into its 1997 Annual Report on Form 10-K.

                             BANKBOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            MARCH 31  DECEMBER 31
                                                              1998       1997
                                                            --------  -----------
                          ASSETS
Cash and due from banks.................................... $ 4,454     $ 4,006
Interest bearing deposits in other banks...................   1,419       1,592
Federal funds sold and securities purchased under
 agreements to resell......................................   2,473       2,017
Trading securities.........................................   1,983       1,833
Securities
  Available for sale.......................................  10,587       9,865
  Held to maturity (fair value of $620 in 1998 and $621 in
   1997)...................................................     617         618
Loans and lease financing
  United States operations.................................  30,254      31,491
  International operations.................................  13,568      12,489
                                                            -------     -------
    Total loans and lease financing (net of unearned income
     of $449 in 1998 and $381 in 1997).....................  43,822      43,980
Reserve for credit losses..................................    (725)       (712)
                                                            -------     -------
  Net loans and lease financing............................  43,097      43,268
Premises and equipment, net................................   1,139       1,042
Due from customers on acceptances..........................     443         462
Accrued interest receivable................................     554         552
Other assets...............................................   4,662       4,013
                                                            -------     -------
TOTAL ASSETS............................................... $71,428     $69,268
                                                            =======     =======

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (CONTINUED)

                                                         MARCH 31  DECEMBER 31
                                                           1998       1997
                                                         --------  -----------
          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 Domestic offices
  Noninterest bearing................................... $ 8,044     $ 8,507
  Interest bearing......................................  24,949      25,104
 Overseas offices
  Noninterest bearing...................................   1,261       1,085
  Interest bearing......................................  12,143      11,065
                                                         -------     -------
    Total deposits......................................  46,397      45,761
Funds borrowed
 Federal funds purchased................................   2,065       1,003
 Term federal funds purchased...........................   1,436       2,530
 Securities sold under agreements to repurchase.........   2,044       1,789
 Other funds borrowed...................................   6,950       6,401
Acceptances outstanding.................................     443         460
Accrued expenses and other liabilities..................   3,070       3,026
Notes payable...........................................   3,469       2,941
Guaranteed preferred beneficial interests in
 Corporation's junior subordinated debentures...........     747         747
                                                         -------     -------
TOTAL LIABILITIES.......................................  66,621      64,658
                                                         -------     -------
Commitments and contingencies
Stockholders' equity
 Preferred stock without par value
  Authorized shares--10,000,000
  Issued and outstanding shares--3,673,941..............     278         278
 Common stock, par value $1.50
  Authorized shares--300,000,000
  Issued shares--153,835,865 in 1998 and 154,002,254 in
  1997
  Outstanding shares--146,706,433 in 1998 and
  145,706,594 in 1997...................................     231         231
Surplus.................................................   1,213       1,219
Retained earnings.......................................   3,585       3,472
Net unrealized gain on securities available for sale,
 net of tax.............................................      56          53
Cumulative translation adjustments, net of tax..........     (13)        (11)
Treasury stock, at cost (7,129,432 shares in 1998 and
 8,295,660 shares in 1997)..............................    (543)       (632)
                                                         -------     -------
TOTAL STOCKHOLDERS' EQUITY..............................   4,807       4,610
                                                         -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............. $71,428     $69,268
                                                         =======     =======

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                QUARTERS ENDED
                                                                   MARCH 31
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
INTEREST INCOME
  Loans and lease financing, including fees.................... $ 1,012 $   975
  Securities...................................................     178     170
  Trading securities...........................................      30      28
  Federal funds sold and securities purchased under agreements
   to resell...................................................      84      68
  Deposits in other banks......................................      33      34
                                                                ------- -------
    Total interest income......................................   1,337   1,275
                                                                ------- -------
INTEREST EXPENSE
  Deposits of domestic offices.................................     239     229
  Deposits of overseas offices.................................     223     171
  Funds borrowed...............................................     207     193
  Notes payable................................................      65      62
                                                                ------- -------
    Total interest expense.....................................     734     655
                                                                ------- -------
NET INTEREST REVENUE...........................................     603     620
  Provision for credit losses..................................     140      60
                                                                ------- -------
  Net interest revenue after provision for credit losses.......     463     560
                                                                ------- -------
NONINTEREST INCOME
  Financial service fees.......................................     163     138
  Trust and agency fees........................................      79      66
  Trading profits and commissions..............................      34      19
  Net securities gains.........................................      25       9
  Other income.................................................     288      98
                                                                ------- -------
    Total noninterest income...................................     589     330
                                                                ------- -------
NONINTEREST EXPENSE
  Salaries.....................................................     293     258
  Employee benefits............................................      61      53
  Occupancy expense............................................      54      51
  Equipment expense............................................      40      36
  Other expense................................................     213     146
                                                                ------- -------
    Total noninterest expense..................................     661     544
                                                                ------- -------
Income before income taxes.....................................     391     346
Provision for income taxes.....................................     153     139
                                                                ------- -------
NET INCOME..................................................... $   238 $   207
                                                                ======= =======
NET INCOME APPLICABLE TO COMMON STOCK.......................... $   234 $   198
                                                                ======= =======
PER COMMON SHARE
Net income
  Basic........................................................ $  1.60 $  1.29
  Diluted...................................................... $  1.58 $  1.27
Dividends declared............................................. $   .58 $   .44
AVERAGE NUMBER OF COMMON SHARES (IN THOUSANDS)
  Basic........................................................ 146,271 153,421
  Diluted...................................................... 148,420 155,592

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN MILLIONS)

                                                                 1998    1997
                                                                ------  ------
QUARTERS ENDED MARCH 31
BALANCE, BEGINNING OF PERIOD................................... $4,610  $4,934
Net income.....................................................    238     207
Other nonowner changes in equity
  Change in unrealized gain on securities available for sale,
   net of tax and reclassification adjustment..................      3     (55)
  Change in foreign currency translation adjustment, net of
   tax.........................................................     (2)     (2)
                                                                ------  ------
    Total nonowner changes in equity...........................    239     150
                                                                ------  ------
Common stock issued in connection with
  Exercise of stock options....................................     25      14
  Dividend reinvestment and common stock purchase plan.........      5       4
  Restricted stock grants, net of forfeitures..................      5       3
  Business combinations........................................              7
  Other, principally employee benefit plans....................     12      17
Cash dividends declared
  Preferred stock..............................................     (4)     (9)
  Common stock.................................................    (85)    (68)
Purchases of treasury stock....................................           (191)
                                                                ------  ------
BALANCE, END OF PERIOD......................................... $4,807  $4,861
                                                                ======  ======



   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN MILLIONS)

                                                                 1998    1997
                                                                ------  -------
QUARTERS ENDED MARCH 31
CASH FLOWS FROM OPERATING ACTIVITIES
Net income....................................................  $  238  $   207
Reconciliation of net income to net cash used for operating
 activities
 Provision for credit losses..................................     140       60
 Depreciation and amortization................................      44       39
 Provision for deferred taxes.................................     (28)       3
 Net gains on sales of securities and other assets............    (232)     (46)
 Change in trading securities.................................    (150)    (244)
 Net change in interest receivables and payables..............      44      (56)
 Other, net...................................................    (207)     (45)
                                                                ------  -------
 Net cash used for operating activities.......................    (151)     (82)
                                                                ------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided from (used for) interest bearing deposits in
 other banks..................................................     173     (334)
Net cash used for federal funds sold and securities purchased
 under agreements to resell...................................    (456)    (447)
Securities available for sale
 Sales........................................................   2,536      331
 Maturities...................................................     657      520
 Purchases....................................................  (3,858)  (2,268)
Securities held to maturity
 Maturities...................................................       8        9
 Purchases....................................................      (8)     (22)
Net cash used for lending and lease activities of nonbank
 entities.....................................................    (219)    (153)
Proceeds from sales of loan portfolios by bank subsidiaries...   1,207    1,295
Net cash provided from (used for) lending and lease activities
 of bank subsidiaries.........................................     330   (1,193)
Proceeds from sales of other real estate owned................       5        5
Expenditures for premises and equipment.......................    (100)     (64)
Proceeds from sales of business units, premises and
 equipment....................................................     352        7
Payment for purchase business combination, net of cash
 acquired.....................................................    (207)
Purchase of investment in bank-owned life insurance...........    (400)
Other, net....................................................     149      163
                                                                ------  -------
 Net cash provided from (used for) investing activities.......     169   (2,151)
                                                                ------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used for deposits....................................    (815)    (524)
Net cash provided from funds borrowed.........................     772    2,681
Repayments of notes payable...................................     (20)    (199)
Net proceeds from issuance of notes payable...................     548       86
Net proceeds from issuance of common stock....................      41       27
Purchases of treasury stock...................................             (191)
Dividends paid................................................     (89)     (77)
                                                                ------  -------
 Net cash provided from financing activities..................     437    1,803
Effect of foreign currency translation on cash................      (7)      (2)
                                                                ------  -------
NET CHANGE IN CASH AND DUE FROM BANKS.........................     448     (432)
CASH AND DUE FROM BANKS AT JANUARY 1..........................   4,006    4,273
                                                                ------  -------
CASH AND DUE FROM BANKS AT MARCH 31...........................  $4,454  $ 3,841
                                                                ======  =======
Interest payments made........................................  $  688  $   696
Income tax payments made......................................  $   56  $   112

   The accompanying notes are an integral part of these financial statements.

                            BANKBOSTON CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. The accompanying interim consolidated financial statements of BankBoston Corporation (the Corporation) are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Corporation's 1997 Annual Report on Form 10-K.

2. ACQUISITIONS, VENTURES AND DIVESTITURES

  In January 1998, the Corporation completed its acquisition of Deutsche Bank Argentina, S.A. (Deutsche Argentina), a subsidiary of Deutsche Bank A.G., a full service bank with approximately $1.3 billion of loans and $1.5 billion of deposits, for approximately $255 million in cash. The acquisition, which excluded Deutsche Argentina's pension funds, insurance and investment banking businesses, was accounted for as a purchase and, accordingly, the assets and liabilities of Deutsche Argentina were recorded at their estimated fair values as of the acquisition date. Goodwill resulting from the acquisition is being amortized over a fifteen-year period. The acquisition has been included in the accompanying consolidated financial statements since the acquisition date. Pro forma results of operations including Deutsche Argentina for the three months ended March 31, 1998 and the year ended December 31, 1997 are not presented, since the results would not have been significantly different in relation to the Corporation's results of operations.

  In January 1998, the Corporation completed a credit card venture agreement, under which it contributed its $1.2 billion national credit card portfolio in exchange for cash, at par. The Corporation also received 19 percent of the common stock and $50 million of preferred stock of the new company, as well as an additional $5 million in cash.

  In February 1998, the Corporation completed the sale of its 26 percent minority interest in HomeSide, Inc. (HomeSide). The sale of the minority interest in HomeSide, an independent mortgage banking company formed in 1996 in connection with the Corporation's sale of its mortgage banking subsidiary, resulted in a pre-tax gain of $165 million.

3. SECURITIES

  A summary comparison of securities available for sale by type is as follows:

                                              MARCH 31, 1998  DECEMBER 31, 1997
                                             ---------------- -------------------
                                                     CARRYING          CARRYING
                                              COST    VALUE    COST      VALUE
                                             ------- -------- -------- ----------
                                                       (IN MILLIONS)
U.S. Treasury..............................  $   727 $   732  $    936  $    943
U.S. government agencies and corporations--
 mortgage-backed securities................    5,990   6,032     5,816     5,878
States and political subdivisions..........       32      32        54        54
Foreign debt securities....................    1,956   1,963     1,391     1,375
Other debt securities......................    1,083   1,088       872       877
Marketable equity securities...............      186     218       187       216
Other equity securities....................      522     522       522       522
                                             ------- -------  --------  --------
                                             $10,496 $10,587  $  9,778  $  9,865
                                             ======= =======  ========  ========

  Other equity securities included in securities available for sale are not traded on established exchanges and are carried at cost.

                             BANKBOSTON CORPORATION

3. SECURITIES (CONTINUED)

  A summary comparison of securities held to maturity by type is as follows:

                                         MARCH 31, 1998     DECEMBER 31, 1997
                                      -------------------- --------------------
                                      AMORTIZED            AMORTIZED
                                        COST    FAIR VALUE   COST    FAIR VALUE
                                      --------- ---------- --------- ----------
                                                    (IN MILLIONS)
U.S. Treasury........................   $ 10       $ 10      $  6       $  6
U.S. government agencies and
 corporations--
 mortgage-backed securities..........    513        516       520        523
Foreign debt securities..............     12         12        11         11
Other equity securities..............     82         82        81         81
                                        ----       ----      ----       ----
                                        $617       $620      $618       $621
                                        ====       ====      ====       ====

  Other equity securities included in securities held to maturity represent securities, such as Federal Reserve Bank and Federal Home Loan Bank stock, which are not traded on established exchanges and have only redemption capabilities. Fair values for such securities are considered to approximate cost.

4. LOANS AND LEASE FINANCING

  The following are the details of loan and lease financing balances:

                                                           MARCH 31  DECEMBER 31
                                                             1998       1997
                                                           --------  -----------
                                                              (IN MILLIONS)
United States operations
  Commercial, industrial and financial.................... $15,887     $15,268
  Commercial real estate
    Construction..........................................     260         271
    Other.................................................   3,736       4,211
  Consumer-related
    Residential mortgages.................................   2,551       2,570
    Home equity...........................................   2,802       2,823
    Credit card...........................................     503       1,756
    Other.................................................   2,801       2,956
  Lease financing.........................................   2,017       1,938
  Unearned income.........................................    (303)       (302)
                                                           -------     -------
                                                            30,254      31,491
                                                           -------     -------
International operations
  Commercial and industrial...............................   9,322       8,826
  Banks and other financial institutions..................     766         860
  Governments and official institutions...................     102          95
  Consumer-related
    Residential mortgages.................................   1,302         947
    Credit card...........................................     226         182
    Other.................................................     987         828
  Lease financing.........................................     517         452
  All other...............................................     492         378
  Unearned income.........................................    (146)        (79)
                                                           -------     -------
                                                            13,568      12,489
                                                           -------     -------
                                                           $43,822     $43,980
                                                           =======     =======

                            BANKBOSTON CORPORATION

5. RESERVE FOR CREDIT LOSSES

  An analysis of the reserve for credit losses is as follows:

                                                                QUARTERS ENDED
                                                                   MARCH 31
                                                                ----------------
                                                                 1998     1997
                                                                -------  -------
                                                                (IN MILLIONS)
BALANCE, BEGINNING OF PERIOD................................... $   712  $  883
Provision......................................................     140      60
Reserves of entities acquired..................................      14
Domestic credit losses
  Commercial, industrial and financial.........................     (16)    (20)
  Commercial real estate.......................................      (1)     (1)
  Consumer-related
    Residential mortgages......................................      (3)     (2)
    Credit card................................................     (21)    (20)
    Home equity................................................      (2)     (3)
    Other......................................................     (23)    (43)
International credit losses....................................     (90)     (8)
                                                                -------  ------
    Total credit losses........................................    (156)    (97)
                                                                -------  ------
Domestic recoveries
  Commercial, industrial and financial.........................       3       2
  Commercial real estate.......................................       2       1
  Consumer-related
    Residential mortgages......................................       1       1
    Credit card................................................       1       1
    Home equity................................................               1
    Other......................................................       4       8
International recoveries.......................................       4       4
                                                                -------  ------
    Total recoveries...........................................      15      18
                                                                -------  ------
Net credit losses..............................................    (141)    (79)
                                                                -------  ------
BALANCE, END OF PERIOD......................................... $   725  $  864
                                                                =======  ======

  At March 31, 1998, loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," totaled $181 million, of which $18 million related to loans with no valuation reserve and $163 million related to loans with a valuation reserve of $69 million. At March 31, 1997, impaired loans totaled $231 million, of which $55 million related to loans with no valuation reserve and $176 million related to loans with a valuation reserve of $46 million. For the quarters ended March 31, 1998 and 1997, average impaired loans were approximately $172 million and $245 million, respectively. Interest recognized on impaired loans during these periods was not material.

                            BANKBOSTON CORPORATION

6. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEBENTURES

  In 1996, BankBoston Capital Trust I and BankBoston Capital Trust II, and, in June 1997, BankBoston Capital Trust III (collectively, the Trusts), were formed by the Corporation for the exclusive purpose of issuing capital securities (Trust Securities) and investing the proceeds from the sale of such securities in junior subordinated debentures issued by the Corporation.

  In the fourth quarter of 1996, $500 million of Trust Securities were issued, consisting of $250 million of 8 1/4% Trust Securities issued by BankBoston Capital Trust I and $250 million of 7 3/4% Trust Securities issued by BankBoston Capital Trust II. Both issues of Trust Securities have a liquidation preference of $1,000 per Trust Security, pay distributions semiannually, can be prepaid at the option of the Trusts, in whole or in part, on or after December 15, 2006, and are scheduled to mature on December 15, 2026. In addition, in June 1997, $250 million of floating rate Trust Securities were issued by BankBoston Capital Trust III. These Trust Securities have a liquidation preference of $1,000 per Trust Security, pay distributions quarterly at LIBOR plus .75%, can be prepaid at the option of the Trust, in whole or in part, on or after June 15, 2007, and are scheduled to mature on June 15, 2027. At March 31, 1998, the interest rate on the floating rate Trust Securities was 6 7/16%. The Corporation has fully, irrevocably and unconditionally guaranteed all of the Trusts' obligations under the Trust Securities.

  The Corporation owns all of the common securities of the Trusts, the sole assets of which are their respective subordinated debentures. The principal amount of subordinated debentures held by each Trust equals the aggregate liquidation amount of its Trust Securities and its common securities. The subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding Trust Securities.

7. EARNINGS PER SHARE

  A summary of the Corporation's calculation of earnings per share is as follows:

                                                               QUARTERS ENDED
                                                                  MARCH 31
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
(IN MILLIONS)
Net income..................................................  $    238 $    207
Less preferred dividends....................................         4        9
                                                              -------- --------
Net income applicable to common stock.......................  $    234 $    198
                                                              ======== ========
(IN THOUSANDS)
Weighted average number of common shares outstanding used in
 calculation of basic earnings per share....................   146,271  153,421
Incremental shares from the assumed exercise of dilutive
 stock options as of the beginning of the period............     2,149    2,171
                                                              -------- --------
Weighted average number of common shares outstanding used in
 calculation of diluted earnings per share..................   148,420  155,592
                                                              ======== ========
  Basic earnings per common share...........................  $   1.60 $   1.29
                                                              ======== ========
  Diluted earnings per common share.........................  $   1.58 $   1.27
                                                              ======== ========

                            BANKBOSTON CORPORATION

8. CONTINGENCIES

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

9. NONOWNER CHANGES IN EQUITY

  Effective January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income." Under this standard, the Corporation is required to report as comprehensive income, or nonowner changes in equity, all changes to stockholders' equity that result from transactions and other economic events during the reporting period, other than transactions with stockholders in their capacity as owners. For the Corporation, such nonowner changes in equity consist of net income and other nonowner changes, composed of unrealized gains and losses on securities available for sale and foreign currency translation adjustments.

  The Corporation has reported nonowner changes in equity for the quarters ended March 31, 1998 and 1997 in the accompanying consolidated statement of changes in stockholders' equity on a net-of-tax basis. The changes in unrealized gain on securities available for sale have also been presented net of reclassification adjustments related to net securities gains that were realized from sales of such securities during the respective periods. These gains, on an after-tax basis, amounted to $15 million and $5 million for the quarters ended March 31, 1998 and 1997, respectively. Tax provisions (benefits) related to other nonowner changes in equity for the quarters ended March 31, 1998 and 1997 were as follows: change in unrealized gain on securities available for sale, $12 million and $(33) million, respectively; reclassification adjustment, $10 million and $4 million, respectively; and change in foreign currency translation, $(1) million and $(1) million, respectively.

10. SUBSEQUENT EVENT

  In April 1998, stockholders of the Corporation approved an increase in the number of authorized shares of common stock from 300 million shares to 500 million shares, and a change in the par value of such stock from $1.50 per share to $1.00 per share. In addition, the Corporation announced the approval by its Board of Directors of a two-for-one split of the Corporation's common stock, to be executed in the form of a stock dividend of one share for every share held. The stock dividend will be payable on June 22, 1998 to stockholders of record on June 1, 1998. After payment of the stock dividend, average common shares outstanding, per common share data and stock options will be restated to reflect the effect of the stock split.

CONSOLIDATED BALANCE SHEET AVERAGES BY QUARTER

LAST NINE QUARTERS

                                       1996                            1997                1998
                          ------------------------------- ------------------------------- -------
                             1       2       3       4       1       2       3       4       1
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
                                                       (IN MILLIONS)
 ASSETS
Interest bearing
 deposits in other
 banks..................  $ 1,338 $ 1,313 $ 1,256 $ 1,405 $ 1,961 $ 1,748 $ 1,737 $ 1,683 $ 1,579
Federal funds sold and
 securities purchased
 under agreements to
 resell.................    1,416   1,532   1,708   2,047   2,189   1,896   2,018   2,322   2,524
Trading securities......    1,136   1,624   1,467   1,459   1,498   1,590   1,924   1,769   2,072
Loans held for sale.....      960      69      21      44
Securities..............    8,143   8,065   8,249   8,029   9,261   9,488   9,661  10,538  10,606
Loans and lease
 financing..............   39,179  40,114  41,223  41,835  41,732  42,112  42,429  43,242  43,706
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 Total earning assets...   52,172  52,717  53,924  54,819  56,641  56,834  57,769  59,554  60,487
Other assets............    6,415   5,664   6,125   6,237   6,583   7,112   7,935   8,538   9,223
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 TOTAL ASSETS...........  $58,587 $58,381 $60,049 $61,056 $63,224 $63,946 $65,704 $68,092 $69,710
                          ======= ======= ======= ======= ======= ======= ======= ======= =======
 LIABILITIES AND
  STOCKHOLDERS' EQUITY
Deposits:
Domestic offices:
 Noninterest bearing....  $ 6,586 $ 6,420 $ 6,694 $ 6,837 $ 6,951 $ 7,229 $ 7,182 $ 7,535 $ 7,482
 Interest bearing.......   24,849  24,931  26,003  25,121  24,622  24,657  24,713  24,825  25,594
Overseas offices:
 Noninterest bearing....      499     465     491     455     599     626     709     883   1,134
 Interest bearing.......    8,698   9,302   9,429   9,618   9,727   9,734  10,385  11,009  11,564
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 Total deposits.........   40,632  41,118  42,617  42,031  41,899  42,246  42,989  44,252  45,774
Federal funds purchased
 and repurchase
 agreements.............    3,959   4,561   4,739   5,167   5,923   5,776   6,047   6,318   5,337
Other funds borrowed....    5,102   3,721   3,562   4,190   4,943   5,690   6,320   6,412   6,972
Notes payable(1)........    2,421   2,584   2,674   2,983   3,316   3,351   3,336   3,524   3,749
Other liabilities.......    1,767   1,709   1,698   1,860   2,191   2,216   2,464   3,106   3,148
Stockholders' equity....    4,706   4,688   4,759   4,825   4,952   4,667   4,548   4,480   4,730
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY..  $58,587 $58,381 $60,049 $61,056 $63,224 $63,946 $65,704 $68,092 $69,710
                          ======= ======= ======= ======= ======= ======= ======= ======= =======

--------
(1) Amounts for 1997 and 1998 include guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.

CONSOLIDATED STATEMENT OF INCOME BY QUARTER--TAXABLE EQUIVALENT BASIS

LAST NINE QUARTERS

                                     1996                         1997               1998
                          ---------------------------  ---------------------------  ------
                            1      2      3      4       1      2      3      4       1
                          ------ ------ ------ ------  ------ ------ ------ ------  ------
                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
NET INTEREST REVENUE      $565.5 $571.5 $591.4 $611.2  $620.0 $615.9 $571.1 $621.5  $603.3
Taxable equivalent
 adjustment.............     5.5    4.7    5.0    5.2     5.0    4.5    5.4    9.6     3.7
                          ------ ------ ------ ------  ------ ------ ------ ------  ------
Total net interest
 revenue................   571.0  576.2  596.4  616.4   625.0  620.4  576.5  631.1   607.0
Provision for credit
 losses.................    56.9   57.1   57.0   60.0    60.0   60.0   40.0   40.0   140.0
                          ------ ------ ------ ------  ------ ------ ------ ------  ------
Net interest revenue
 after provision for
 credit losses..........   514.1  519.1  539.4  556.4   565.0  560.4  536.5  591.1   467.0
                          ------ ------ ------ ------  ------ ------ ------ ------  ------
NONINTEREST INCOME
Financial service fees..    51.6  135.3  140.4  146.6   137.5  155.7  168.4  193.6   162.8
Trust and agency fees...    57.4   61.9   61.6   65.0    66.0   69.4   72.8   74.8    79.3
Trading profits and
 commissions............    12.9   25.0   20.7   17.2    19.3   27.9   19.9   (8.6)   34.0
Net securities gains....    13.4    3.4    7.1    (.8)    8.8   31.9   11.3   27.4    24.8
Other income............   149.9  157.3  106.7  111.5    98.1   91.9  175.8  121.2   288.1
                          ------ ------ ------ ------  ------ ------ ------ ------  ------
 Total noninterest
  income................   285.2  382.9  336.5  339.5   329.7  376.8  448.2  408.4   589.0
                          ------ ------ ------ ------  ------ ------ ------ ------  ------
NONINTEREST EXPENSE
Salaries................   240.8  239.9  244.2  254.5   257.7  260.2  263.8  283.0   292.7
Employee benefits.......    52.2   49.0   49.1   44.4    52.7   51.3   54.0   56.3    60.9
Occupancy expense.......    51.1   49.7   51.1   50.6    50.8   52.1   49.6   51.3    54.4
Equipment expense.......    34.3   33.9   34.2   36.2    35.6   35.8   36.1   38.4    40.1
Acquisition, divestiture
 and restructuring
 expense................                 180.0
Other expense...........   148.5  159.7  153.8  162.2   147.4  178.5  197.8  171.5   212.9
                          ------ ------ ------ ------  ------ ------ ------ ------  ------
 Total noninterest
  expense...............   526.9  532.2  712.4  547.9   544.2  577.9  601.3  600.5   661.0
                          ------ ------ ------ ------  ------ ------ ------ ------  ------
Income before income
 taxes..................   272.4  369.8  163.5  348.0   350.5  359.3  383.4  399.0   395.0
Provision for income
 taxes..................   112.0  151.3   78.5  141.3   138.7  142.8  152.3  154.7   153.0
Taxable equivalent
 adjustment.............     5.5    4.7    5.0    5.2     5.0    4.5    5.4    9.6     3.7
                          ------ ------ ------ ------  ------ ------ ------ ------  ------
                           117.5  156.0   83.5  146.5   143.7  147.3  157.7  164.3   156.7
                          ------ ------ ------ ------  ------ ------ ------ ------  ------
NET INCOME..............  $154.9 $213.8 $ 80.0 $201.5  $206.8 $212.0 $225.7 $234.7  $238.3
                          ====== ====== ====== ======  ====== ====== ====== ======  ======
PER COMMON SHARE
Net Income:
 Basic..................  $  .94 $ 1.33 $  .46 $ 1.26  $ 1.29 $ 1.37 $ 1.49 $ 1.59  $ 1.60
 Diluted................     .93   1.32    .45   1.24    1.27   1.35   1.47   1.56    1.58
Cash dividends
 declared...............     .37    .44    .44    .44     .44    .51    .51    .51     .58

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                               QUARTER ENDED MARCH 31, 1998
                                              --------------------------------
                                              AVERAGE                 AVERAGE
                                               VOLUME    INTEREST(1)    RATE
                                              ---------- ------------ --------
                                                  (DOLLARS IN MILLIONS)
                   ASSETS
Interest Bearing Deposits with Other Banks
 U.S. ......................................  $      118   $       2       5.76%
 International..............................       1,461          31       8.85
                                              ----------   ---------
 Total......................................       1,579          33       8.62
                                              ----------   ---------   --------
Federal Funds Sold and Resale Agreements
 U.S. ......................................         626           9       5.90
 International..............................       1,898          75      16.06
                                              ----------   ---------
 Total......................................       2,524          84      13.54
                                              ----------   ---------   --------
Trading Securities
 U.S. ......................................       1,148          16       5.64
 International..............................         924          14       6.31
                                              ----------   ---------
 Total......................................       2,072          30       5.94
                                              ----------   ---------   --------
Securities
 U.S.
 Available for sale(2)......................       8,378         133       6.56
 Held to maturity...........................         636          10       6.27
 International
 Available for sale(2)......................       1,592          38       9.54
                                              ----------   ---------
 Total......................................      10,606         181       6.92
                                              ----------   ---------   --------
Loans and Lease Financing (Net of Unearned
 Income)
 U.S. ......................................      30,387         641       8.55
 International..............................      13,319         372      11.31
                                              ----------   ---------
 Total loans and lease financing(3).........      43,706       1,013       9.39
                                              ----------   ---------   --------
Earning assets..............................      60,487       1,341       8.99
                                                           ---------   --------
Nonearning assets...........................       9,223
                                              ----------
  Total Assets..............................  $   69,710
                                              ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits...........................  $   14,730   $      98       2.69%
 Time deposits..............................      10,864         150       5.61
 International..............................      11,564         214       7.51
                                              ----------   ---------
 Total......................................      37,158         462       5.04
                                              ----------   ---------   --------
Federal Funds Purchased and Repurchase
 Agreements
 U.S. ......................................       5,204          74       5.81
 International..............................         133           3       7.90
                                              ----------   ---------
 Total......................................       5,337          77       5.86
                                              ----------   ---------   --------
Other Funds Borrowed
 U.S. ......................................       5,395          81       6.08
 International..............................       1,577          49      12.58
                                              ----------   ---------
 Total......................................       6,972         130       7.55
                                              ----------   ---------   --------
Notes Payable
 U.S.(4)....................................       3,425          58       6.90
 International..............................         324           7       8.62
                                              ----------   ---------
 Total......................................       3,749          65       7.05
                                              ----------   ---------   --------
Total interest bearing liabilities..........      53,216         734       5.59
                                                           ---------   --------
Demand deposits U.S. .......................       7,482
Demand deposits International...............       1,134
Other noninterest bearing liabilities.......       3,148
Total Stockholders' Equity..................       4,730
                                              ----------
  Total Liabilities and Stockholders'
   Equity...................................  $   69,710
                                              ==========
NET INTEREST REVENUE AS A PERCENTAGE OF
 AVERAGE INTEREST EARNING ASSETS
 U.S. ......................................  $   41,293   $     421       4.14%
 International..............................      19,194         186       3.92%
                                              ----------   ---------
 Total......................................  $   60,487   $     607       4.07%
                                              ==========   =========

--------
(1)Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.
(4) Amounts include guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                               QUARTER ENDED MARCH 31, 1997
                                              --------------------------------
                                              AVERAGE                 AVERAGE
                                               VOLUME    INTEREST(1)    RATE
                                              ---------- ------------ --------
                   ASSETS                         (DOLLARS IN MILLIONS)
Interest Bearing Deposits with Other Banks
 U.S. ......................................  $      661   $       9       5.67%
 International..............................       1,300          25       7.82
                                              ----------   ---------
 Total......................................       1,961          34       7.09
                                              ----------   ---------   --------
Federal Funds Sold and Resale Agreements
 U.S. ......................................         680           9       5.05
 International..............................       1,509          59      15.91
                                              ----------   ---------
 Total......................................       2,189          68      12.53
                                              ----------   ---------   --------
Trading Securities
 U.S. ......................................         860          12       5.74
 International..............................         638          16      10.18
                                              ----------   ---------
 Total......................................       1,498          28       7.63
                                              ----------   ---------   --------
Securities
 U.S.
 Available for sale(2)......................       7,323         116       6.47
 Held to maturity...........................         694          10       6.00
 International
 Available for sale(2)......................       1,244          48      16.19
                                              ----------   ---------
 Total......................................       9,261         174       7.63
                                              ----------   ---------   --------
Loans and Lease Financing (Net of Unearned
 Income)
 U.S. ......................................      31,732         690       8.81
 International..............................      10,000         286      11.60
                                              ----------   ---------
 Total loans and lease financing(3).........      41,732         976       9.48
                                              ----------   ---------   --------
Earning assets..............................      56,641       1,280       9.16
                                                           ---------   --------
Nonearning assets...........................       6,583
                                              ----------
  Total Assets..............................  $   63,224
                                              ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits...........................  $   14,767   $      98       2.69%
 Time deposits..............................       9,855         134       5.52
 International..............................       9,727         168       7.01
                                              ----------   ---------
 Total......................................      34,349         400       4.73
                                              ----------   ---------   --------
Federal Funds Purchased and Repurchase
 Agreements
 U.S. ......................................       5,833          82       5.74
 International..............................          90           3      13.16
                                              ----------   ---------
 Total......................................       5,923          85       5.85
                                              ----------   ---------   --------
Other Funds Borrowed
 U.S. ......................................       3,603          53       5.95
 International..............................       1,340          55      16.49
                                              ----------   ---------
 Total......................................       4,943         108       8.81
                                              ----------   ---------   --------
Notes Payable
 U.S.(4)....................................       2,669          46       6.92
 International..............................         647          16      10.32
                                              ----------   ---------
 Total......................................       3,316          62       7.58
                                              ----------   ---------   --------
Total interest bearing liabilities..........      48,531         655       5.47
                                                           ---------   --------
Demand deposits U.S. .......................       6,951
Demand deposits International...............         599
Other noninterest bearing liabilities.......       2,191
Total Stockholders' Equity..................       4,952
                                              ----------
  Total Liabilities and Stockholders'
   Equity...................................  $   63,224
                                              ==========
NET INTEREST REVENUE AS A PERCENTAGE OF
 AVERAGE INTEREST EARNING ASSETS
 U.S. ......................................  $   41,950   $     469       4.54%
 International..............................      14,691         156       4.30%
                                              ----------   ---------
 Total......................................  $   56,641   $     625       4.47%
                                              ==========   =========

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual and renegotiated balances.
(4) Amounts include guaranteed beneficial interests in Corporation's junior subordinated debentures.

            CHANGE IN NET INTEREST REVENUE--VOLUME AND RATE ANALYSIS

              FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

  The following table presents, on a fully taxable equivalent basis, an analysis of the effect on net interest revenue of volume and rate changes. The change due to the volume/rate variance has been allocated to volume.

                                               INCREASE (DECREASE)
                                                DUE TO CHANGE IN
                                               ---------------------
                                                 VOLUME      RATE     NET CHANGE
                                               ----------  ---------  ----------
                                                       (IN MILLIONS)
Interest income
Loans and lease financing
  U.S. .......................................  $     (28) $     (21)    $(49)
  International...............................         93         (7)      86
                                                                         ----
                                                                           37
                                                                         ----
Other earning assets
  U.S. .......................................         11          3       14
  International...............................         32        (22)      10
                                                                         ----
                                                                           24
                                                                         ----
Total interest income.........................         85        (24)      61
Total interest expense........................         47         32       79
                                                                         ----
Net interest revenue..........................                           $(18)
                                                                         ====

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Stockholders of the Corporation was held on April 23, 1998.

(b) The following matters were submitted to a vote of the Stockholders of the
    Corporation:

  (1) Election of Directors

     Nominee                       Total Votes For               Total Votes Withheld
     William F. Connell              122,256,018                       1,833,049
     Thomas J. May                   122,264,012                       1,825,055
     Donald F. McHenry               122,597,326                       1,491,741
     Thomas B. Wheeler               122,257,819                       1,831,248
     Alfred M. Zeien                 122,248,948                       1,840,119

  (2) Selection of Independent Auditors

     Total Votes For                                                 123,367,221
     Total Votes Against                                                 212,338
     Total Abstentions                                                   509,508

  (3) Amendments to Restated Articles of Organization Increasing Authorized
      Shares of Common Stock and Changing Par Value

     Total Votes For                                                 112,545,339
     Total Votes Against                                              10,701,856
     Total Abstentions                                                   841,872

  (4) Stockholder Proposal A regarding Annual Meeting Date

     Total Votes For                                                   3,961,150
     Total Votes Against                                             101,774,503
     Total Abstentions                                                 4,287,711
     Total Broker Nonvotes                                            14,065,703

  (5) Stockholder Proposal B regarding Political Activities

     Total Votes For                                                   5,368,989
     Total Votes Against                                              81,260,365
     Total Abstentions                                                 1,412,966

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits.

    3(a) --Restated Articles of Organization of the Corporation, as amended through April 25, 1997, incorporated herein by reference to Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and Exhibit 3(b) to the Corporation's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-
          6522).
    3(b) --Amendment, dated April 24, 1998, to the Corporation's Restated
          Articles of Organization.
   12(a) --Computation of the Corporation's Consolidated Ratio of Earnings to
          Fixed Charges (excluding interest on deposits).
   12(b) --Computation of the Corporation's Consolidated Ratio of Earnings to
          Fixed Charges (including interest on deposits).
   12(c) --Computation of the Corporation's Consolidated Ratio of Earnings to
          Fixed Charges and Preferred Stock Dividend Requirements (excluding interest on deposits).
   12(d) --Computation of the Corporation's Consolidated Ratio of Earnings to
          Fixed Charges and Preferred Stock Dividend Requirements (including interest on deposits).
   27    --Financial Data Schedule.

 (b) Current Reports on Form 8-K.

  During the first quarter of 1998, the Corporation filed one Current Report on Form 8-K, dated January 15, 1998, which contained information pursuant to Items 5 and 7 of Form 8-K. The Corporation also filed a Current Report on Form 8-K, dated April 16, 1998, which contained information pursuant to Items 5 and 7 of Form 8-K.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BankBoston Corporation

                                                 /s/ Charles K. Gifford
                                          _____________________________________
                                                   Charles K. Gifford
                                             Chairman of the Board and Chief
                                                    Executive Officer

                                                 /s/ Susannah M. Swihart
                                          _____________________________________
                                                   Susannah M. Swihart
                                             Executive Vice President, Chief
                                             Financial Officer and Treasurer

Date: May 15, 1998