Form 10-Q
period 1998-06-30
BANKBOSTON CORP
filed 1998-08-14
CIK 36672

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,
                                     1998

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1998:

  Common Stock, $1.00 par value                                     294,180,737

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BANKBOSTON CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
CONSOLIDATED SELECTED FINANCIAL DATA......................................   3
PART I  FINANCIAL INFORMATION
     Management's Discussion and Analysis of Financial Condition and
      Results of Operations...............................................   4
     Financial Statements
     BankBoston Corporation and Subsidiaries
      Consolidated Balance Sheet..........................................  26
      Consolidated Statement of Income....................................  28
      Consolidated Statement of Changes in Stockholders' Equity...........  29
      Consolidated Statement of Cash Flows................................  30
     Notes to Financial Statements........................................  31
PART II  OTHER INFORMATION
Item 1.Legal Proceedings..................................................  44
Item 5.Other Information..................................................  44
Item 6. Exhibits and Reports on Form 8-K..................................  45
SIGNATURES................................................................  46
LIST OF TABLES
  Consolidated Average Balance Sheet--Nine Quarters.......................  37
  Consolidated Statement of Income--Nine Quarters.........................  38
  Average Balances and Interest Rates--Quarter............................  39
  Average Balances and Interest Rates--Six Months.........................  41
  Change in Net Interest Revenue--Volume and Rate Analysis................  43

                            BANKBOSTON CORPORATION

                     CONSOLIDATED SELECTED FINANCIAL DATA

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                       1998         1997
                                                      -------      -------
QUARTERS ENDED JUNE 30
INCOME STATEMENT DATA
Net interest revenue................................. $   640      $   616
Provision for credit losses..........................      60           60
Noninterest income...................................     457          377
Noninterest expense..................................     647          578
Net income...........................................     242          212
Per common share (1)
  Basic..............................................     .81          .68
  Diluted............................................     .80          .68
Market value per common share (1)
  High...............................................      58           38 7/16
  Low................................................      51 15/16     31 13/16
Return on average common equity......................   20.70%       19.54%
Return on average total assets.......................    1.36         1.33
SIX MONTHS ENDED JUNE 30
INCOME STATEMENT DATA
Net interest revenue................................. $ 1,243      $ 1,236
Provision for credit losses..........................     200          120
Noninterest income...................................   1,046          707
Noninterest expense..................................   1,308        1,122
Net income...........................................     480          419
Per common share (1)
  Basic..............................................    1.61         1.33
  Diluted............................................    1.58         1.31
Market value per common share (1)
  High...............................................      58           39 3/8
  Low................................................      43 15/16     31 13/16
Return on average common equity......................   21.01%       18.79%
Return on average total assets.......................    1.37         1.33
AT JUNE 30
BALANCE SHEET DATA
Loans and lease financing............................ $43,254      $42,313
Total assets.........................................  70,499       66,138
Deposits.............................................  45,196       42,978
Total stockholders' equity...........................   4,980        4,674
Book value per common share (1)......................   15.99        14.16
Regulatory capital ratios
 Risk-based capital ratios
  Tier 1.............................................     8.4%         8.8%
  Total..............................................    13.0         12.8
 Leverage ratio......................................     7.8          7.8

--------
(1) All per share information has been adjusted to reflect the Corporation's two-for-one stock split, effected in June 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                                    GENERAL

  This discussion and analysis updates, and should be read in conjunction with, Management's Discussion and Analysis included in both the previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and in the 1997 Annual Report to Stockholders of BankBoston Corporation (the Corporation), which is incorporated by reference into its 1997 Annual Report on Form 10-K.

  The Corporation's net income for the quarter ended June 30, 1998 was $242 million, compared with net income of $212 million for the second quarter of 1997. Basic net income per common share was $.81 and diluted net income per common share was $.80 in the second quarter of 1998, compared with $.68 net income per common share, on both a basic and diluted basis, for the second quarter of 1997.

  Net income for the first six months of 1998 was $480 million, compared with $419 million for the same period in 1997. Basic net income per common share was $1.61 and diluted net income per common share was $1.58 for the first six months of 1998, compared with $1.33 and $1.31, respectively, for the same period of 1997. All quarterly and six month per common share amounts were adjusted to reflect the Corporation's two-for-one stock split which was effected on June 22, 1998.

  The Corporation continues to implement strategic initiatives focused on leveraging its core competencies over attractive markets, and to explore, on an ongoing basis, acquisition, divestiture and joint venture opportunities, as well as to analyze each of its businesses in the context of customer demands, competitive advantages and industry dynamics. The following summarizes the highlights of these strategic initiatives that were announced prior to filing this Quarterly Report:

  . In May 1998, the Corporation entered into an agreement to acquire the investment banking operations of Robertson Stephens from BankAmerica Corporation for $400 million in cash. Additionally, a compensation pool of $400 million will be created to retain key Robertson Stephens personnel beyond the date of the acquisition. This pool will consist of $300 million in cash to be paid over a period of approximately three and one-half years, and stock options, valued at $100 million, which will be granted at the transaction closing and vest over a period of time. The acquisition, which is subject to regulatory approval, is expected to close in the second half of 1998. It is management's expectation that this acquisition will strategically position the Corporation to offer equity underwriting, trading and research capabilities to its customers.

  . In connection with its retail strategy in Latin America, the Corporation substantially completed its planned retail branch openings in Argentina by adding 19 new branches during the current quarter; opened an additional 7 retail branches in Brazil during the current quarter; and consummated, in July 1998, its previously announced acquisition of the OCA Companies, the largest credit card and consumer finance business in Uruguay.

  . In July 1998, the Corporation announced an agreement to sell its Berkshire County, Massachusetts franchise, including approximately $.3 billion in deposits and $1.0 billion of private banking assets under management. This transaction, which is subject to regulatory approval, is expected to close in the second half of 1998 and result in a pre-tax gain of approximately $50 million.

  . In July 1998, the Corporation announced an agreement to sell its domestic institutional custody business to Investors Bank & Trust Company (IBT) for a pre-tax gain of approximately $40 million. Additionally, the Corporation entered into an agreement to outsource the settlement and depository functions of its asset management business to IBT. In Latin America, IBT will utilize the Corporation's custody business to expand its own business in the region. This transaction is expected to close in the second half of 1998.

  The Corporation may from time to time make written or oral statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include financial projections, statements of plans and objectives for future operations, estimates of future economic performance, and assumptions relating thereto. The Corporation may include forward-looking statements in its filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, in its reports to stockholders and other written materials, and in statements made by senior management to analysts, rating agencies, institutional investors, representatives of the media and others. The following factors, among others, could cause actual results to differ materially from the results in forward-looking statements made by the Corporation: significant changes in general economic conditions, both domestic and international, including but not limited to the impact of the Asian economic crisis on the economies of the United States and other countries in which the Corporation does business, particularly in Latin America; the impact of market and economic conditions on emerging markets and trade-related revenues; changes in political leadership in countries in which the Corporation operates; changes in the competitive environment for financial services organizations, especially those arising from industry consolidations; the Corporation's ability and resources in both its domestic and international operations, such as in Argentina where multiple initiatives are in process, to execute its articulated business strategies and manage risks associated with integration of acquisitions and expansion plans; as well as changes in technology and the successful allocation of technology resources across multiple projects, including efforts to address the Year 2000 issue, the business redesign initiative and the introduction of the euro; and the ability of the Corporation and its competitors, vendors and customers to respond effectively to the Year 2000 issue. A discussion of additional risks and uncertainties that could cause actual results to differ from forward-looking statements is included on page 29 of the Corporation's 1997 Annual Report to Stockholders, which is incorporated by reference into its 1997 Annual Report on Form 10-K. When relying on forward-looking statements to make decisions with respect to the Corporation, investors and others are cautioned to consider these and other risks and uncertainties.

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

                                                      1998     1997    CHANGE
                                                     -------  -------  -------
                                                      (DOLLARS IN MILLIONS)
QUARTERS ENDED JUNE 30
United States operations
  Net interest revenue.............................. $   431  $   478  $   (47)
  Average loans and lease financing.................  30,255   31,735   (1,480)
  Average earning assets............................  41,959   41,890       69
  Net interest margin...............................    4.12%    4.58%    (.46)%
International operations
  Net interest revenue.............................. $   214  $   142  $    72
  Average loans and lease financing.................  13,941   10,377    3,564
  Average earning assets............................  20,002   14,944    5,058
  Net interest margin...............................    4.29%    3.83%    0.46%
Consolidated
  Net interest revenue.............................. $   645  $   620  $    25
  Average loans and lease financing.................  44,196   42,112    2,084
  Average earning assets............................  61,961   56,834    5,127
  Net interest margin...............................    4.17%    4.38%    (.21)%

                                                      1998     1997    CHANGE
                                                     -------  -------  -------
                                                      (DOLLARS IN MILLIONS)
SIX MONTHS ENDED JUNE 30
United States operations
  Net interest revenue.............................. $   853  $   947  $   (94)
  Average loans and lease financing.................  30,321   31,734   (1,413)
  Average earning assets............................  41,628   41,920     (292)
  Net interest margin...............................    4.13%    4.56%    (.43)%
International operations
  Net interest revenue.............................. $   399  $   298  $   101
  Average loans and lease financing.................  13,631   10,189    3,442
  Average earning assets............................  19,600   14,818    4,782
  Net interest margin...............................    4.11%    4.06%    0.05%
Consolidated
  Net interest revenue.............................. $ 1,252  $ 1,245  $     7
  Average loans and lease financing.................  43,952   41,923    2,029
  Average earning assets............................  61,228   56,738    4,490
  Net interest margin...............................    4.12%    4.43%    (.31)%

  On a consolidated basis, net interest revenue increased approximately $25 million and $7 million in the quarterly and six-month comparisons, respectively. These increases were primarily attributable to increases in international average earning assets, partially offset by decreases in domestic net interest margin and average loans and lease financing. In the quarterly comparison, the increase in consolidated net interest revenue was also driven by an increase in international net interest margin.

  Domestic net interest revenue decreased $47 million in the quarterly comparison and $94 million in the six-month comparison, primarily due to decreases in domestic net interest margin and average loans and lease financing. In both the quarterly and six-month comparisons, the decreases in net interest margin were mainly driven by the third quarter 1997 sale of Fidelity Acceptance Corporation (FAC), a high-margin national consumer finance business, the Corporation's contribution of its national credit card portfolio to a joint venture in the first quarter of 1998, and the funding costs of investments in bank-owned life insurance, the earnings from which are reflected in noninterest income. The decreases in net interest margin were partially offset, in both comparisons, by reduced lending in lower-margin, competitively priced portfolios, including indirect auto loans and residential mortgages.

  Domestic average loans and lease financing decreased in the quarterly and six-month comparisons primarily due to the Corporation's divestiture of its National Consumer business, including FAC and the national credit card portfolio, with aggregate assets of approximately $2.2 billion. The six-month comparison also reflected the first quarter 1997 sale of approximately $.9 billion of loans related to the Corporation's divestiture of Ganis Credit Corporation. These decreases were partially offset in both comparisons by growth in average commercial and industrial loan portfolios of approximately $1.8 billion and $1.7 billion in the quarterly and six-month comparisons, respectively. Additionally, average balances of trading and investment securities increased approximately $1.2 billion in the quarterly comparison and $1.3 billion in the six-month comparison, primarily resulting from growth in the Global Capital Markets business.

  International net interest revenue increased $72 million in the quarterly comparison and $101 million in the six-month comparison. In both comparisons, this increase primarily reflected growth in average loans and leases from Argentine and Brazilian operations of approximately $2.1 billion and $.5 billion, respectively. This growth included the acquisition of Deutsche Bank Argentina S.A. (Deutsche Argentina). Net interest margin improved in the quarterly comparison due to wider spreads in Brazil. These wider spreads resulted primarily from balance sheet positioning and interest rate strategies that benefited from volatility in local markets caused in part by the Asian economic crisis.

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

                          PROVISION FOR CREDIT LOSSES

  The provision for credit losses was $60 million in the second quarters of 1998 and 1997. In the first six months of 1998, the provision for credit losses was $200 million, compared with $120 million in the first six months of 1997. The provision for credit losses reflects management's assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions. The level of provision in the first six months of 1998 included the impact of events in the International Private Banking business in the first quarter of 1998, as discussed in the section entitled "Reserve for Credit Losses," as well as concern as to economic events in Asia, particularly Indonesia in the first quarter of 1998. The amount of future provisions will continue to be a function of management's assessment of risks based upon its quarterly review of the reserve for credit losses. As such, there can be no assurance as to the level of future provisions. See the "Reserve for Credit Losses" section for discussion of the reserve for credit losses and net credit losses.

                              NONINTEREST INCOME

  The following table presents the components of noninterest income.

                                             SECOND QUARTER       SIX MONTHS
                                            ----------------- ------------------
                                            1998  1997 CHANGE  1998  1997 CHANGE
                                            ----  ---- ------ ------ ---- ------
                                                       (IN MILLIONS)
Financial service fees
  Deposit and ATM-related fees............. $ 76  $ 62  $ 14  $  146 $120  $ 26
  Letter of credit and acceptance fees.....   19    18     1      38   34     4
  Syndication and agent fees...............   20    23    (3)     35   38    (3)
  Other loan-related fees..................   12     9     3      21   18     3
  Other financial service fees.............   65    44    21     115   83    32
                                            ----  ----  ----  ------ ----  ----
    Total financial service fees...........  192   156    36     355  293    62
Mutual fund fees...........................   32    27     5      62   52    10
Personal trust fees........................   41    36     5      82   70    12
Other trust and agency fees................    9     6     3      17   13     4
Trading profits and commissions............   (4)   28   (32)     30   47   (17)
Securities portfolio gains, net............   11    32   (21)     36   41    (5)
Net equity and mezzanine profits...........   84    55    29     136   92    44
Net foreign exchange trading profits.......   32    20    12      61   39    22
Gain from sale of HomeSide.................                      165        165
Other income...............................   60    17    43     102   60    42
                                            ----  ----  ----  ------ ----  ----
    Total.................................. $457  $377  $ 80  $1,046 $707  $339
                                            ====  ====  ====  ====== ====  ====

  Financial service fees increased $36 million in the quarterly comparison and $62 million in the six-month comparison, mainly as a result of higher deposit and ATM-related fees and other financial service fees. In both comparisons, the increase in deposit and ATM-related fees was primarily due to the repricing of certain domestic products and higher volumes in personal deposit accounts from Argentine operations. The increase in other financial service fees included in both comparisons increases in advisory and underwriting fees generated by the expansion of the Global Capital Markets business. Additionally, Argentine credit card fees increased in both comparisons, principally from the acquisition of Deutsche Argentina.

  Mutual fund fees increased in the quarterly and six-month comparisons primarily due to growth in assets under management by the Corporation's Argentine mutual fund business, as well as growth in domestic mutual fund assets under management. Personal trust fees also increased, mainly from growth in domestic personal trust assets under management.

  In the quarterly and six-month comparisons, trading profits and commissions declined primarily due to losses incurred in the second quarter of 1998 from emerging markets securities, reflecting ongoing volatility in global financial markets resulting from economic deterioration in Asia and Eastern Europe. Net foreign exchange trading profits increased in the quarterly and six-month comparisons because of growth in the Global Capital Markets business combined with increased product demand mainly arising from the same volatile market conditions noted above. Securities portfolio gains decreased in the quarterly comparison due to the absence of a $20 million gain on the sale of certain securities from the Argentine available for sale portfolio in the second quarter of 1997. Net equity and mezzanine profits increased in both comparisons due to the growth and strong performance of the Private Equity business. As of June 30, 1998, the carrying value of the Private Equity portfolio was approximately $1.2 billion, compared with approximately $.8 billion as of June 30, 1997. The levels of profits from the Private Equity business, as well as the Corporation's capital markets-related businesses, are particularly sensitive to market and economic conditions. As such, there can be no assurance as to the future level of profits from these businesses.

  The growth in other income included earnings on the Corporation's investment in bank-owned life insurance of approximately $12 million in the quarterly comparison and $23 million in the six-month comparison, the funding costs of which contributed to a corresponding decline in domestic net interest margin, as previously discussed. Both comparisons also reflected a second quarter 1998 gain of approximately $10 million on the Corporation's sale of its minority interest in a Mexican pension company, as well as gains from the sales of various loans.

                              NONINTEREST EXPENSE

  The following table presents the components of noninterest expense.

                                           SECOND QUARTER       SIX MONTHS
                                          ---------------- --------------------
                                          1998 1997 CHANGE  1998   1997  CHANGE
                                          ---- ---- ------ ------ ------ ------
                                                      (IN MILLIONS)
Employee costs........................... $368 $312  $ 56  $  722 $  622  $100
Occupancy and equipment..................   96   88     8     190    174    16
Professional fees........................   22   12    10      46     24    22
Advertising and public relations.........   32   27     5      54     49     5
Communications...........................   31   28     3      61     54     7
Amortization of goodwill.................    8    7     1      16     15     1
Other....................................   90  104   (14)    219    184    35
                                          ---- ----  ----  ------ ------  ----
  Total.................................. $647 $578  $ 69  $1,308 $1,122  $186
                                          ==== ====  ====  ====== ======  ====

  In the quarterly and six-month comparisons, the increase in noninterest expense was primarily driven by growth and investment spending in Argentina and Brazil, including the acquisition of Deutsche Argentina and the branch expansion programs in each country, as well as ongoing initiatives to build the Global Capital Markets and various Corporate Banking businesses, including higher incentive compensation consistent with revenue growth in those businesses. Additionally, both comparisons reflected the costs of merging Rhode Island Hospital Trust National Bank into BankBoston, N.A., completed during the current quarter. The six-month comparison also included costs incurred in the first quarter of 1998 for the realignment of the Corporation's European operations. These costs were partially offset in both comparisons by the Corporation's divestiture of its National Consumer business.

  In addition, the Corporation continued to allocate resources to its business redesign initiative, which is focused on the process-intensive businesses in the U.S., including the New England Regional Consumer business, with the goal of improving the customer's experience with the Corporation and enhancing efficiency. The Corporation is currently assessing the financial and strategic impact of redesign decisions and completing implementation planning. The implementation of redesign decisions, which is expected to occur through the end of 1999, could result in increased efficiencies and lower operating costs as well as increased investment spending in various areas as the Corporation reconfigures and changes its operations for the future.

                          PROVISION FOR INCOME TAXES

  The provision for income taxes was $148 million for the second quarter of 1998, compared with $143 million for the second quarter of 1997. For the first six months of 1998, the provision for income taxes was $301 million, compared to $282 million for the first half of 1997. The Corporation's effective tax rates were 38 percent and 39 percent in the second quarter and the first six months of 1998, respectively. In both the second quarter and first six months of 1997, the effective tax rate was 40 percent.

                              FINANCIAL CONDITION
                          CONSOLIDATED BALANCE SHEET

  At June 30, 1998, the Corporation's total assets were $70.5 billion, reflecting a $1.2 billion increase from total assets of $69.3 billion at December 31, 1997. This increase was mainly attributable to a $1.3 billion increase in available for sale securities, primarily from Argentine and Brazilian operations, as well as from domestic interest rate risk management activities; a $.6 billion increase in federal funds sold and securities purchased under agreements to resell; and a $.7 billion increase in other assets, primarily from an increase in the investment in bank-owned life insurance as well as from an increase in an equity investment in an unconsolidated subsidiary. Total loans and lease financing at June 30, 1998 decreased by approximately $.7 billion. A $1.5 billion decrease in domestic loans and lease financing, due primarily to the divestiture of the national credit card business and reductions in residential mortgage and indirect auto loans, was offset partially by a $.8 billion increase in international loans and lease financing, principally from expansion efforts in Argentina. The increase in assets was primarily funded by an increase of approximately $1.7 billion in other funds borrowed. Notes payable increased approximately $.7 billion from December 31, 1997, mainly due to the issuance of $.5 billion of subordinated debt by BankBoston, N.A. and $.3 billion of senior medium-term notes by the Corporation.

  In June 1998, in anticipation of the redemption of the Corporation's preferred shares, a wholly-owned trust of the Corporation issued $250 million of capital securities and invested the proceeds in junior subordinated debt issued by the Corporation. See Note 6 of the Financial Statements for further discussion regarding these securities. In July 1998, the Corporation redeemed all of its remaining preferred stock including its adjustable rate cumulative preferred stock, Series A, Series B and Series C, and its fixed rate preferred stock, Series F, for a total redemption value of $278 million, which equaled the aggregate carrying value of the preferred stock.

  At the Corporation's annual meeting held on April 23, 1998, the Corporation's stockholders approved an increase in the number of authorized shares of common stock from 300 million shares to 500 million shares, and a change in the par value of such stock from $1.50 to $1.00 per share. On that same date, the Board of Directors (the Board) also approved a two-for-one stock split executed in the form of a stock dividend of one share for every share held. Average common shares outstanding, per common share data and stock options used for earnings per share computations for all periods shown have been adjusted to reflect the impact of the stock split which was effected on June 22, 1998.

  In July 1998, the Board declared a quarterly dividend of $.29 per share of common stock, payable on August 28, 1998 to shareholders of record on August 3, 1998. The future level of dividends paid on the Corporation's common stock will continue to be determined by the Board based on the Corporation's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors that the Board deems relevant.

  The Corporation's tangible common equity and common equity to total assets ratios were 6.1 percent and 6.7 percent, respectively, at June 30, 1998, compared with 5.8 percent and 6.3 percent, respectively, at December 31, 1997. The Corporation's Tier 1 and total capital ratios were 8.4 percent and 13.0 percent, respectively, at June 30, 1998, compared with 8.0 percent and 12.1 percent, respectively, at December 31, 1997. The Corporation's leverage ratio at June 30, 1998 was 7.8 percent, compared with 7.4 percent at December 31, 1997. The ratios at June 30, 1998 were positively influenced by the issuance of capital securities in the second quarter of 1998; however, the subsequent redemption of the Corporation's preferred stock in the third quarter of 1998 substantially offset the impact of this issuance.

  The Corporation has a capital planning process that is designed to maintain appropriate regulatory capital levels and ratios. As of June 30, 1998, the Corporation and its bank subsidiaries met all capital adequacy requirements to which they are subject.

                                RISK MANAGEMENT

  The Corporation has a risk management process in place for the identification, measurement, monitoring and control of the risks inherent in its business, including credit, liquidity, market, transaction, strategic, compliance, reputation and transfer risks.

  Two significant transitory risks that impact these primary risk factors include the Year 2000 issue and the introduction of the euro, a unified currency scheduled for adoption by participating European countries on January 1, 1999. The Corporation continues to prepare its systems and business infrastructure for the Year 2000 issue. The Corporation has an action plan in place and has devoted resources to its modification processes, and expects to substantially complete this work by the first quarter of 1999. These processes include application design and development, replacement and testing of individual systems. During 1999, the Corporation will conduct integrated testing that will consider interdependencies between systems and business processes and relationships. The Corporation continues to educate its vendors and customers regarding the Year 2000 issue, and to assess and monitor their Year 2000 readiness and potential impact on the Corporation. The Corporation expects to complete its Year 2000 action plans in a timely and effective manner to mitigate business interruption. However, there can be no assurance that interruptions will not occur, and that such interruptions will not have an adverse impact on the Corporation's results of operations and financial condition. The Corporation is subject to additional uncertainties due to its interdependencies with its vendors, customers and other entities, including governments, whose activities are outside of the Corporation's control. The Corporation has begun developing remediation and business resumption contingency plans to address these uncertainties. The Corporation has not incurred, and does not anticipate incurring material incremental costs in any single period, as most of the costs to prepare for the Year 2000 issue result from the reallocation of its current technology resources. For additional information related to the Corporation's preparations for the Year 2000 issue, see page 37 of the Corporation's Annual Report to Stockholders, which is incorporated by reference into its 1997 Annual Report on Form 10-K.

  In addition, a project team was created to address the operational, business and system issues arising from the introduction of the euro. This introduction could impact a number of the Corporation's products and services to global customers particularly with respect to asset management, cash management, treasury and payment activities. The Corporation anticipates that its efforts to address this issue will be completed in a timely manner, and that its programs will result in effective management of risks associated with the euro's introduction; however, there can be no assurance that the currency's introduction will not have any adverse impact on the Corporation, especially considering the interdependencies in global financial markets. The Corporation does not anticipate incurring material costs in implementing its programs.

                            CREDIT RISK MANAGEMENT

  Credit risk is defined as the risk of loss from a counterparty's failure or inability to meet the payment or performance terms of a contract with the Corporation. The Corporation's risk management process includes the management of all forms of credit risk, including balance sheet and off-balance sheet exposures. A discussion of the Corporation's credit risk management policies is included on pages 37 and 38 of its 1997 Annual Report to Stockholders, which is incorporated by reference into its 1997 Annual Report to Stockholders on Form 10-K.

                                CREDIT PROFILE

  The components of the lending portfolio are as follows:

                                   JUNE 30  MARCH 31  DEC. 31  SEPT. 30  JUNE 30
                                    1998      1998     1997      1997     1997
                                   -------  --------  -------  --------  -------
                                                 (IN MILLIONS)
United States
  Commercial, industrial and
   financial...................... $16,275  $15,887   $15,268  $15,062   $14,527
  Commercial real estate
    Construction..................     219      260       271      317       314
    Other.........................   3,876    3,736     4,211    3,845     3,398
  Consumer-related
    Residential mortgages.........   2,229    2,551     2,570    2,720     3,016
    Home equity...................   2,871    2,802     2,823    2,952     2,924
    Credit card...................     412      503     1,756    1,596     1,488
    Other.........................   2,753    2,801     2,956    3,118     4,739
  Lease financing.................   1,609    2,017     1,938    1,880     1,780
  Unearned income.................    (232)    (303)     (302)    (293)     (277)
                                   -------  -------   -------  -------   -------
                                    30,012   30,254    31,491   31,197    31,909
                                   -------  -------   -------  -------   -------
International
  Commercial and industrial.......   9,065    9,322     8,826    7,998     7,245
  Banks and other financial
   institutions...................     696      766       860      729       830
  Governments and official
   institutions...................      82      102        95       94        94
  Consumer-related
    Residential mortgages.........   1,318    1,302       947      893       781
    Credit card...................     248      226       182      155       148
    Other.........................   1,087      987       828      678       566
Lease financing...................     519      517       452      345       357
All other.........................     375      492       378      440       474
Unearned income...................    (148)    (146)      (79)     (68)      (91)
                                   -------  -------   -------  -------   -------
                                    13,242   13,568    12,489   11,264    10,404
                                   -------  -------   -------  -------   -------
    Total loans and lease
     financing.................... $43,254  $43,822   $43,980  $42,461   $42,313
                                   =======  =======   =======  =======   =======

  Total loans and lease financing decreased approximately $.7 billion from December 31, 1997, reflecting a $1.5 billion decrease in the domestic loan and lease financing portfolio offset partially by a $.8 billion increase in the international loan portfolio. The decrease in the domestic portfolio included a $1.8 billion decrease in consumer-related loans, a $.4 billion decrease in commercial real estate loans and a $.3 billion decrease in lease financing. This decrease in the domestic portfolio was partially offset by a $1.0 billion increase in commercial, industrial and financial loans. The decrease in consumer-related loans was primarily due to the first quarter 1998 contribution of the Corporation's national credit card portfolio of approximately $1.2 billion to a newly formed national credit card venture, as well as reductions in residential mortgage and indirect auto loan balances. The decrease in lease financing reflected the second quarter 1998 contribution of certain leases to a joint venture, with the corresponding equity investment being reflected in other assets. Commercial real estate loan levels were primarily affected by the timing of syndication activity. The increase in commercial, industrial and financial loans resulted from increases in various loan portfolios, including diversified finance, high technology, transportation and environmental services. The increase in international loans and lease financing, particularly the commercial and industrial and residential mortgage portfolios, was primarily due to the acquisition of Deutsche Argentina. Growth in existing Argentine operations, particularly in residential mortgage and other consumer portfolios, also contributed to the increase in international loans and lease financing. These increases were partially offset by strategic reductions in Europe and Asia, as well as decreased commercial and industrial lending in Brazil at the end of the second quarter of 1998.

  At June 30, 1998, approximately 44 percent of domestic commercial real estate loans was to borrowers domiciled in New England, compared to 46 percent at December 31, 1997. The portion of domestic commercial real estate loans located outside of New England was dispersed among 30 states at both June 30, 1998 and December 31, 1997.

  The Corporation's total loan portfolio at June 30, 1998 and December 31, 1997 included $1.3 billion and $1.6 billion of outstanding highly leveraged transaction (HLT) loans to 111 and 129 customers, respectively. The average HLT loan size at both June 30, 1998 and December 31, 1997 was approximately $12 million. The amount of unused commitments for HLT's at June 30, 1998 was $.8 billion, compared with $1.2 billion at December 31, 1997. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At June 30, 1998, the Corporation had one nonaccrual HLT loan of approximately $11 million. There were no nonaccrual HLT loans at December 31, 1997. In addition, there was one credit loss of approximately $2 million from HLT loans in the second quarter of 1998, as compared to the second quarter of 1997 which had no credit losses from HLT loans.

  A discussion of the Corporation's real estate and HLT lending activities and policies, and the effect of these activities on results of operations, is included on page 39 of its 1997 Annual Report to Stockholders, which is incorporated by reference into its 1997 Annual Report to Stockholders on Form 10-K.

                           NONACCRUAL LOANS AND OREO

  The details of consolidated nonaccrual loans and OREO are as follows:

                                     JUNE 30 MARCH 31 DEC. 31 SEPT. 30 JUNE 30
                                      1998     1998    1997     1997    1997
                                     ------- -------- ------- -------- -------
                                               (DOLLARS IN MILLIONS)
United States
  Commercial, industrial and
   financial........................  $ 63     $ 43    $ 59     $ 68    $ 39
  Commercial real estate
    Construction....................     2        3       3        4       3
    Other...........................    33       41      40       44      48
  Consumer-related
    Residential mortgages...........    42       46      50       51      56
    Home equity.....................    15       15      14       26      26
    Credit card.....................     6        6      26       22      22
    Other...........................    18       20      20       23      44
                                      ----     ----    ----     ----    ----
                                       179      174     212      238     238
                                      ----     ----    ----     ----    ----
International
  Commercial and industrial.........   107       97      64       58      72
  Consumer-related
    Residential mortgages...........    36       34      28       31      29
    Credit card.....................     6        4       4        3       4
    Other...........................    26       18      12        7       8
                                      ----     ----    ----     ----    ----
                                       175      153     108       99     113
                                      ----     ----    ----     ----    ----
    Total nonaccrual loans..........   354      327     320      337     351
OREO................................    28       42      36       50      47
                                      ----     ----    ----     ----    ----
    Total...........................  $382     $369    $356     $387    $398
                                      ====     ====    ====     ====    ====
Nonaccrual loans and OREO as a
 percent of related asset
 categories.........................   0.9%     0.8%    0.8%     0.9%    0.9%

  Total nonaccrual loans and OREO at June 30, 1998 increased $26 million from December 31, 1997, reflecting an increase in international nonaccrual loans of $67 million, offset in part by a decrease in domestic nonaccrual loans of $33 million. The increase in international nonaccrual loans was primarily related to growth in Argentine and Indonesian nonaccrual loans of approximately $29 million and $27 million, respectively. The increase in Argentine nonaccrual loans reflected the acquisition of Deutsche Argentina in January 1998, which held approximately $18 million in nonaccrual loans at June 30, 1998. The increase in Indonesian nonaccrual loans reflected Indonesia's continued economic difficulties. The decrease in domestic nonaccrual loans reflected a $20 million decrease in credit card nonaccrual loans and an $8 million decrease in residential mortgage nonaccrual loans, resulting from the Corporation's contribution of its national credit card portfolio to a new national credit card venture in the first quarter of 1998 as well as reductions in residential mortgage lending.

  In addition, the Corporation holds in available for sale securities approximately $50 million of commercial paper of an international customer, on which earnings are not being recognized.

  The level of nonaccrual loans and leases and OREO is influenced by the economic environment, including interest rate trends and economic stability, strategic initiatives and other internal and external factors. As such, no assurance can be given as to future levels of nonaccrual loans and leases and OREO.

                           RESERVE FOR CREDIT LOSSES

  The Corporation determines the level of its reserve for credit losses considering evaluations of individual credits, net losses charged to the reserve, changes in quality of the credit portfolio, levels of nonaccrual loans and leases, current economic conditions, cross-border risks, changes in size and character of the credit risks and other pertinent factors. The credit risk of off-balance-sheet exposures is managed as part of the overall extension of credit to individual customers and is considered in assessing the overall adequacy of the reserve for credit losses. The amount of the reserve for credit losses associated with off-balance-sheet exposures is not significant. The amount of the reserve for credit losses is reviewed by management quarterly.

  The reserve for credit losses at June 30, 1998 was $734 million, or 1.70 percent of outstanding loans and leases, compared with $712 million, or 1.62 percent, at December 31, 1997. The reserve for credit losses was 207 percent of nonaccrual loans and leases at June 30, 1998, compared to 222 percent at December 31, 1997. The future level of the reserve for credit losses will continue to be a function of management's evaluation of the Corporation's credit exposures existing at the time, including assessments of the future impact that events in Indonesia and other countries in Asia, as well as in other overseas markets, may have on the Corporation's various credit portfolios; the potential impact that the Year 2000 issue could have on the ability of the Corporation's customers to repay their obligations; as well as general economic conditions in the United States and various overseas markets. Therefore, no assurance can be given as to future levels of the reserve.

  Net credit losses were as follows:

                                      JUNE 30 MARCH 31 DEC. 31 SEPT. 30 JUNE 30
                                       1998     1998    1997     1997    1997
                                      ------- -------- ------- -------- -------
                                                    (IN MILLIONS)
QUARTERS ENDED
United States
  Commercial, industrial and finan-
   cial..............................   $ 5     $ 13     $ 8     $ 2      $ 5
  Commercial real estate.............    (1)      (1)             (2)      (3)
  Consumer-related
    Residential mortgages............     1        2       2       1
    Home equity......................     1        2       2       2        1
    Credit card......................     6       20      25      24       24
    Other............................    11       19      15      12       34
                                        ---     ----     ---     ---      ---
                                         23       55      52      39       61
                                        ---     ----     ---     ---      ---
International
  Commercial.........................    13       76       1      15       12
  Consumer-related
    Credit card......................     2        2       2       3        1
    Other............................    13        8       5       4        5
                                        ---     ----     ---     ---      ---
                                         28       86       8      22       18
                                        ---     ----     ---     ---      ---
    Total............................   $51     $141     $60     $61      $79
                                        ===     ====     ===     ===      ===

  Net credit losses were $51 million in the second quarter of 1998, compared with $79 million in the second quarter of 1997 and $141 million in the first quarter of 1998. The decrease of $28 million compared with the second quarter of 1997 was principally driven by the divestiture of the national credit card portfolio in the first quarter of 1998 and sale of FAC in the third quarter of 1997. The decrease of $90 million compared with the first quarter of 1998 was mainly due to the absence of an international charge-off of approximately $66 million of a series of loans to related borrowers that were initiated by a former officer in the Corporation's International Private Banking business. The Corporation has completed its investigation of the circumstances surrounding the above-mentioned loans and has taken disciplinary action with respect to a number of individuals. The Corporation is also vigorously pursuing collection of these loans, including claims under its insurance coverage. The decrease in net credit losses from the previous quarter also reflected the impact of the divestiture of the national credit card portfolio and improvement in domestic commercial, industrial and financial and other consumer-related portfolios, offset partially by additional charge-offs of $10 million on Indonesian loans.

  The Corporation expects continued pressure on charge-offs in the future. Although this pressure has been mitigated by the Corporation's divestiture of its National Consumer business, the future level of charge-offs will continue to be impacted by developments in various emerging markets countries, including the growth of consumer credit in Latin America and the impact of developing economic events in Indonesia and other countries in Asia, as well as developments in the U.S. economy.

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

  . Local country claims funded by non-local country obligations (typically U.S. dollars or other non-local currency) where the providers of funds agree that, in the event their claims cannot be repaid in the designated currency due to currency exchange restrictions in a given country, they may either accept payment in local currency or wait to receive the non-local currency until such time as it becomes available in the local market. At June 30, 1998, such outstandings related to emerging markets countries totaled $2.9 billion, compared with $2.8 billion at December 31, 1997.

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

  The following table summarizes by country the Corporation's approximate cross-border outstandings that individually amounted to 1.0 percent or more of consolidated total assets at June 30, 1998 and December 31, 1997.

                                                   PERCENTAGE OF
                        PUBLIC BANKS OTHER  TOTAL  TOTAL ASSETS  COMMITMENTS(1)
                        ------ ----- ------ ------ ------------- --------------
                                         (DOLLARS IN MILLIONS)
June 30, 1998(2)
  Argentina............ $  465 $  5  $1,055 $1,525      2.2%          $ 20
  Brazil...............  1,055   70     535  1,660      2.4             50
December 31, 1997(2)
  Argentina............ $  740 $  5  $1,035 $1,780      2.6%          $ 15
  Brazil...............    415  120     785  1,320      1.9            130
  Chile................    130  225     350    705      1.0             20

--------
(1) Included within commitments are letters of credit, guarantees and the undisbursed portions of loan commitments.
(2) Cross-border outstandings in countries which fell between .75% and 1% of consolidated total assets were approximately as follows: June 30, 1998-- Chile, $640 million; December 31, 1997--None.

                          EMERGING MARKETS COUNTRIES

  At June 30, 1998 and December 31, 1997, approximately $6.2 billion and $6.5 billion, respectively, of the Corporation's cross-border outstandings were to emerging markets countries. These cross-border outstandings, of which approximately 81 percent were loans at June 30, 1998, were mainly composed of short-term trade credits, non-trade-related loans and leases, government securities, capital investments in branches and subsidiaries, and available for sale and trading positions managed by the Corporation's Emerging Markets Sales, Trading & Research business.

                                 LATIN AMERICA

  At June 30, 1998, approximately $5.4 billion, or 87 percent, of cross-border outstandings to emerging markets countries were to countries in Latin America, compared with $5.2 billion, or 80 percent, at December 31, 1997. Substantially all of these cross-border outstandings were to customers in countries in which the Corporation maintained branch networks and/or subsidiaries.

  The Corporation has operated in Argentina since 1917, and is one of the largest foreign banks in the country. In Argentina, the Corporation offers products and services that include commercial and investment banking, credit cards, residential mortgages, automobile loans, mutual funds, brokerage, and custody.

  The Corporation's total assets in Argentina amounted to approximately $8.3 billion at June 30, 1998 and $6.6 billion at December 31, 1997. Included in these assets were cross-border outstandings of $1.5 billion and $1.8 billion at June 30, 1998 and December 31, 1997, respectively. Compared with December 31, 1997, Argentine loans and lease financing increased approximately $1.0 billion, mainly due to the acquisition of Deutsche Argentina. Additionally, other assets increased, including bank placements, fixed assets, and trading assets and available for sale securities.

  The Corporation's nonaccrual Argentine loans were $120 million and $91 million at June 30, 1998 and December 31, 1997, respectively. The increase in nonaccrual loans was due primarily to the Corporation's acquisition of Deutsche Argentina in January 1998. The percentage of nonaccrual loans to total Argentine loans and lease financing was the same as compared with December 31, 1997, amounting to approximately 2 percent at the end of each period. Net credit losses were $10 million in the second quarter of 1998, compared with $13 million in the second quarter of 1997.

  In July 1998, the Corporation uncovered irregularities in its Argentine branch in Mar del Plata. An assessment of the situation and related operations is underway, and a number of employees have been terminated. Although this assessment is ongoing, the Corporation does not expect that the outcome of this situation will have a material impact on its results of operations and financial condition.

  In 1997, the Corporation began a branch expansion program, under which it planned to open approximately 70 new branches throughout Argentina to expand its distribution capacity. As of the end of the second quarter of 1998, the program is proceeding as planned, and all of the branch openings have been completed. In addition, in the first quarter of 1998, the Corporation completed the acquisition of Deutsche Argentina, including its branch network and approximately $1.0 billion of loans and $1.5 billion of deposits. Subsequently, Deutsche Argentina was legally merged into BankBoston, N.A. System integration is expected to be completed in the second half of 1998. Upon completion of these integration activities, the Corporation expects to have approximately 140 branches in Argentina.

  The Corporation has operated in Brazil since 1947, and has a major presence in the country. In Brazil, the Corporation's offering of products and services includes commercial banking, trade financing, treasury and fee-based activities with particular emphasis on global capital markets, mutual funds, custody and credit cards.

  The Corporation's total assets in Brazil amounted to approximately $6.9 billion at June 30, 1998, compared with approximately $6.2 billion at December 31, 1997. Included in total assets are cross-border outstandings of $1.7 billion at June 30, 1998 and $1.3 billion at December 31, 1997. The increase in total assets was mainly due to an increase in trading assets and available for sale securities, reflecting balance sheet positioning and interest rate strategies.

  The Corporation's nonaccrual Brazilian loans were $15 million at June 30, 1998, compared with $12 million at December 31, 1997. The percentage of nonaccrual loans to total Brazilian loans and lease financing was less than 1 percent at the end of both periods. Net credit losses were $4 million in each of the second quarters of 1998 and 1997.

  In 1997, the Corporation announced a branch expansion program, under which it planned to open approximately 32 new branches throughout Brazil in order to increase its distribution capacity in that country. As of June 30, 1998, the program is progressing as planned with the opening of 15 new branches through June 30, 1998. The Corporation expects to have approximately 66 branches in Brazil upon completion of this program at the end of 1998.

  The Corporation's Argentine and Brazilian operations maintained currency positions at both June 30, 1998 and December 31, 1997. For further discussion of currency positions, see the "Market Risk Management" section.

  To date, the Corporation has not experienced credit difficulties in the Latin American loan portfolio as a result of the Asian economic situation; however, it is expected that Latin America will continue to evolve and be influenced by economic developments in other areas of the world, including Asia, as well as trends in foreign investment. In addition, the individual economies in Latin America can be influenced by events in other Latin American countries. The Corporation has not experienced any collection problems as a result of currency restrictions or foreign exchange liquidity problems on its current portfolio of cross-border outstandings to Latin America. If the actions implemented by Latin American governments do not remain effective over time, the Corporation's Latin American operations, including its cross-border outstandings, could experience adverse effects, such as deterioration of credit quality, a decline in the value of its trading and available for sale securities portfolios and declines in loan and deposit levels. Additionally, future economic policy of the Latin American countries could be impacted by potential changes in political leadership as elections occur in the respective countries. Each of these countries is at a different stage of development with a unique set of economic fundamentals; therefore, it is not possible to predict what developments will occur and what impact these developments will ultimately have on the economies of these countries or on the Corporation's financial condition and results of operations.

                                     ASIA

  At June 30, 1998, approximately $855 million, or approximately 10 percent, of total cross-border outstandings were to countries in Asia, compared with approximately $1.2 billion, or approximately 14 percent, at December 31, 1997. This decrease reflects the impact of the Corporation's efforts to actively manage and reduce its Asian exposures, particularly in South Korea and Indonesia. Substantially all of these cross-border outstandings were to customers in countries in which the Corporation maintains branch networks and/or subsidiaries.

  The following table presents a summary of the Corporation's total cross-border outstandings in Asia at June 30, 1998 and December 31, 1997:

                          JUNE 30, 1998                DECEMBER 31, 1997
                  ------------------------------ ------------------------------
                   CROSS-BORDER                   CROSS-BORDER
                  OUTSTANDINGS(1) COMMITMENTS(2) OUTSTANDINGS(1) COMMITMENTS(2)
                  --------------- -------------- --------------- --------------
                                          (IN MILLIONS)
South Korea(3)...      $355            $ 5           $  515           $ 35
Japan(4).........       160                             150
China............       105             15              145             35
Indonesia........        75                             200             15
Thailand.........        75              5               90              5
Taiwan(4)........        55              5               50              5
Philippines......        10             10               45             10
Other............        20              5               25             10
                       ----            ---           ------           ----
                       $855            $45           $1,220           $115
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

  The Corporation's Asian nonaccrual loans, primarily from Indonesian-related activities, were $32 million at June 30, 1998. In the second quarter of 1998, total net credit losses for Asia were $10 million, arising entirely from Indonesian-related activities. Asian nonaccrual loans as of December 31, 1997 and net credit losses for 1997 were not significant.

  Certain Asian countries continue to experience an economic and financial crisis, including devalued currencies, erosion of investor confidence and overcapacity across several industries. These events have led to corporate and financial sector bankruptcies as well as social and political instability, which could continue to result in a high level of volatility in world financial markets. The ultimate impact of the Asian crisis on the Corporation's financial condition and results of operations cannot be predicted at this time, and will be dependent on future events, including the success of the established IMF programs, the level of volatility in the various markets, the duration of these unsettled market conditions and the state of the underlying economies in the affected countries. These conditions, as well as developments in other overseas markets, could also impact the Corporation's operations in other countries, particularly in Argentina and Brazil, as well as the financial results of the Corporation's domestic commercial businesses. Management will continue to monitor these markets closely and manage its portfolio in order to maximize its future results, all within the parameters of the Corporation's established risk management processes.

                           LIQUIDITY RISK MANAGEMENT

  Liquidity risk is defined as the risk of loss from the Corporation's inability to meet its obligations when they come due, without incurring unacceptable costs. For additional information related to the Corporation's liquidity risk management, see pages 47 and 48 of the Corporation's 1997 Annual Report to Stockholders, which is incorporated by reference into its 1997 Annual Report on Form 10-K.

  The Corporation's liquid assets, which consist primarily of interest bearing deposits in other banks, federal funds sold and resale agreements, money market loans and unencumbered U.S. Treasury and government agency securities, were $8.9 billion at June 30, 1998, compared with $9.5 billion at December 31, 1997. Also, the Corporation has access to additional funding through the public markets. Management considers overall liquidity at June 30, 1998 to be adequate to meet current obligations, to support expectations for future changes in asset and liability levels and to carry on normal operations.

                            MARKET RISK MANAGEMENT

  Market risk is defined as the risk of loss related to adverse changes in market prices, such as interest rates and foreign currency exchange rates, of financial instruments. The Corporation's market risk management process includes the management of all forms of market risk, including balance sheet and off-balance-sheet exposures. Market risk is managed within policies and limits established by the Asset, Liability and Capital Committee (ALCCO) and the Market Risk Committee (MRC) and approved by the Board. The MRC is responsible for allocating the overall market risk limits set by ALCCO to the Corporation's market risk-taking activities, considering the results of the risk modeling process as well as other internal and external factors. Further information with respect to the Corporation's management of market risk is included on pages 48 through 50 of the Corporation's 1997 Annual Report to Stockholders, which is incorporated by reference into its 1997 Annual Report on Form 10-K.

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

  The Corporation manages the market risk related to its trading businesses on a daily basis using a Value-at-Risk (VAR) methodology. VAR is defined as the statistical estimate of the potential loss amount that the Corporation could incur from an adverse movement in market prices. The Corporation uses a 99% confidence level, which means that the Corporation would not expect to exceed the potential loss amount as calculated by VAR more than once out of every 100 trading days. The VAR methodology requires a number of key assumptions including the probability distribution of market variables and the liquidity of the underlying exposures. The VAR calculations include the effects of both interest rate and foreign exchange rate risks. The portion of the aggregate VAR associated with the Corporation's foreign exchange trading activities is not significant. The calculations do not take into account the potential diversification benefits of the different positions taken across trading portfolios. At June 30, 1998, the aggregate VAR limit for the Corporation's trading businesses was approximately $55 million. The aggregate VAR exposure at June 30, 1998 and December 31, 1997 was approximately $30 million and $35 million, respectively. The aggregate average VAR exposure for the second quarter of 1998 and fourth quarter of 1997 was approximately $33 million and $31 million, respectively. In addition to the Corporation's VAR methodology, stress and scenario tests are performed regularly to assess exposure to event risk in each major trading product line and in the aggregate.

                        ASSET AND LIABILITY MANAGEMENT

  The Corporation's U.S. dollar denominated assets and liabilities are exposed to interest rate risk. At June 30, 1998, U.S. dollar denominated assets comprised the majority of the Corporation's balance sheet. The Corporation's U.S. dollar denominated positions are evaluated and managed centrally through the Global Treasury group, utilizing several modeling methodologies. The two principal methodologies used are market value sensitivity and net interest revenue at risk. The results of these methodologies are reviewed monthly with ALCCO and at least quarterly with the Board.

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

  The following table shows the Corporation's quarter-end and average U.S. dollar denominated positions for market value sensitivity and net interest revenue at risk at June 30, 1998 and December 31, 1997.

                                  JUNE 30, 1998    DECEMBER 31, 1997(1)
                                ------------------ ------------------------
                                QUARTER- QUARTERLY QUARTER-      QUARTERLY
                                  END     AVERAGE     END         AVERAGE
                                -------- --------- ----------    ----------
                                         (DOLLARS IN MILLIONS)
Market value sensitivity(2)....   $149     $157      $  154       $  146
% of risk-based capital........    1.9%     2.0%        2.2%         2.1%
Net interest revenue at
 risk(3).......................   $ 13     $ 17      $    9    $      12
% of net interest revenue......     .5%      .7%         .4%          .5%

--------
(1) Amounts have been restated for comparability.
(2) Based on a 100 basis point adverse upward interest rate shock.
(3) Based on the greater of a 100 basis point adverse interest rate shock or a 200 basis point adverse change in interest rates over the next twelve-month period. At June 30, 1998, the adverse position was based on a 200 basis point increase in interest rates over the next twelve-month period; at December 31, 1997, the adverse position was based on a 100 basis point upward interest rate shock.

  During the second quarter of 1998, the Corporation implemented a new interest rate risk model to measure the interest rate risk of its U.S. dollar denominated assets and liabilities. The model has various enhanced capabilities which include more complete automatic data feeds, increased availability of data on a transaction or account level, expanded scenario analysis, and automated reconciliations. The new model generates more refined market value sensitivity and net interest revenue at risk position calculations and provides for increased efficiency in the risk measurement process. Consequently, the restated interest rate risk positions at December 31, 1997, presented in the above table, were lower than those generated under the previous model due to the new model's enhanced capabilities as discussed above.

  At June 30, 1998 and December 31, 1997, the Corporation's market value sensitivity and net interest revenue at risk over the next twelve months were negatively biased to rising interest rates. The Corporation's market value sensitivity and net interest revenue at risk were relatively unchanged from December 31, 1997.

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

  During the second quarter of 1998, the Corporation continued to structure its balance sheet to take positions in the currencies of certain emerging markets and other countries where it operates. These positions are generally taken when the Corporation believes that it can maximize its spread from interest operations by funding local currency assets with U.S. dollars rather than using local currency liabilities or by funding U.S. dollar assets with local currency liabilities. The average currency positions, which represent local currency assets funded by U.S. dollars, for Argentina, Brazil, and Chile during the second quarter of 1998 were $172 million, $63 million and $12 million, respectively. This compares with average currency positions for these same countries during the fourth quarter of 1997 of $160 million, $35 million and $29 million, respectively. Whenever these positions are taken, they are subject to limits established by ALCCO. Compliance with these limits is reviewed regularly by market risk management. To date, these positions have been liquid in nature and management has been able to close and re-open these positions as necessary.

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

                                                       JUNE 30, 1998
                          -------------------------------------------------------------------------------
                              TRADING PORTFOLIO(1)                      ALM PORTFOLIO(1)
                          -------------------------------  ----------------------------------------------
                                   FAIR VALUE(2)(3)(4)              FAIR VALUE(2)(3)
                          NOTIONAL ----------------------  NOTIONAL --------------------  UNRECOGNIZED(5)
                           AMOUNT   ASSET      LIABILITY    AMOUNT  ASSET     LIABILITY     GAIN (LOSS)
                          -------- ---------  -----------  -------- --------  ----------  ---------------
                                                       (IN MILLIONS)
Interest rate contracts
 Futures and forwards...  $27,049  $      17    $      22  $   930                             $ (8)
 Interest rate swaps....   23,919        207          292   12,170  $    196    $     96         57
 Interest rate options
 Purchased(6)...........   21,927         25                 2,370         3                      3
 Written or sold(6).....   12,203                      16    1,370                     5         (5)
                          -------  ---------    ---------  -------  --------    --------       ----
Total interest rate
 contracts..............  $85,098  $     249    $     330  $16,840  $    199    $    101       $ 47
                          =======  =========    =========  =======  ========    ========       ====
Foreign exchange
 contracts
 Spot and forward
  contracts.............  $37,314  $     421    $     394  $ 2,904  $     29    $     16       $ 12
 Options purchased......    3,325         81                     9
 Options written or
  sold..................    3,299                      71
                          -------  ---------    ---------  -------  --------    --------       ----
Total foreign exchange
 contracts..............  $43,938  $     502    $     465  $ 2,913  $     29    $     16       $ 12
                          =======  =========    =========  =======  ========    ========       ====
                                                     DECEMBER 31, 1997
                          -------------------------------------------------------------------------------
                              TRADING PORTFOLIO(1)                      ALM PORTFOLIO(1)
                          -------------------------------  ----------------------------------------------
                                   FAIR VALUE(2)(3)(4)              FAIR VALUE(2)(3)
                          NOTIONAL ----------------------  NOTIONAL --------------------  UNRECOGNIZED(5)
                           AMOUNT   ASSET      LIABILITY    AMOUNT  ASSET     LIABILITY     GAIN (LOSS)
                          -------- ---------  -----------  -------- --------  ----------  ---------------
                                                       (IN MILLIONS)
Interest rate contracts
 Futures and forwards...  $42,842  $      36    $      69  $ 3,947  $     21                   $ 11
 Interest rate swaps....   20,451        113          160   11,162       132    $     11         96
 Interest rate options
 Purchased(6)...........   23,231         56                 2,765        13                      2
 Written or sold........   12,716                      53
                          -------  ---------    ---------  -------  --------    --------       ----
Total interest rate
 contracts..............  $99,240  $     205    $     282  $17,874  $    166    $     11       $109
                          =======  =========    =========  =======  ========    ========       ====
Foreign exchange
 contracts
 Spot and forward
  contracts.............  $25,793  $     476    $     442  $ 2,430  $     36    $     41       $ (5)
 Options purchased......    5,428        115
 Options written or
  sold..................    6,692                     107
                          -------  ---------    ---------  -------  --------    --------       ----
Total foreign exchange
 contracts..............  $37,913  $     591    $     549  $ 2,430  $     36    $     41       $ (5)
                          =======  =========    =========  =======  ========    ========       ====

--------
(1) Contracts under master netting agreements are shown on a net basis for both the trading and ALM portfolios.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. The fair value amounts of the trading portfolio are included in other assets or other liabilities, as applicable. The majority of derivatives that are part of the ALM portfolio are accounted for on the accrual basis and not carried at fair value. In certain cases, contracts, such as futures, are subject to daily cash settlements; as such, the fair value of these instruments is zero.
(3) At June 30, 1998 and December 31, 1997, the credit exposure of interest rate derivatives and foreign exchange contracts is represented by the fair value of contracts reported in the "Asset" column.
(4) The average asset and liability fair value amounts for interest rate contracts included in the trading portfolio for the quarters ended June
    30, 1998 and December 31, 1997 were approximately $235 million and $311 million, respectively, and $182 million and $247 million, respectively.
    The average asset and liability fair value amounts for foreign exchange contracts included in the trading portfolio were approximately $572 million and $527 million, respectively, for the quarter ended June 30, 1998, and $538 million and $503 million, respectively, for the quarter ended December 31, 1997.
(5) Unrecognized gain or loss represents the amount of gain or loss, based on fair value, that has not been recognized in the income statement at the balance sheet date. This includes amounts related to contracts that have been terminated. Such amounts are recognized as an adjustment of yield over the period being managed. At June 30, 1998, there were $4 million of unrecognized gains related to terminated contracts that are being amortized to net interest revenue over a weighted average period of 8 months. At December 31, 1997, there were $7 million of unrecognized gains related to terminated contracts that were being amortized to net interest revenue over a weighted average period of 14 months.
(6) At June 30, 1998 and December 31, 1997, the ALM Portfolio included equity contracts entered into by the Corporation's Argentine operations. These contracts are linked to Argentine deposit products, where the holder receives payment based upon the changes in the prices of underlying emerging markets securities.

  Net trading gains or losses from interest rate derivatives are recorded in trading account profits and commissions. The Corporation's interest rate derivative trading activities primarily include providing risk management products to its customers. Derivatives are also used to manage risk in other trading portfolios, such as emerging markets securities. The results of these derivative activities are combined with the results of the respective trading portfolio to determine the overall performance of the trading business and, as such, are not included in the results of derivative trading activities. Net trading gains from interest rate derivative trading for the quarter and six months ended June 30, 1998 were $6 million and $12 million, respectively, and for the quarter and six months ended June 30, 1997 were $4 million and $9 million, respectively.

  Net trading gains from foreign exchange contracts are recorded in other income. Net trading gains from foreign exchange activities, which include foreign exchange spot, forward and options contracts, for the quarter and six months ended June 30, 1998 were $32 million and $61 million, respectively, and for the quarter and six months ended June 30, 1997 were $20 million and $39 million, respectively.

  The following table summarizes the remaining maturity of interest rate derivative financial instruments entered into for asset and liability management purposes as of June 30, 1998.

                                             REMAINING MATURITY
                         -----------------------------------------------------------------
                                                                    JUNE 30,  DECEMBER 31,
                                                                      1998        1997
                          1998    1999    2000  2001  2002  2003+    TOTAL       TOTAL
                         ------  -------  ----  ----  ----  ------  --------  ------------
                                           (DOLLARS IN MILLIONS)
INTEREST RATE SWAPS
Domestic
Receive fixed rate
 swaps(1)
 Notional amount........ $  794  $   825  $545  $350  $170  $2,236  $ 4,920     $ 4,699
 Weighted average
  receive rate..........   6.00%    5.93% 5.77% 6.16% 6.61%   6.46%    6.22%       6.26%
 Weighted average pay
  rate..................   5.67%    5.68% 5.70% 5.68% 5.68%   5.68%    5.65%       5.84%
Pay fixed rate swaps(1)
 Notional amount........ $  102  $   185                    $  364  $   651     $   344
 Weighted average
  receive rate..........   5.69%    5.22%                     5.99%    5.81%       5.85%
 Weighted average pay
  rate..................   5.16%    5.52%                     5.72%    5.51%       6.03%
Basis swaps(2)
 Notional amount........ $  365  $   200  $ 50                      $   615     $   725
 Weighted average
  receive rate..........   5.75%    5.70% 5.94%                        7.56%       7.53%
 Weighted average pay
  rate..................   5.68%    5.66% 5.69%                        5.82%       5.98%
Total Domestic Interest
 Rate Swaps
 Notional amount........ $1,261  $ 1,210  $595  $350  $170  $2,600  $ 6,186     $ 5,768
 Weighted average
  receive rate(3).......   5.90%    5.78% 5.78% 6.16% 6.61%   6.39%    6.10%       6.39%
 Weighted average pay
  rate(3)...............   5.63%    5.66% 5.70% 5.68% 5.68%   5.68%    5.66%       5.87%
Total International
 Interest Rate Swaps
 Notional Amount(4)..... $  101  $ 5,865        $ 16        $    2  $ 5,984     $ 5,394
OTHER DERIVATIVE
 PRODUCTS
Futures and
 forwards(5)............ $  930                                     $   930     $ 3,947
Interest rate options
 purchased(6)........... $  500  $ 1,870                            $ 2,370     $ 2,765
Interest rate options
 sold(6)................         $ 1,370                            $ 1,370
                         ------  -------  ----  ----  ----  ------  -------     -------
Total Consolidated
 Notional Amount........ $2,792  $10,315  $595  $366  $170  $2,602  $16,840     $17,874
                         ======  =======  ====  ====  ====  ======  =======     =======

--------
(1) Approximately $1.7 billion of the receive fixed rate swaps are linked to floating rate loans, and the remaining $3.2 billion to fixed rate notes payable. Of the swaps linked to notes payable, approximately $1.6 billion are scheduled to mature in 2003 and thereafter. The majority of the pay fixed rate swaps are linked to available for sale securities.
(2) Basis swaps represent swaps where both the pay rate and receive rate are floating rates. Most of the basis swaps are linked to bank notes.
(3) The majority of the Corporation's interest rate swaps accrue at LIBOR. In arriving at the variable weighted average receive and pay rates, LIBOR rates in effect as of June 30, 1998 have been implicitly assumed to remain constant throughout the terms of the swaps. Future changes in LIBOR rates would affect the variable rate information disclosed.
(4) At June 30, 1998 and December 31, 1997, the majority of the international portfolio is comprised of swaps entered into by the Corporation's Brazilian operations. These swaps typically include the exchange of floating rate indices that are limited to the Brazilian market.
(5) Represents contracts entered into by the Corporation's Brazilian operations in the local market which are linked to short-term interest bearing assets and liabilities.
(6) At June 30, 1998 and December 31, 1997, primarily includes equity contracts entered into by the Corporation's Argentine operations. These contracts are linked to Argentine deposit products where the holder receives payment based on changes in the prices of underlying Argentine securities.

  The Corporation routinely reviews its asset and liability derivative positions to determine whether such instruments continue to function as effective risk management tools. The utilization of derivative instruments is modified from time to time in response to changing market conditions, as well as changes in the characteristics and mix of the Corporation's related assets and liabilities.

  Additional information on the Corporation's derivative products, including accounting policies, is included on pages 51 and 52, and in Notes 1 and 23 to the Financial Statements, in the Corporation's 1997 Annual Report to Stockholders, which is incorporated by reference in its 1997 Annual Report on Form 10-K.

                       RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value should be recognized currently in earnings unless the derivative is designated as a hedge. When designated as a hedge, the fair value should be recognized currently in earnings or in other nonowner changes in equity, depending on whether such designation is as a fair value or as a cash flow hedge. With respect to fair value hedges, fair value of the derivative, as well as changes in the fair value of the hedged item are reported in the income statement. With cash flow hedges, changes in the derivative's fair value are reported in other nonowner changes in equity and reclassified to the income statement in periods in which earnings are affected by the hedged variable cash flows or forecasted transaction. SFAS 133 also requires a company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

  SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and cannot be applied retroactively. The Corporation intends to adopt the Statement as of January 1, 2000; however, it has not yet quantified the financial statement impact of adoption, nor determined the method of adoption. The Corporation anticipates that adoption could increase volatility in earnings and other nonowner changes in equity, and could result in certain modifications to systems and hedging methodologies.

                             BANKBOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           JUNE 30,  DECEMBER 31,
                                                             1998        1997
                                                           --------  ------------
                          ASSETS
Cash and due from banks................................... $ 3,727     $ 4,006
Interest bearing deposits in other banks..................   1,224       1,592
Federal funds sold and securities purchased under
 agreements to resell.....................................   2,614       2,017
Trading securities........................................   1,866       1,833
Securities
  Available for sale......................................  11,142       9,865
  Held to maturity (fair value of $608 in 1998 and $621 in
   1997)..................................................     604         618
Loans and lease financing
  United States operations................................  30,012      31,491
  International operations................................  13,242      12,489
                                                           -------     -------
    Total loans and lease financing (net of unearned
     income of $380 in 1998 and $381 in 1997).............  43,254      43,980
Reserve for credit losses.................................    (734)       (712)
                                                           -------     -------
  Net loans and lease financing...........................  42,520      43,268
Premises and equipment, net...............................   1,160       1,042
Due from customers on acceptances.........................     394         462
Accrued interest receivable...............................     546         552
Other assets..............................................   4,702       4,013
                                                           -------     -------
TOTAL ASSETS.............................................. $70,499     $69,268
                                                           =======     =======

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (CONTINUED)

                                                        JUNE 30,  DECEMBER 31,
                                                          1998        1997
                                                        --------  ------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 Domestic offices
  Noninterest bearing.................................. $ 8,034     $ 8,507
  Interest bearing.....................................  24,749      25,104
 Overseas offices
  Noninterest bearing..................................   1,205       1,085
  Interest bearing.....................................  11,208      11,065
                                                        -------     -------
    Total deposits.....................................  45,196      45,761
Funds borrowed
 Federal funds purchased...............................     839       1,003
 Term federal funds purchased..........................   1,525       2,530
 Securities sold under agreements to repurchase........   2,077       1,789
 Other funds borrowed..................................   8,066       6,401
Acceptances outstanding................................     397         460
Accrued expenses and other liabilities.................   2,742       3,026
Notes payable..........................................   3,682       2,941
Guaranteed preferred beneficial interests in
 Corporation's junior subordinated debentures..........     995         747
                                                        -------     -------
TOTAL LIABILITIES......................................  65,519      64,658
                                                        -------     -------
Commitments and contingencies
Stockholders' equity
 Preferred stock without par value
  Authorized shares--10,000,000
  Issued and outstanding shares--3,673,941.............     278         278
 Common stock, par value $1.00 in 1998 and $1.50 in
  1997
  Authorized shares--500,000,000 in 1998 and
  300,000,000 in 1997
  Issued shares--307,456,520 in 1998 and 154,002,254 in
  1997
  Outstanding shares--294,126,025 in 1998 and
  145,706,594 in 1997..................................     307         231
Surplus................................................   1,127       1,219
Retained earnings......................................   3,742       3,472
Net unrealized gain on securities available for sale,
 net of tax............................................      45          53
Cumulative translation adjustments, net of tax.........     (11)        (11)
Treasury stock, at cost (13,330,495 shares in 1998 and
 8,295,660 shares in 1997).............................    (508)       (632)
                                                        -------     -------
TOTAL STOCKHOLDERS' EQUITY.............................   4,980       4,610
                                                        -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............. $70,499     $69,268
                                                        =======     =======

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                             QUARTERS ENDED   SIX MONTHS ENDED
                                                 JUNE 30           JUNE 30
                                             ---------------- -----------------
                                              1998     1997     1998     1997
                                             -------  ------- -------- --------
INTEREST INCOME
  Loans and lease financing, including
   fees..................................... $ 1,032  $ 1,001 $  2,043 $  1,975
  Securities................................     202      163      380      333
  Trading securities........................      36       28       66       56
  Federal funds sold and securities
   purchased under agreements to resell.....      94       53      179      121
  Deposits in other banks...................      26       36       60       71
                                             -------  ------- -------- --------
    Total interest income...................   1,390    1,281    2,728    2,556
                                             -------  ------- -------- --------
INTEREST EXPENSE
  Deposits of domestic offices..............     237      233      476      462
  Deposits of overseas offices..............     227      172      450      343
  Funds borrowed............................     210      199      417      392
  Notes payable.............................      76       61      142      123
                                             -------  ------- -------- --------
    Total interest expense..................     750      665    1,485    1,320
                                             -------  ------- -------- --------
NET INTEREST REVENUE........................     640      616    1,243    1,236
  Provision for credit losses...............      60       60      200      120
                                             -------  ------- -------- --------
  Net interest revenue after provision for
   credit losses............................     580      556    1,043    1,116
                                             -------  ------- -------- --------
NONINTEREST INCOME
  Financial service fees....................     192      156      355      293
  Trust and agency fees.....................      82       69      161      135
  Trading profits and commissions...........      (4)      28       30       47
  Net securities gains......................      11       32       36       41
  Other income..............................     176       92      464      191
                                             -------  ------- -------- --------
    Total noninterest income................     457      377    1,046      707
                                             -------  ------- -------- --------
NONINTEREST EXPENSE
  Salaries..................................     305      260      598      518
  Employee benefits.........................      63       52      124      104
  Occupancy expense.........................      56       52      110      103
  Equipment expense.........................      40       36       80       71
  Other expense.............................     183      178      396      326
                                             -------  ------- -------- --------
    Total noninterest expense...............     647      578    1,308    1,122
                                             -------  ------- -------- --------
Income before income taxes..................     390      355      781      701
Provision for income taxes..................     148      143      301      282
                                             -------  ------- -------- --------
NET INCOME.................................. $   242  $   212 $    480 $    419
                                             =======  ======= ======== ========
NET INCOME APPLICABLE TO COMMON STOCK....... $   238  $   203 $    471 $    400
                                             =======  ======= ======== ========
PER COMMON SHARE
Net income
  Basic..................................... $   .81  $   .68 $   1.61 $   1.33
  Diluted................................... $   .80  $   .68 $   1.58 $   1.31
Dividends declared.......................... $   .29  $   .26 $    .58 $    .48
AVERAGE NUMBER OF COMMON SHARES (IN
 THOUSANDS)
  Basic..................................... 293,769  295,820  293,159  301,300
  Diluted................................... 298,275  299,574  297,579  305,382

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN MILLIONS)

                                                                 1998    1997
                                                                ------  ------
SIX MONTHS ENDED JUNE 30
BALANCE, BEGINNING OF PERIOD................................... $4,610  $4,934
Net income.....................................................    480     419
Other nonowner changes in equity
  Change in unrealized gain on securities available for sale,
   net of tax and reclassification adjustment..................     (8)    (22)
  Change in foreign currency translation adjustment, net of
   tax.........................................................             (3)
                                                                ------  ------
    Total nonowner changes in equity...........................    472     394
                                                                ------  ------
Common stock issued in connection with
  Exercise of stock options....................................     33      17
  Dividend reinvestment and common stock purchase plan.........     11      11
  Restricted stock grants, net of forfeitures..................     11       6
  Business combinations........................................              7
  Other, principally employee benefit plans....................     22      19
Cash dividends declared
  Preferred stock..............................................     (9)    (19)
  Common stock.................................................   (170)   (143)
Purchases of treasury stock....................................           (552)
                                                                ------  ------
BALANCE, END OF PERIOD......................................... $4,980  $4,674
                                                                ======  ======



   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN MILLIONS)

                                                                1998     1997
                                                               -------  -------
SIX MONTHS ENDED JUNE 30
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...................................................  $   480  $   419
Reconciliation of net income to net cash provided from
 operating activities
 Provision for credit losses.................................      200      120
 Depreciation and amortization...............................       90       79
 Provision for deferred taxes................................       35       44
 Net gains on sales of securities and other assets...........     (324)    (127)
 Change in trading securities................................      (33)    (450)
 Net change in interest receivables and payables.............       24      (38)
 Other, net..................................................     (171)     527
                                                               -------  -------
 Net cash provided from operating activities.................      301      574
                                                               -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided from (used for) interest bearing deposits
 in other banks..............................................      368     (201)
Net cash used for federal funds sold and securities purchased
 under agreements to resell..................................     (597)    (378)
Securities available for sale
 Sales.......................................................    5,387    2,711
 Maturities..................................................    1,504    1,161
 Purchases...................................................   (8,128)  (5,114)
Securities held to maturity
 Maturities..................................................       45       73
 Purchases...................................................      (31)     (29)
Net cash used for lending and lease activities of nonbank
 entities....................................................     (125)    (551)
Proceeds from sales of loan portfolios by bank subsidiaries..    1,207    1,295
Net cash provided from (used for) lending and lease
 activities of bank subsidiaries.............................      297   (2,188)
Proceeds from sales of other real estate owned...............       28       12
Expenditures for premises and equipment......................     (179)    (152)
Proceeds from sales of business units, premises and
 equipment...................................................      400       21
Payment for purchase business combination, net of cash
 acquired....................................................     (207)
Purchase of investment in bank-owned life insurance..........     (400)
Other, net...................................................      213      165
                                                               -------  -------
 Net cash used for investing activities......................     (218)  (3,175)
                                                               -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided from (used for) deposits...................   (2,016)     147
Net cash provided from funds borrowed........................      784    3,219
Repayments of notes payable..................................     (172)    (510)
Net proceeds from issuance of notes payable..................      913      385
Net proceeds from issuance of guaranteed preferred beneficial
 interests in Corporation's junior subordinated debentures...      248      247
Net proceeds from issuance of common stock...................       66       42
Purchases of treasury stock..................................              (552)
Dividends paid...............................................     (179)    (162)
                                                               -------  -------
 Net cash provided from (used for) financing activities......     (356)   2,816
Effect of foreign currency translation on cash...............       (6)      (3)
                                                               -------  -------
NET CHANGE IN CASH AND DUE FROM BANKS........................     (279)     212
CASH AND DUE FROM BANKS AT JANUARY 1.........................    4,006    4,273
                                                               -------  -------
CASH AND DUE FROM BANKS AT JUNE 30...........................  $ 3,727  $ 4,485
                                                               =======  =======
Interest payments made.......................................  $ 1,467  $ 1,361
Income tax payments made.....................................  $   207  $   284

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

2. ACQUISITIONS

  In May 1998, the Corporation announced an agreement to acquire the investment banking operations of Robertson Stephens from BankAmerica Corporation for $400 million in cash. In addition to the purchase price, the Corporation will pay $400 million in compensation and stock options over approximately three and one-half years from the date of closing of the acquisition. Additional information on this acquisition can be found in Management's Discussion and Analysis, in the section entitled "Results of Operations -- General."

3. SECURITIES

  A summary comparison of securities available for sale by type is as follows:

                                            JUNE 30, 1998   DECEMBER 31, 1997
                                           ---------------- -------------------
                                                   CARRYING          CARRYING
                                            COST    VALUE    COST      VALUE
                                           ------- -------- -------- ----------
                                                     (IN MILLIONS)
   U.S. Treasury.......................... $   705 $   710  $    936  $    943
   U.S. government agencies and
    corporations--
    mortgage-backed securities............   6,012   6,058     5,816     5,878
   States and political subdivisions......      20      20        54        54
   Foreign debt securities................   2,275   2,243     1,391     1,375
   Other debt securities..................   1,278   1,287       872       877
   Marketable equity securities...........     209     253       187       216
   Other equity securities................     571     571       522       522
                                           ------- -------  --------  --------
                                           $11,070 $11,142  $  9,778  $  9,865
                                           ======= =======  ========  ========

  Other equity securities included in securities available for sale are not traded on established exchanges and are carried at cost.

  A summary comparison of securities held to maturity by type is as follows:

                                        JUNE 30, 1998      DECEMBER 31, 1997
                                     -------------------- --------------------
                                     AMORTIZED            AMORTIZED
                                       COST    FAIR VALUE   COST    FAIR VALUE
                                     --------- ---------- --------- ----------
                                                   (IN MILLIONS)
   U.S. Treasury....................   $  8       $  8      $  6       $  6
   U.S. government agencies and
    corporations--
    mortgage-backed securities......    504        508       520        523
   Foreign debt securities..........     13         13        11         11
   Other debt securities............      3          3
   Other equity securities..........     76         76        81         81
                                       ----       ----      ----       ----
                                       $604       $608      $618       $621
                                       ====       ====      ====       ====

                             BANKBOSTON CORPORATION

  Other equity securities included in securities held to maturity represent securities, such as Federal Reserve Bank and Federal Home Loan Bank stock, which are not traded on established exchanges and have only redemption capabilities. Fair values for such securities are considered to approximate cost.

4. LOANS AND LEASE FINANCING

  The following are the details of loan and lease financing balances:

                                                          JUNE 30,  DECEMBER 31,
                                                            1998        1997
                                                          --------  ------------
                                                              (IN MILLIONS)
   United States operations
     Commercial, industrial and financial................ $16,275     $15,268
     Commercial real estate
       Construction......................................     219         271
       Other.............................................   3,876       4,211
     Consumer-related
       Residential mortgages.............................   2,229       2,570
       Home equity.......................................   2,871       2,823
       Credit card.......................................     412       1,756
       Other.............................................   2,753       2,956
     Lease financing.....................................   1,609       1,938
     Unearned income.....................................    (232)       (302)
                                                          -------     -------
                                                           30,012      31,491
                                                          -------     -------
   International operations
     Commercial and industrial...........................   9,065       8,826
     Banks and other financial institutions..............     696         860
     Governments and official institutions...............      82          95
     Consumer-related
       Residential mortgages.............................   1,318         947
       Credit card.......................................     248         182
       Other.............................................   1,087         828
     Lease financing.....................................     519         452
     All other...........................................     375         378
     Unearned income.....................................    (148)        (79)
                                                          -------     -------
                                                           13,242      12,489
                                                          -------     -------
                                                          $43,254     $43,980
                                                          =======     =======

                            BANKBOSTON CORPORATION

5. RESERVE FOR CREDIT LOSSES

  An analysis of the reserve for credit losses is as follows:

                                                       QUARTERS    SIX MONTHS
                                                        ENDED         ENDED
                                                       JUNE 30       JUNE 30
                                                      -----------  ------------
                                                      1998  1997   1998   1997
                                                      ----  -----  -----  -----
                                                          (IN MILLIONS)
BALANCE, BEGINNING OF PERIOD......................... $725  $ 864  $ 712  $ 883
Provision............................................   60     60    200    120
Reserves of entities acquired........................                 14
Domestic credit losses
  Commercial, industrial and financial...............   (8)    (7)   (24)   (27)
  Commercial real estate.............................   (3)    (3)    (4)    (4)
  Consumer-related
    Residential mortgages............................   (1)    (1)    (4)    (4)
    Credit card......................................   (6)   (25)   (27)   (45)
    Home equity......................................   (2)    (2)    (4)    (5)
    Other............................................  (17)   (44)   (40)   (87)
International credit losses..........................  (36)   (24)  (126)   (31)
                                                      ----  -----  -----  -----
    Total credit losses..............................  (73)  (106)  (229)  (203)
                                                      ----  -----  -----  -----
Domestic recoveries
  Commercial, industrial and financial...............    3      2      6      4
  Commercial real estate.............................    4      6      6      7
  Consumer-related
    Residential mortgages............................           1      1      3
    Credit card......................................           1      1      2
    Home equity......................................    1      1      1      1
    Other............................................    6     10     10     18
International recoveries.............................    8      6     12     10
                                                      ----  -----  -----  -----
    Total recoveries.................................   22     27     37     45
                                                      ----  -----  -----  -----
Net credit losses....................................  (51)   (79)  (192)  (158)
                                                      ----  -----  -----  -----
BALANCE, END OF PERIOD............................... $734  $ 845  $ 734  $ 845
                                                      ====  =====  =====  =====

  At June 30, 1998, loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," totaled $201 million, of which $19 million related to loans with no valuation reserve and $182 million related to loans with a valuation reserve of $77 million. At June 30, 1997, impaired loans totaled $189 million, of which $32 million related to loans with no valuation reserve and $157 million related to loans with a valuation reserve of $31 million. For the quarters ended June 30, 1998 and 1997, average impaired loans were approximately $187 million and $213 million, respectively. For the six months ended June 30, 1998 and 1997, average impaired loans were approximately $180 million and $229 million, respectively. Interest recognized on impaired loans during these periods was not material.

                            BANKBOSTON CORPORATION

6. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEBENTURES

  Since November 1996, the Corporation has formed five wholly-owned grantor trusts (BankBoston Capital Trusts I, II, III, IV and V, or, collectively, the Trusts), for the exclusive purpose of issuing capital securities (Trust Securities) and investing the proceeds from the sale of such securities in junior subordinated debentures issued by the Corporation.

  In the fourth quarter of 1996, BankBoston Capital Trust I issued $250 million of its 8 1/4% Trust Securities, and BankBoston Capital Trust II issued $250 million of its 7 3/4% Trust Securities. Both issues of Trust Securities have a liquidation preference of $1,000 per Trust Security, pay distributions semiannually, can be prepaid at the option of the Trusts, in whole or in part, on or after December 15, 2006, and are scheduled to mature on December 15, 2026. In June 1997, BankBoston Capital Trust III issued $250 million of its floating rate Trust Securities. These Trust Securities have a liquidation preference of $1,000 per Trust Security, pay distributions quarterly at LIBOR plus .75%, can be prepaid at the option of Trust III, in whole or in part, on or after June 15, 2007, and are scheduled to mature on June 15, 2027. At June 30, 1998, the interest rate on these floating rate Trust Securities was 6.44%. In addition, in June 1998, BankBoston Capital Trust IV issued $250 million of its floating rate Trust Securities. These Trust Securities have a liquidation preference of $1,000 per Trust Security, pay distributions quarterly at LIBOR plus .60%, can be prepaid at the option of Trust IV, in whole or in part, on or after June 8, 2003, and are scheduled to mature on June 8, 2028. At June 30, 1998, the interest rate on these floating rate Trust Securities was 6.29%. The Corporation has fully, irrevocably and unconditionally guaranteed all of the Trusts' obligations under the Trust Securities.

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

                            BANKBOSTON CORPORATION

7. EARNINGS PER SHARE

  In April 1998, stockholders of the Corporation approved an increase in the number of authorized shares of common stock from 300 million shares to 500 million shares, and a change in the par value of such stock from $1.50 per share to $1.00 per share. In addition, the Corporation announced the approval by its Board of Directors of a two-for-one split of the Corporation's common stock, to be executed in the form of a stock dividend of one share for every share held. The stock dividend was paid on June 22, 1998. Average common shares outstanding, per common share data and stock options for all periods shown have been adjusted to reflect the effect of the stock split.

  A summary of the Corporation's calculation of earnings per share is as follows:

                                              QUARTERS ENDED  SIX MONTHS ENDED
                                                  JUNE 30          JUNE 30
                                              --------------- -----------------
                                               1998    1997     1998     1997
                                              ------- ------- -------- --------
                                                        (IN MILLIONS)
Net income................................... $   242 $   212 $    480 $    419
Less preferred dividends.....................       4       9        9       19
                                              ------- ------- -------- --------
Net income applicable to common stock........ $   238 $   203 $    471 $    400
                                              ======= ======= ======== ========
                                                       (IN THOUSANDS)
Weighted average number of common shares
 outstanding used in calculation of basic
 earnings per share.......................... 293,769 295,820  293,159  301,300
Incremental shares from the assumed exercise
 of dilutive stock options as of the
 beginning of the period.....................   4,506   3,754    4,420    4,082
                                              ------- ------- -------- --------
Weighted average number of common shares
 outstanding used in calculation of diluted
 earnings per share.......................... 298,275 299,574  297,579  305,382
                                              ======= ======= ======== ========
  Basic earnings per common share............ $   .81 $   .68 $   1.61 $   1.33
                                              ======= ======= ======== ========
  Diluted earnings per common share.......... $   .80 $   .68 $   1.58 $   1.31
                                              ======= ======= ======== ========

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

  The Corporation has reported nonowner changes in equity for the six months ended June 30, 1998 and 1997 in the accompanying consolidated statement of changes in stockholders' equity on a net-of-tax basis. The changes in unrealized gain on securities available for sale have also been presented net of reclassification

                            BANKBOSTON CORPORATION
adjustments related to net securities gains that were realized from sales of such securities during the respective periods. These gains, on an after-tax basis, amounted to $22 million and $25 million for the six months ended June 30, 1998 and 1997, respectively. Tax provisions (benefits) related to other nonowner changes in equity for the six months ended June 30, 1998 and 1997 were as follows: change in unrealized gain on securities available for sale, $9 million and $2 million, respectively; reclassification adjustment, $14 million and $16 million, respectively; and change in foreign currency translation, zero and $(2) million, respectively.

10. SUBSEQUENT EVENT

  In July 1998, the Corporation redeemed all of the outstanding shares of its adjustable rate cumulative preferred stock, Series A, B and C, and its fixed rate cumulative preferred stock, Series F, at their total aggregate carrying value of $278 million, plus dividends payable at their respective redemption dates.

CONSOLIDATED BALANCE SHEET AVERAGES BY QUARTER

LAST NINE QUARTERS

                                   1996                        1997                    1998
                          ----------------------- ------------------------------- ---------------
                             2       3       4       1       2       3       4       1       2
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
                                                       (IN MILLIONS)
         ASSETS
Interest bearing
 deposits in other
 banks..................  $ 1,313 $ 1,256 $ 1,405 $ 1,961 $ 1,748 $ 1,737 $ 1,683 $ 1,579 $ 1,077
Federal funds sold and
 securities purchased
 under agreements to
 resell.................    1,532   1,708   2,047   2,189   1,896   2,018   2,322   2,524   3,252
Trading securities......    1,624   1,467   1,459   1,498   1,590   1,924   1,769   2,072   2,248
Loans held for sale.....       69      21      44
Securities..............    8,065   8,249   8,029   9,261   9,488   9,661  10,538  10,606  11,188
Loans and lease
 financing..............   40,114  41,223  41,835  41,732  42,112  42,429  43,242  43,706  44,196
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 Total earning assets...   52,717  53,924  54,819  56,641  56,834  57,769  59,554  60,487  61,961
Other assets............    5,664   6,125   6,237   6,583   7,112   7,935   8,538   9,223   9,275
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 TOTAL ASSETS...........  $58,381 $60,049 $61,056 $63,224 $63,946 $65,704 $68,092 $69,710 $71,236
                          ======= ======= ======= ======= ======= ======= ======= ======= =======
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
Deposits:
Domestic offices:
 Noninterest bearing....  $ 6,420 $ 6,694 $ 6,837 $ 6,951 $ 7,229 $ 7,182 $ 7,535 $ 7,482 $ 7,031
 Interest bearing.......   24,931  26,003  25,121  24,622  24,657  24,713  24,825  25,594  25,786
Overseas offices:
 Noninterest bearing....      465     491     455     599     626     709     883   1,134   1,178
 Interest bearing.......    9,302   9,429   9,618   9,727   9,734  10,385  11,009  11,564  11,409
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 Total deposits.........   41,118  42,617  42,031  41,899  42,246  42,989  44,252  45,774  45,404
Federal funds purchased
 and repurchase
 agreements.............    4,561   4,739   5,167   5,923   5,776   6,047   6,318   5,337   5,358
Other funds borrowed....    3,721   3,562   4,190   4,943   5,690   6,320   6,412   6,972   7,696
Notes payable(1)........    2,584   2,674   2,983   3,316   3,351   3,336   3,524   3,749   4,392
Other liabilities.......    1,709   1,698   1,860   2,191   2,216   2,464   3,106   3,148   3,508
Stockholders' equity....    4,688   4,759   4,825   4,952   4,667   4,548   4,480   4,730   4,878
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY..  $58,381 $60,049 $61,056 $63,224 $63,946 $65,704 $68,092 $69,710 $71,236
                          ======= ======= ======= ======= ======= ======= ======= ======= =======

--------
(1) Amounts for 1997 and 1998 include guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.

CONSOLIDATED STATEMENT OF INCOME BY QUARTER--TAXABLE EQUIVALENT BASIS

LAST NINE QUARTERS

                                  1996                     1997                  1998
                          --------------------  ---------------------------  -------------
                            2      3      4       1      2      3      4       1      2
                          ------ ------ ------  ------ ------ ------ ------  ------ ------
                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
NET INTEREST REVENUE      $571.5 $591.4 $611.2  $620.0 $615.9 $571.1 $621.5  $603.3 $639.5
Taxable equivalent
 adjustment.............     4.7    5.0    5.2     5.0    4.5    5.4    9.6     3.7    5.4
                          ------ ------ ------  ------ ------ ------ ------  ------ ------
 Total net interest
  revenue...............   576.2  596.4  616.4   625.0  620.4  576.5  631.1   607.0  644.9
Provision for credit
 losses.................    57.1   57.0   60.0    60.0   60.0   40.0   40.0   140.0   60.0
                          ------ ------ ------  ------ ------ ------ ------  ------ ------
 Net interest revenue
  after provision for
  credit losses.........   519.1  539.4  556.4   565.0  560.4  536.5  591.1   467.0  584.9
                          ------ ------ ------  ------ ------ ------ ------  ------ ------
NONINTEREST INCOME
Financial service fees..   135.3  140.4  146.6   137.5  155.7  168.4  193.6   162.8  191.7
Trust and agency fees...    61.9   61.6   65.0    66.0   69.4   72.8   74.8    79.3   82.1
Trading profits and
 commissions............    25.0   20.7   17.2    19.3   27.9   19.9   (8.6)   34.0   (3.7)
Net securities gains....     3.4    7.1    (.8)    8.8   31.9   11.3   27.4    24.8   11.4
Other income............   157.3  106.7  111.5    98.1   91.9  175.8  121.2   288.1  175.9
                          ------ ------ ------  ------ ------ ------ ------  ------ ------
 Total noninterest
  income................   382.9  336.5  339.5   329.7  376.8  448.2  408.4   589.0  457.4
                          ------ ------ ------  ------ ------ ------ ------  ------ ------
NONINTEREST EXPENSE
Salaries................   239.9  244.2  254.5   257.7  260.2  263.8  283.0   292.7  305.1
Employee benefits.......    49.0   49.1   44.4    52.7   51.3   54.0   56.3    60.9   63.3
Occupancy expense.......    49.7   51.1   50.6    50.8   52.1   49.6   51.3    54.4   55.8
Equipment expense.......    33.9   34.2   36.2    35.6   35.8   36.1   38.4    40.1   39.6
Acquisition, divestiture
 and restructuring
 expense................          180.0
Other expense...........   159.7  153.8  162.2   147.4  178.5  197.8  171.5   212.9  183.6
                          ------ ------ ------  ------ ------ ------ ------  ------ ------
 Total noninterest
  expense...............   532.2  712.4  547.9   544.2  577.9  601.3  600.5   661.0  647.4
                          ------ ------ ------  ------ ------ ------ ------  ------ ------
Income before income
 taxes..................   369.8  163.5  348.0   350.5  359.3  383.4  399.0   395.0  394.9
Provision for income
 taxes..................   151.3   78.5  141.3   138.7  142.8  152.3  154.7   153.0  147.6
Taxable equivalent
 adjustment.............     4.7    5.0    5.2     5.0    4.5    5.4    9.6     3.7    5.4
                          ------ ------ ------  ------ ------ ------ ------  ------ ------
                           156.0   83.5  146.5   143.7  147.3  157.7  164.3   156.7  153.0
                          ------ ------ ------  ------ ------ ------ ------  ------ ------
NET INCOME..............  $213.8 $ 80.0 $201.5  $206.8 $212.0 $225.7 $234.7  $238.3 $241.9
                          ====== ====== ======  ====== ====== ====== ======  ====== ======
PER COMMON SHARE(1)
Net Income
 Basic..................  $  .67 $  .23 $  .63  $  .64 $  .68 $  .75 $  .79  $  .80 $  .81
 Diluted................     .66    .23    .62     .63    .68    .73    .78     .79    .80
Cash dividends
 declared...............     .22    .22    .22     .22    .26    .26    .26     .29    .29

--------
(1) All per share information has been adjusted to reflect the Corporation's two-for-one stock split, effected in June 1998.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                     QUARTER ENDED JUNE 30, 1998
                                                     ---------------------------
                                                     AVERAGE             AVERAGE
                                                     VOLUME  INTEREST(1)  RATE
                                                     ------- ----------- -------
                                                        (DOLLARS IN MILLIONS)
                      ASSETS
Interest Bearing Deposits with Other Banks
 U.S...............................................  $    84   $    1      5.61%
 International.....................................      993       25     10.15
                                                     -------   ------
 Total.............................................    1,077       26      9.80
                                                     -------   ------     -----
Federal Funds Sold and Resale Agreements
 U.S...............................................    1,105       15      5.67
 International.....................................    2,147       79     14.75
                                                     -------   ------
 Total.............................................    3,252       94     11.66
                                                     -------   ------     -----
Trading Securities
 U.S...............................................    1,210       18      5.78
 International.....................................    1,038       18      7.11
                                                     -------   ------
 Total.............................................    2,248       36      6.40
                                                     -------   ------     -----
Securities
 U.S.
 Available for sale(2).............................    8,692      150      6.96
 Held to maturity..................................      613       10      6.62
 International
 Available for sale(2).............................    1,883       47      9.96
                                                     -------   ------
  Total............................................   11,188      207      7.40
                                                     -------   ------     -----
Loans and Lease Financing (Net of Unearned Income)
 U.S...............................................   30,255      630      8.36
 International.....................................   13,941      402     11.56
                                                     -------   ------
  Total loans and lease financing(3)...............   44,196    1,032      9.37
                                                     -------   ------     -----
 Earning assets....................................   61,961    1,395      9.03
                                                               ------     -----
 Nonearning assets.................................    9,275
                                                     -------
  Total Assets.....................................  $71,236
                                                     =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits..................................  $15,274   $  101      2.66%
 Time deposits.....................................   10,512      145      5.52
 International.....................................   11,409      218      7.67
                                                     -------   ------
  Total............................................   37,195      464      5.01
                                                     -------   ------     -----
Federal Funds Purchased and Repurchase Agreements
 U.S...............................................    5,103       68      5.32
 International.....................................      255        3      4.15
                                                     -------   ------
 Total.............................................    5,358       71      5.26
                                                     -------   ------     -----
Other Funds Borrowed
 U.S...............................................    5,870       86      5.91
 International.....................................    1,826       53     11.70
                                                     -------   ------
 Total.............................................    7,696      139      7.28
                                                     -------   ------     -----
Notes Payable
 U.S.(4)...........................................    4,051       67      6.70
 International.....................................      341        9     10.31
                                                     -------   ------
 Total.............................................    4,392       76      6.98
                                                     -------   ------     -----
 Total interest bearing liabilities................   54,641      750      5.51
                                                               ------     -----
 Demand deposits U.S...............................    7,031
 Demand deposits International.....................    1,178
 Other noninterest bearing liabilities.............    3,508
 Total Stockholders' Equity........................    4,878
                                                     -------
 Total Liabilities and Stockholders' Equity........  $71,236
                                                     =======
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE
 INTEREST EARNING ASSETS
 U.S...............................................  $41,959   $  431      4.12%
 International.....................................   20,002      214      4.29%
                                                     -------   ------
 Total.............................................  $61,961   $  645      4.17%
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

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                     QUARTER ENDED JUNE 30, 1997
                                                     ---------------------------
                                                     AVERAGE             AVERAGE
                                                     VOLUME  INTEREST(1)  RATE
                                                     ------- ----------- -------
                                                        (DOLLARS IN MILLIONS)
                      ASSETS
Interest Bearing Deposits with Other Banks
 U.S...............................................  $   212   $    3      5.84%
 International.....................................    1,536       33      8.69
                                                     -------   ------
 Total.............................................    1,748       36      8.35
                                                     -------   ------     -----
Federal Funds Sold and Resale Agreements
 U.S...............................................      666        9      5.46
 International.....................................    1,230       44     14.31
                                                     -------   ------
 Total.............................................    1,896       53     11.21
                                                     -------   ------     -----
Trading Securities
 U.S...............................................      939       15      6.41
 International.....................................      651       13      7.89
                                                     -------   ------
 Total.............................................    1,590       28      7.02
                                                     -------   ------     -----
Securities
 U.S.
 Available for sale(2).............................    7,680      122      6.47
 Held to maturity..................................      658       11      6.45
 International
 Available for sale(2).............................    1,150       34     12.04
                                                     -------   ------
  Total............................................    9,488      167      7.09
                                                     -------   ------     -----
Loans and Lease Financing (Net of Unearned Income)
 U.S...............................................   31,735      710      8.97
 International.....................................   10,377      291     11.24
                                                     -------   ------
 Total loans and lease financing(3)................   42,112    1,001      9.53
                                                     -------   ------     -----
 Earning assets....................................   56,834    1,285      9.07
                                                               ------     -----
 Nonearning assets.................................    7,112
                                                     -------
 Total Assets......................................  $63,946
                                                     =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits..................................  $14,864   $  100      2.71%
 Time deposits.....................................    9,793      136      5.55
 International.....................................    9,734      169      6.98
                                                     -------   ------
 Total.............................................   34,391      405      4.73
                                                     -------   ------     -----
Federal Funds Purchased and Repurchase Agreements
 U.S...............................................    5,618       84      5.96
 International.....................................      158        3      8.56
                                                     -------   ------
 Total.............................................    5,776       87      6.03
                                                     -------   ------     -----
Other Funds Borrowed
 U.S...............................................    4,237       64      6.04
 International.....................................    1,453       48     13.31
                                                     -------   ------
 Total.............................................    5,690      112      7.90
                                                     -------   ------     -----
Notes Payable
 U.S.(4)...........................................    2,817       49      6.90
 International.....................................      534       12      9.16
                                                     -------   ------
 Total.............................................    3,351       61      7.26
                                                     -------   ------     -----
 Total interest bearing liabilities................   49,208      665      5.42
                                                               ------     -----
 Demand deposits U.S...............................    7,229
 Demand deposits International.....................      626
 Other noninterest bearing liabilities.............    2,216
 Total Stockholders' Equity........................    4,667
                                                     -------
 Total Liabilities and Stockholders' Equity........  $63,946
                                                     =======
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE
 INTEREST EARNING ASSETS
 U.S...............................................  $41,890   $  478      4.58%
 International.....................................   14,944      142      3.83%
                                                     -------   ------
 Total.............................................  $56,834   $  620      4.38%
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

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                            SIX MONTHS ENDED JUNE 30, 1998
                                            -----------------------------------
                                            AVERAGE                   AVERAGE
                                             VOLUME     INTEREST(1)     RATE
                                            ----------- ------------  ---------
                                                (DOLLARS IN MILLIONS)
                  ASSETS
Interest Bearing Deposits with Other Banks
 U.S......................................  $       101   $        3        5.69%
 International............................        1,226           57        9.38
                                            -----------   ----------
 Total....................................        1,327           60        9.10
                                            -----------   ----------   ---------
Federal Funds Sold and Resale Agreements
 U.S......................................          867           25        5.75
 International............................        2,023          154       15.36
                                            -----------   ----------
 Total....................................        2,890          179       12.48
                                            -----------   ----------   ---------
Trading Securities
 U.S......................................        1,179           33        5.71
 International............................          982           33        6.74
                                            -----------   ----------
 Total....................................        2,161           66        6.18
                                            -----------   ----------   ---------
Securities
 U.S.
 Available for sale(2)....................        8,536          283        6.76
 Held to maturity.........................          624           20        6.44
 International
 Available for sale(2)....................        1,738           85        9.77
                                            -----------   ----------
 Total....................................       10,898          388        7.17
                                            -----------   ----------   ---------
Loans and Lease Financing (Net of Unearned
 Income)
 U.S......................................       30,321        1,271        8.45
 International............................       13,631          773       11.44
                                            -----------   ----------
 Total loans and lease financing(3).......       43,952        2,044        9.38
                                            -----------   ----------   ---------
Earning assets............................       61,228        2,737        9.01
                                                          ----------   ---------
Nonearning assets.........................        9,248
                                            -----------
  Total Assets............................  $    70,476
                                            ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits.........................  $    15,003   $      199        2.67%
 Time deposits............................       10,687          295        5.56
 International............................       11,486          432        7.59
                                            -----------   ----------
 Total....................................       37,176          926        5.02
                                            -----------   ----------   ---------
Federal Funds Purchased and Repurchase
 Agreements
 U.S......................................        5,153          142        5.56
 International............................          194            5        5.42
                                            -----------   ----------
 Total....................................        5,347          147        5.56
                                            -----------   ----------   ---------
Other Funds Borrowed
 U.S......................................        5,634          168        5.99
 International............................        1,702          102       12.11
                                            -----------   ----------
 Total....................................        7,336          270        7.41
                                            -----------   ----------   ---------
Notes Payable
 U.S.(4)..................................        3,740          126        6.79
 International............................          333           16        9.49
                                            -----------   ----------
 Total....................................        4,073          142        7.01
                                            -----------   ----------   ---------
 Total interest bearing liabilities.......       53,932        1,485        5.55
                                                          ----------   ---------
 Demand deposits U.S......................        7,255
 Demand deposits International............        1,156
 Other noninterest bearing liabilities....        3,330
 Total Stockholders' Equity...............        4,803
                                            -----------
  Total Liabilities and Stockholders'
   Equity.................................  $    70,476
                                            ===========
NET INTEREST REVENUE AS A PERCENTAGE OF
 AVERAGE INTEREST EARNING ASSETS
 U.S......................................  $    41,628   $      853        4.13%
 International............................       19,600          399        4.11%
                                            -----------   ----------
 Total....................................  $    61,228   $    1,252        4.12%
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

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                            SIX MONTHS ENDED JUNE 30, 1997
                                            -----------------------------------
                                            AVERAGE                   AVERAGE
                                             VOLUME     INTEREST(1)     RATE
                                            ----------- ------------  ---------
                                                (DOLLARS IN MILLIONS)
                  ASSETS
Interest Bearing Deposits with Other Banks
 U.S. ....................................  $       435   $       12        5.71%
 International............................        1,419           59        8.29
                                            -----------   ----------
  Total...................................        1,854           71        7.69
                                            -----------   ----------   ---------
Federal Funds Sold and Resale Agreements
 U.S. ....................................          673           18        5.25
 International............................        1,369          103       15.19
                                            -----------   ----------
  Total...................................        2,042          121       11.91
                                            -----------   ----------   ---------
Trading Securities
 U.S. ....................................          900           27        6.09
 International............................          644           29        9.02
                                            -----------   ----------
  Total...................................        1,544           56        7.31
                                            -----------   ----------   ---------
Securities
 U.S.
 Available for sale(2)....................        7,503          238        6.47
 Held to maturity.........................          675           21        6.23
 International
 Available for sale(2)....................        1,197           82       14.20
                                            -----------   ----------
  Total...................................        9,375          341        7.35
                                            -----------   ----------   ---------
Loans and Lease Financing (Net of Unearned
 Income)
 U.S. ....................................       31,734        1,399        8.89
 International............................       10,189          577       11.42
                                            -----------   ----------
  Total loans and lease financing(3)......       41,923        1,976        9.50
                                            -----------   ----------   ---------
 Earning assets...........................       56,738        2,565        9.12
                                                          ----------   ---------
 Nonearning assets........................        6,842
                                            -----------
  Total Assets............................  $    63,580
                                            ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits.........................  $    14,816   $      199        2.70%
 Time deposits............................        9,824          270        5.54
 International............................        9,730          336        6.99
                                            -----------   ----------
  Total...................................       34,370          805        4.73
                                            -----------   ----------   ---------
Federal Funds Purchased and Repurchase
 Agreements
 U.S. ....................................        5,725          167        5.84
 International............................          124            6       10.21
                                            -----------   ----------
  Total...................................        5,849          173        5.94
                                            -----------   ----------   ---------
Other Funds Borrowed
 U.S. ....................................        3,922          116        6.00
 International............................        1,397          103       14.83
                                            -----------   ----------
  Total...................................        5,319          219        8.32
                                            -----------   ----------   ---------
Notes Payable
 U.S.(4)..................................        2,743           94        6.91
 International............................          590           29        9.80
                                            -----------   ----------
  Total...................................        3,333          123        7.42
                                            -----------   ----------   ---------
 Total interest bearing liabilities.......       48,871        1,320        5.45
                                                          ----------   ---------
 Demand deposits U.S. ....................        7,090
 Demand deposits International............          613
 Other noninterest bearing liabilities....        2,204
 Total Stockholders' Equity...............        4,802
                                            -----------
  Total Liabilities and Stockholders'
   Equity.................................  $    63,580
                                            ===========
NET INTEREST REVENUE AS A PERCENTAGE OF
 AVERAGE INTEREST EARNING ASSETS
 U.S. ....................................  $    41,920   $      947        4.56%
 International............................       14,818          298        4.06%
                                            -----------   ----------
  Total...................................  $    56,738   $    1,245        4.43%
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

           CHANGE IN NET INTEREST REVENUE -- VOLUME AND RATE ANALYSIS

  The following tables present, on a fully taxable equivalent basis, an analysis of the effect on net interest revenue of volume and rate changes. The change due to the volume/rate variance has been allocated to volume.

             SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997

                                               INCREASE (DECREASE)
                                                DUE TO CHANGE IN
                                               ---------------------
                                                 VOLUME      RATE     NET CHANGE
                                               ----------  ---------  ----------
                                                       (IN MILLIONS)
Interest income:
  Loans and lease financing
    U.S. .....................................  $     (32) $     (48)   $ (80)
    International.............................        103          8      111
                                                                        -----
                                                                           31
                                                                        -----
  Other earning assets
    U.S. .....................................         27          7       34
    International.............................         41          4       45
                                                                        -----
                                                                           79
                                                                        -----
Total interest income.........................        115         (5)     110
Total interest expense........................         62         23       85
                                                                        -----
Net interest revenue..........................                          $  25
                                                                        =====

  SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

                                               INCREASE (DECREASE)
                                                DUE TO CHANGE IN
                                               ---------------------
                                                 VOLUME      RATE     NET CHANGE
                                               ----------  ---------  ----------
                                                       (IN MILLIONS)
Interest income:
  Loans and lease financing
    U.S. .....................................  $     (59) $     (69)   $(128)
    International.............................        195          1      196
                                                                        -----
                                                                           68
                                                                        -----
  Other earning assets
    U.S. .....................................         37         11       48
    International.............................         73        (17)      56
                                                                        -----
                                                                          104
                                                                        -----
Total interest income.........................        201        (29)     172
Total interest expense........................        109         56      165
                                                                        -----
Net interest revenue..........................                          $   7
                                                                        =====

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  As previously reported, in 1990 a class action complaint was filed in U.S. District Court for the District of Connecticut against Society for Savings Bancorp, Inc. ("Society"), two of its then senior officers and one former officer. The complaint, as subsequently amended, alleges that Society's financial reports for fiscal years 1988, 1989, and the first half of 1990 contained material misstatements or omissions concerning its real estate loan portfolio and other matters, in violation of Connecticut common law and of Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended. The action was brought by a Society shareholder, individually and as a class action on behalf of purchasers of Society's stock from January 19, 1989 through November 30, 1990. Society and the defendant officers, without in any way acknowledging fault or liability, have entered into a settlement agreement with the plaintiff class in order to eliminate all controversy with the class and to avoid further expense and inconvenience caused by protracted litigation. The settlement fund of $3.2 million, including fees and expenses, received final approval by the court on July 28, 1998, with disbursement of the fund expected by the end of the year.

ITEM 5. OTHER INFORMATION.

  On May 20, 1998, the Securities and Exchange Commission (the "Commission") adopted amendments to its rules governing the submission of stockholder proposals in connection with a company's annual meeting. The Commission's rules apply to both proposals that stockholders wish to raise from the floor at the meeting ("Non-Rule 14a-8 proposals") and proposals that stockholders wish to have included in the company's proxy statement ("Rule 14a-8 proposals"). One amendment requires that companies such as the Corporation, which have advance notice provisions in their by-laws for Non-Rule 14a-8 proposals, disclose in their proxy statements the by-law deadline for submitting such proposals. (In certain cases, disclosure of the deadline is required in the company's Quarterly Report on Form 10-Q.)

  Under the Corporation's By-Laws, a stockholder who wishes to submit a Non-Rule 14a-8 proposal for consideration at the Corporation's 1999 Annual Meeting of Stockholders must provide written notice to the Clerk of the Corporation no earlier than December 19, 1998 and no later than February 7, 1999. The Corporation's By-Laws also set forth specific requirements with respect to the information that must be provided to the Corporation in the notice. (A copy of the By-Laws may be obtained by a stockholder, without charge, upon written request addressed to the Clerk of the Corporation, 100 Federal Street, MA BOS 01-25-01, Boston, Massachusetts 02110.)

  The Commission's amendments did not affect the deadline for submitting Rule 14a-8 proposals. As noted in the Corporation's 1998 proxy statement, a stockholder who wishes to submit a Rule 14a-8 proposal with respect to the Corporation's 1999 Annual Stockholders' Meeting must deliver the proposal to the Clerk of the Corporation on or before November 16, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

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

     27    --Financial Data Schedule.

  (b) Current Reports on Form 8-K.

  During the second quarter of 1998, the Corporation filed two Current Reports on Form 8-K, dated April 16, 1998 and May 29, 1998, respectively, which contained information pursuant to Items 5 and 7 of Form 8-K. The Corporation also filed a Current Report on Form 8-K, dated July 16, 1998, which contained information pursuant to Items 5 and 7 of Form 8-K.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BankBoston Corporation

                                                 /s/ Charles K. Gifford
                                          -------------------------------------
                                                   Charles K. Gifford
                                                Chairman of the Board and
                                                 Chief Executive Officer

                                                 /s/ Susannah M. Swihart
                                          -------------------------------------
                                                   Susannah M. Swihart
                                                       Vice Chair,
                                                 Chief Financial Officer
                                                      and Treasurer

Date: August 12, 1998