Form 10-Q
period 1998-09-30
BANKBOSTON CORP
filed 1998-11-17
CIK 36672

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1998:

   Common Stock, $1.00 par value  294,615,638

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BANKBOSTON CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
CONSOLIDATED SELECTED FINANCIAL DATA......................................   3
PART I FINANCIAL INFORMATION
     Management's Discussion and Analysis of Financial Condition and
      Results of Operations...............................................   4
     Financial Statements
     BankBoston Corporation and Subsidiaries
      Consolidated Balance Sheet..........................................  28
      Consolidated Statement of Income....................................  30
      Consolidated Statement of Changes in Stockholders' Equity...........  31
      Consolidated Statement of Cash Flows................................  32
     Notes to Financial Statements........................................  33
PART II OTHER INFORMATION
Item 1. Legal Proceedings.................................................  45
Item 6. Exhibits and Reports on Form 8-K..................................  45
SIGNATURES................................................................  46
LIST OF TABLES
  Consolidated Average Balance Sheet--Nine Quarters.......................  38
  Consolidated Statement of Income--Nine Quarters.........................  39
  Average Balances and Interest Rates--Quarter............................  40
  Average Balances and Interest Rates--Nine Months........................  42
  Change in Net Interest Revenue--Volume and Rate Analysis................  44

                            BANKBOSTON CORPORATION

                     CONSOLIDATED SELECTED FINANCIAL DATA

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                         1998         1997
                                                        -------      -------
QUARTERS ENDED SEPTEMBER 30
INCOME STATEMENT DATA
Net interest revenue................................... $   625      $   571
Provision for credit losses............................      60           40
Noninterest income.....................................     385          448
Noninterest expense....................................     786          601
Net income.............................................     105          226
Per common share (1)
  Basic................................................     .35          .75
  Diluted..............................................     .35          .73
Market value per common share (1)
  High.................................................     58 11/16     45 7/8
  Low..................................................      33          36 9/16
Return on average common equity........................    8.75%       21.11%
Return on average total assets.........................     .57         1.36
NINE MONTHS ENDED SEPTEMBER 30
INCOME STATEMENT DATA
Net interest revenue................................... $ 1,868      $ 1,807
Provision for credit losses............................     260          160
Noninterest income.....................................   1,431        1,155
Noninterest expense....................................   2,094        1,723
Net income.............................................     585          645
Per common share (1)
  Basic................................................    1.96         2.07
  Diluted..............................................    1.94         2.04
Market value per common share (1)
  High.................................................     58 11/16     45 7/8
  Low..................................................      33          31 13/16
Return on average common equity........................   16.82%       19.56%
Return on average total assets.........................    1.10         1.34
AT SEPTEMBER 30
BALANCE SHEET DATA
Loans and lease financing.............................. $45,747      $42,461
Total assets...........................................  73,834       68,230
Deposits...............................................  46,420       44,655
Total stockholders' equity.............................   4,715        4,382
Book value per common share (1)........................   16.01        14.20
Regulatory capital ratios
 Risk-based capital ratios
  Tier 1...............................................     7.0%         7.8%
  Total................................................    11.3         11.7
 Leverage ratio........................................     6.8          7.2

--------
(1) All per share information has been adjusted to reflect the Corporation's two-for-one stock split, effected in June 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                                    GENERAL

  This discussion and analysis updates, and should be read in conjunction with, Management's Discussion and Analysis included in both the previously filed 1998 Quarterly Reports on Form 10-Q and the 1997 Annual Report to Stockholders of BankBoston Corporation (the Corporation), which is incorporated by reference into its 1997 Annual Report on Form 10-K.

  The Corporation's net income for the quarter ended September 30, 1998 was $105 million, compared with net income of $226 million for the third quarter of 1997. Both net income per common share and diluted net income per common share were $.35 for the third quarter of 1998, compared with net income per common share and diluted net income per common share of $.75 and $.73, respectively, for the third quarter of 1997.

  Net income for the first nine months of 1998 was $585 million, compared with $645 million for the same period in 1997. Net income per common share was $1.96 and diluted net income per common share was $1.94 for the first nine months of 1998, compared with net income per common share and diluted net income per common share of $2.07 and $2.04, respectively, for the same period in 1997. All quarterly and nine-month per common share amounts reflect the Corporation's two-for-one stock split which was effected in June 1998.

  During the third quarter of 1998, world financial markets experienced significant volatility resulting from the economic crises in Russia and Asia and speculation as to the economic future of other markets, such as those in Latin America. This volatility placed pressure on U.S. capital markets, as well as international markets, which, in turn, affected the Corporation's domestic-based capital markets-related businesses, particularly its Boston-based emerging markets and high yield trading units which generated combined trading losses of approximately $78 million (approximately $50 million after-tax or $.17 per common share on a diluted basis), compared with approximately $16 million in combined trading profits for the same period in 1997. These losses were offset, in part, by trading profits generated from the derivatives and foreign exchange trading and sales units which benefited from increased customer demand arising from the volatile market conditions, as well as by the combined contribution of the Corporation's Argentine and Brazilian operations. In the third quarter of 1998, operating income from Argentina and Brazil grew more than 50 percent from the same period in 1997, mainly due to wider spreads in Brazil, and to a lesser extent in Argentina, combined with growth in Argentine loan and lease financing, including the acquisition of Deutsche Bank Argentina, S.A. (Deutsche Argentina); as well as higher fee income, including higher deposit, credit card and mutual fund fees from Argentina, and higher trading profits from Brazil.

  In addition, the Corporation continued to explore strategic opportunities focused on expanding its core businesses, and to explore, on an ongoing basis, acquisition, divestiture and joint venture opportunities, as well as to analyze its business investments in the context of customer demands, competitive advantages, industry dynamics and earnings volatility. On August 31, 1998, the Corporation completed its acquisition from BankAmerica Corporation of the investment banking operations of Robertson Stephens, which management expects will strategically position the Corporation to offer additional equity underwriting, trading and research capabilities to its customers. Net income for the third quarter and the first nine months of 1998 included costs relating to this acquisition of approximately $80 million (approximately $51 million after-tax or $.17 per common share on a diluted basis), primarily reflecting the first installments of Robertson Stephens bonus payments recorded in connection with the acquisition. Additionally, the Corporation recorded charges of approximately $50 million (approximately $32 million after-tax or $.11 per common share on a diluted basis) in the third quarter of 1998 related to a planned 25 percent reduction in staff of the Emerging Markets Sales, Trading and Research unit; a realignment of its Asian operations, including the anticipated closing of a representative office in India and branch offices in Japan, the Philippines and Taiwan; and a writedown of its 17.5 percent equity investment in Korean Merchant Banking Corporation
(KMBC).

  The uncertainties which prevail in the world financial markets will continue to be affected by future events such as the timely and effective execution of economic reforms in various countries; the use of monetary and fiscal policy by various governments, including the United States; the extension of financial aid to emerging markets; the political stability in various countries; and the attitudes of the International Monetary Fund, the U.S. and other governments and investors. While the ultimate impact of these uncertainties to the Corporation can not be predicted, management will continue to monitor these events and manage its businesses to maximize future results within the parameters of established risk management processes.

  The Corporation may from time to time make written or oral statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include financial projections, statements of plans and objectives for future operations, estimates of future economic performance, and assumptions relating thereto. The Corporation may include forward-looking statements in its filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, in its reports to stockholders and other written materials, and in statements made by senior management to analysts, rating agencies, institutional investors, representatives of the media and others. The following factors, among others, could cause actual results to differ materially from the results in forward-looking statements made by the Corporation: significant changes and developments in world financial markets, particularly in Asia, Russia and Latin America, and the impact of these changes and developments on U.S. capital markets and the Corporation's capital markets- related businesses; the ability of various countries to institute timely and effective economic reforms; the uses of monetary and fiscal policy by various governments; changes in the competitive environment for financial services organizations and the Corporation's responses to these changes; the Corporation's ability and resources in both its domestic and international operations, such as in Argentina where multiple initiatives are in process, to execute its articulated business strategies and manage risks associated with integration of acquisitions and expansion plans; changes in technology and the successful allocation of technology resources across multiple projects, including efforts to address the Year 2000 issue, the business redesign initiative and the introduction of the euro; and the ability of the Corporation and its competitors, vendors and customers to respond effectively to the Year 2000 issue. A discussion of additional risks and uncertainties that could cause actual results to differ from forward-looking statements is included on page 29 of the Corporation's 1997 Annual Report to Stockholders, which is incorporated by reference into its 1997 Annual Report on Form 10-K. When relying on forward-looking statements to make decisions with respect to the Corporation, investors and others are cautioned to consider these and other risks and uncertainties.

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

                                                      1998     1997    CHANGE
QUARTERS ENDED SEPTEMBER 30                          -------  -------  -------
                                                      (DOLLARS IN MILLIONS)
United States operations
  Net interest revenue.............................. $   413  $   420  $    (7)
  Average loans and lease financing.................  30,450   31,317     (867)
  Average earning assets............................  43,643   41,521    2,122
  Net interest margin...............................    3.75%    4.01%    (.26)%
International operations
  Net interest revenue.............................. $   217  $   157  $    60
  Average loans and lease financing.................  14,619   11,112    3,507
  Average earning assets............................  19,226   16,248    2,978
  Net interest margin...............................    4.47%    3.83%    0.64%
Consolidated
  Net interest revenue.............................. $   630  $   577  $    53
  Average loans and lease financing.................  45,069   42,429    2,640
  Average earning assets............................  62,869   57,769    5,100
  Net interest margin...............................    3.97%    3.96%     .01%
                                                      1998     1997    CHANGE
NINE MONTHS ENDED SEPTEMBER 30                       -------  -------  -------
                                                      (DOLLARS IN MILLIONS)
United States operations
  Net interest revenue.............................. $ 1,265  $ 1,367  $  (102)
  Average loans and lease financing.................  30,364   31,597   (1,233)
  Average earning assets............................  42,307   41,789      518
  Net interest margin...............................    4.00%    4.37%    (.37)%
International operations
  Net interest revenue.............................. $   616  $   455  $   161
  Average loans and lease financing.................  13,964   10,496    3,468
  Average earning assets............................  19,474   15,296    4,178
  Net interest margin...............................    4.23%    3.98%    0.25%
Consolidated
  Net interest revenue.............................. $ 1,881  $ 1,822  $    59
  Average loans and lease financing.................  44,328   42,093    2,235
  Average earning assets............................  61,781   57,085    4,696
  Net interest margin...............................    4.07%    4.27%    (.20)%

  On a consolidated basis, net interest revenue increased approximately $53 million and $59 million in the quarterly and nine-month comparisons, respectively. These increases were primarily attributable to the Corporation's international operations, particularly in Brazil and Argentina, as well as growth in the domestic commercial loan portfolio.

  Domestic net interest revenue decreased $7 million in the quarterly comparison and $102 million in the nine-month comparison. This decrease mainly reflected the Corporation's divestiture of its National Consumer business; reduced lending in lower-margin, competitively priced portfolios, including indirect auto and residential mortgages; funding costs associated with the Corporation's redemption of its preferred shares in the third quarter of 1998; as well as funding costs of investments in bank-owned life insurance, the earnings from which are reflected in noninterest income. This decrease was partially offset by an increase in the Corporation's domestic commercial loan portfolio, particularly in the third quarter of 1998. With respect to the divestiture of the National Consumer business, the quarterly comparison reflects a decline from the Corporation's contribution of its national credit card portfolio, with aggregate assets of approximately $1.2 billion, to a joint venture in the first quarter of 1998. The nine-month comparison further reflected the sales of Ganis Credit Corporation and Fidelity Acceptance Corporation (FAC), national consumer businesses with aggregate assets of approximately $1.9 billion and a net interest margin impact of approximately 25 basis points. Both the quarterly and nine-month comparisons reflected an increase in average earning assets, mainly due to an increase in federal funds sold and securities purchased under agreements to resell as well as an increase in investment securities. These increases, however, had little impact on net interest revenue and net interest margin.

  International net interest revenue increased $60 million in the quarterly comparison and $161 million in the nine-month comparison. These increases primarily reflected aggregate growth in average loans and leases from Argentine and Brazilian operations of approximately $3.0 billion in the quarterly comparison and $2.8 billion in the nine-month comparison. This growth included the acquisition of Deutsche Argentina. Net interest margin improved in both comparisons primarily due to wider spreads in Brazil, and to a lesser extent in Argentina, which resulted from balance sheet positioning and interest rate strategies that benefited from volatility in local markets caused primarily by recent world economic events.

  The Corporation expects continued pressure on its domestic margin caused, in part, by the decline in U.S. interest rates. However, the Corporation anticipates that this pressure will be somewhat mitigated by short-term opportunities in international operations, particularly in Brazil, to benefit from local market volatility arising from recent world economic events. Future levels of net interest revenue and margin will be affected by competitive pricing pressure on retail deposits, loans and other products; the mix and volume of assets and liabilities; the interest rate environment; the economic and political conditions in the countries where the Corporation does business; and other factors. As such, there can be no assurance as to the level of the Corporation's future net interest revenues or net interest margins.

                          PROVISION FOR CREDIT LOSSES

  The provision for credit losses was $60 million in the third quarter of 1998, compared with $40 million in the third quarter of 1997. In the first nine months of 1998, the provision for credit losses was $260 million, compared with $160 million in the first nine months of 1997. The provision for credit losses reflects management's assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions. The level of provision in the first nine months of 1998 included the impact of events in the International Private Bank in the first quarter of 1998, as discussed in the section entitled "Reserve for Credit Losses," as well as concern as to economic events in Asia, particularly in Indonesia in the first quarter of 1998. The amount of future provisions will continue to be a function of management's assessment of risks based upon its quarterly review of the reserve for credit losses. These risks include the longer-term impact of continued economic instability in world financial markets and the status of adoption of necessary economic reforms in various countries. Due to the economic volatility which has continued into the fourth quarter of 1998, management currently expects increased pressure on the ability of certain customers to repay their debts to the Corporation which could, in turn, result in increased provisions. As such, there can be no assurance as to the level of future provisions. See the "Reserve for Credit Losses" section for discussion of the reserve for credit losses and net credit losses.

                              NONINTEREST INCOME

  The following table presents the components of noninterest income.

                                          THIRD QUARTER        NINE MONTHS
                                         ----------------- ---------------------
                                         1998  1997 CHANGE  1998    1997  CHANGE
                                         ----  ---- ------ ------  ------ ------
                                                     (IN MILLIONS)
Financial service fees
  Deposit and ATM-related fees.........  $ 78  $ 69  $  9  $  224  $  189  $ 35
  Letter of credit and acceptance
   fees................................    21    19     2      59      53     6
  Syndication and agent fees...........    17    22    (5)     51      60    (9)
  Other loan-related fees..............    11    11            33      29     4
  Advisory, brokerage and underwriting
   fees................................    42    12    30      75      29    46
  Other financial service fees.........    52    35    17     133     102    31
                                         ----  ----  ----  ------  ------  ----
    Total financial service fees.......   221   168    53     575     462   113
Mutual fund fees.......................    33    29     4      95      81    14
Personal trust fees....................    40    37     3     122     107    15
Other trust and agency fees............     9     7     2      27      20     7
Trading profits and commissions........   (52)   20   (72)    (22)     67   (89)
Securities portfolio gains, net........    17    11     6      53      52     1
Net equity and mezzanine profits.......    54    61    (7)    190     153    37
Net foreign exchange trading profits...    35    18    17      96      57    39
Writedown on Korean equity investment..   (20)        (20)    (20)          (20)
Gain on sale of FAC....................          68   (68)             68   (68)
Gain on sale of HomeSide, Inc. ........                       165           165
Other income...........................    48    29    19     150      88    62
                                         ----  ----  ----  ------  ------  ----
    Total..............................  $385  $448  $(63) $1,431  $1,155  $276
                                         ====  ====  ====  ======  ======  ====

  Financial service fees increased $53 million in the quarterly comparison and $113 million in the nine-month comparison. In both comparisons, the increase in deposit and ATM-related fees was mainly due to higher deposit fees from Argentine operations as well as the repricing of certain domestic products. The increase in advisory, brokerage and underwriting fees in both comparisons was generated through expansion of the capital markets businesses, including approximately $20 million contributed by the acquired operations of Robertson Stephens during September 1998. In the quarterly and nine-month comparisons, other financial service fees increased, in part, due to higher credit card fees from Argentine operations and the third quarter 1998 acquisition of the OCA companies (OCA), a group of related companies forming the largest credit card and consumer finance business in Uruguay.

  Mutual fund fees increased in the quarterly and nine-month comparisons, primarily due to growth in mutual fund assets under management by Argentina and the Private Bank. Personal trust fees also increased, mainly from growth in domestic personal trust assets under management.

  In the quarterly and nine-month comparisons, trading profits and commissions declined, primarily due to trading losses of approximately $78 million incurred in the third quarter of 1998 by the Boston-based emerging markets and high yield trading units, and offset partially by trading profits achieved by other businesses, including the derivatives trading and sales unit as well as Brazilian operations, which generated combined trading profits of approximately $24 million. The trading losses reflected the high level of volatility in world financial markets arising from the economic crises in Russia and Asia and speculation as to the economic future of Latin American markets, as well as the recent illiquidity in the domestic high yield bond market. Net foreign exchange trading profits increased in the quarterly and nine-month comparisons because of increased product demand, mainly arising from the same volatile market conditions noted above.

  Compared with the third quarter of 1997, net equity and mezzanine profits generated by the Corporation's Private Equity business declined slightly. In the nine-month comparison, these profits reflected the strong performance of the Private Equity business in the second quarter of 1998. As of September 30, 1998, the carrying value of the Private Equity portfolio was approximately $1.3 billion, compared with approximately $.9 billion as of September 30, 1997.

  The Corporation's capital markets-related businesses, including the Private Equity business, are particularly sensitive to market and economic conditions. As such, with the continued level of uncertainty in financial markets, management expects the profits of these businesses to remain under pressure.

  The third quarter of 1998 included a revaluation of the Corporation's 17.5 percent equity investment in KMBC, reflecting deterioration of that company's financial condition resulting from the decline in the Korean economy.

  The nine-month comparison included a pre-tax gain from the first quarter 1998 sale of the Corporation's 26 percent interest in HomeSide, Inc., an independent mortgage banking company. The growth in other income included earnings on the Corporation's investment in bank-owned life insurance of approximately $12 million in the quarterly comparison and $39 million in the nine-month comparison, the funding costs of which contributed to a corresponding decline in domestic net interest margin as previously discussed. Both comparisons also reflected gains from the sales of various loans, as well as the absence of an $11 million charge related to interest rate futures contracts that had been used to hedge the funding of FAC, which was sold in the third quarter of 1997.

                              NONINTEREST EXPENSE

  The following table presents the components of noninterest expense.

                                           THIRD QUARTER       NINE MONTHS
                                          ---------------- --------------------
                                          1998 1997 CHANGE  1998   1997  CHANGE
                                          ---- ---- ------ ------ ------ ------
                                                      (IN MILLIONS)
Employee costs........................... $449 $318  $131  $1,170 $  939  $231
Occupancy and equipment..................   99   86    13     289    260    29
Professional fees........................   29   14    15      75     38    37
Advertising and public relations.........   30   25     5      84     73    11
Communications...........................   33   29     4      94     83    11
Amortization of goodwill.................   10    6     4      26     21     5
Other....................................  136  123    13     356    309    47
                                          ---- ----  ----  ------ ------  ----
  Total.................................. $786 $601  $185  $2,094 $1,723  $371
                                          ==== ====  ====  ====== ======  ====

  In the quarterly and nine-month comparisons, the increase in noninterest expense was primarily driven by growth and investment spending in Latin America, including the acquisitions of Deutsche Argentina and OCA and the branch expansion programs in Brazil and Argentina; and ongoing initiatives to build the Corporation's various Wholesale Banking businesses, including the acquisition of Robertson Stephens and the expansion of other capital markets capabilities.

  In connection with the abovementioned acquisition of Robertson Stephens, the Corporation recorded costs of approximately $80 million, primarily reflecting the first installments of Robertson Stephens bonus payments recorded in connection with the acquisition. In addition, the Corporation recorded charges of approximately $30 million in the third quarter of 1998 related to a planned 25 percent reduction in staff of the Emerging Markets Sales, Trading and Research unit, as well as a realignment of its Asian operations, including the closing of offices in India, Japan, the Philippines and Taiwan. These charges consisted of anticipated employee severance costs, costs of terminating existing long-term lease obligations and other business contract losses.

  In addition to the growth in noninterest expenses as described above, the quarterly and nine-month comparisons included costs incurred in connection with the New England Regional Consumer business, including the merger of Rhode Island Hospital Trust National Bank into BankBoston, N.A. and the redesign project, the final results of which are being integrated into the Corporation's business planning process. In both comparisons, these costs were offset partially by the Corporation's divestiture of its National Consumer business, as well as the absence of 1997 charges related to the integration of BayBanks and the merger of Bank of Boston Connecticut into BankBoston, N.A. The nine-month comparison also reflected higher incentive compensation consistent with the strong year-to-date performance of various businesses, as well as costs incurred in connection the realignments of the Corporation's European operations and the Private Bank.

                          PROVISION FOR INCOME TAXES

  The provision for income taxes was $59 million in the third quarter of 1998, compared with $152 million in the third quarter of 1997. For the first nine months of 1998, the provision for income taxes was $360 million, compared with $434 million for the first nine months of 1997. The decrease in the provision resulted from lower taxable income in the third quarter of 1998. The Corporation's effective tax rates were 36 percent and 38 percent in the third quarter and the first nine months of 1998, respectively. In both the third quarter and first nine months of 1997, the effective tax rate was 40 percent. The decrease in the effective tax rates was primarily attributable to a change in the mix of the Corporation's tax base.

                              FINANCIAL CONDITION
                          CONSOLIDATED BALANCE SHEET

  At September 30, 1998, the Corporation's total assets were $73.8 billion, reflecting a $4.5 billion increase from total assets of $69.3 billion at December 31, 1997. This increase was mainly attributable to a $2.0 billion increase in available for sale securities, particularly U.S. government agency mortgage-backed securities and foreign debt securities; a $1.8 billion increase in total loans and lease financing, principally from growth in the domestic commercial loan portfolio and Argentine operations, including the acquisition of Deutsche Argentina; and a $2.3 billion increase in other assets. The increase in other assets included goodwill from the 1998 acquisitions of Deutsche Argentina, Robertson Stephens and OCA; an increase in the Corporation's investment in bank-owned life insurance; an increase in an equity investment in a joint venture to which the Corporation contributed certain lease financing assets in the second quarter of 1998; and an increase in investments in limited partnerships by the Private Equity business.

  The Corporation's carrying value of its available for sale portfolio reflected $28 million of pre-tax net unrealized appreciation at September 30, 1998. This net unrealized appreciation included $136 million of pre-tax net unrealized appreciation related to U.S. Treasury and government agency securities, substantially offset by $129 million of pre-tax net unrealized depreciation related to foreign debt securities, including emerging markets securities held in the Corporation's domestic-based portfolio. The potential for and timing of a recovery in the value of the Corporation's foreign debt securities, as well as the valuations of other securities in the portfolio, will be a function of market and economic conditions, which continue to be volatile.

  The increase in assets was primarily funded by increases in interest bearing deposits, other funds borrowed and notes payable. Notes payable increased approximately $1.5 billion from December 31, 1997, mainly due to the issuance of $.5 billion of subordinated debt by BankBoston, N.A. and $1.2 billion of senior medium-term notes by the Corporation, partially offset by the maturity of $.1 billion of floating rate notes and $.1 billion of senior medium-term notes originally issued by the Corporation.

  In June 1998, in anticipation of the Corporation's redemption of its preferred stock, a wholly-owned trust of the Corporation issued $250 million of capital securities and invested the proceeds in junior subordinated debt issued by the Corporation. See Note 6 of the Financial Statements for further discussion regarding these securities. In July 1998, the Corporation redeemed all of its remaining preferred stock, including its adjustable rate cumulative preferred stock, Series A, Series B and Series C, and its fixed rate cumulative preferred stock, Series F, for a total redemption value of $278 million, which equaled the aggregate carrying value of the preferred stock.

  At the Corporation's annual meeting held on April 23, 1998, the Corporation's stockholders approved an increase in the number of authorized shares of common stock from 300 million shares to 500 million shares, and a change in the par value of such stock from $1.50 to $1.00 per share. On that same date, the Corporation's Board of Directors (the Board) also approved a two-for-one stock split executed in the form of a stock dividend of one share for every share held. Average common shares outstanding, per common share data and stock options used for earnings per share computations for all periods shown have been adjusted to reflect the impact of the stock split, which was effected on June 22, 1998.

  In October 1998, the Board declared a quarterly dividend of $.29 per share of common stock, payable on November 27, 1998 to shareholders of record on November 2, 1998. The future level of dividends paid on the Corporation's common stock will continue to be determined by the Board based on the Corporation's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors that the Board deems relevant.

  The Corporation's tangible common equity and common equity to total assets ratios were 5.4 percent and 6.4 percent, respectively, at September 30, 1998, compared with 5.8 percent and 6.3 percent, respectively, at December 31, 1997. The Corporation's Tier 1 and total capital ratios were 7.0 percent and 11.3 percent, respectively, at September 30, 1998, compared with 8.0 percent and
12.1 percent, respectively, at December 31, 1997. The Corporation's leverage ratio at September 30, 1998 was 6.8 percent, compared with 7.4 percent at December 31, 1997. The ratios at September 30, 1998 decreased from December 31, 1997 primarily as a result of the Corporation's acquisitions of Deutsche Argentina, Robertson Stephens and OCA.

  The Corporation has a capital planning process that is designed to maintain appropriate regulatory capital levels and ratios. As of September 30, 1998, the Corporation and its bank subsidiaries met all capital adequacy requirements to which they are subject.

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

                                   YEAR 2000

  The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure Act of 1998.

  The Corporation has an extensive worldwide program in place to address its exposure to the Year 2000 issue. This program is designed to assess, prioritize, correct, monitor and report on certain key elements of the project, including application systems; technical infrastructure, including the hardware through which applications operate, networking services, telecommunications and desktop technology; non-technology systems, including equipment with embedded chip technology and physical and environment infrastructure such as security systems; customers; wholesale fund providers, including various governments; counterparties in treasury and capital markets contracts; and vendors and service providers, including facilities management, utilities and telecommunications suppliers and software vendors.

  The key elements of the Corporation's Year 2000 program have progressed through the following phases:

  . AWARENESS PHASE--the development of a comprehensive awareness strategy and structure for managing the project.

  . INVENTORY PHASE--the identification of a comprehensive inventory, including application systems, technical infrastructure and non-technology components, that could be impacted by the Year 2000 issue.

  . ASSESSMENT PHASE--the creation of detailed action plans to mitigate Year 2000 risks associated with the inventoried items. These plans include timetables and resource requirements that reflect the items' potential impact on the Corporation's business and operations.

  . REMEDIATION PHASE--the execution of action plans that include code enhancements and changes in application design, as well as software, hardware and non-technology component upgrades or replacements.

  . CERTIFICATION PHASE--the execution of a pre-defined process by cross-functional teams, including business unit partners, in an effort to ensure that application systems, technical infrastructure and non-technology components meet specific Year 2000 certification requirements.

  . READINESS TESTING PHASE--the testing of critical interdependencies between internal systems and business processes and third party technology interfaces using defined plans in an effort to ensure that certain requirements are met for the Year 2000. Integration testing focuses on internally dependent application systems, technology infrastructure and business processes. External testing focuses on critical technology interfaces with external service providers and customers from retail, wholesale and fiduciary activities.

  The Awareness, Inventory and Assessment phases were substantially completed by early 1998. Remediation is expected to be largely complete for all application systems, technical infrastructure and non-technology components by the end of 1998, followed by the Certification phase which is expected to be largely completed by the end of the first quarter of 1999. The Readiness Testing phase began in the third quarter of 1998 and will continue through mid-1999.

  The Corporation's Year 2000 initiative with respect to its customers, wholesale fund providers, counterparties, vendors and service providers has followed a strategy of identification, risk assessment, continuous monitoring and education, and contingency planning. Critical third parties have been identified. Risk assessments of credit customers, wholesale fund providers and treasury and capital markets counterparties have been performed using structured questionnaires combined with evaluations of potential monetary impact on the Corporation. As of September 30, 1998, the Corporation had largely assessed its exposure to credit customers, wholesale fund providers and capital markets and treasury counterparties. The results of these efforts have been incorporated into the Corporation's risk management processes, including credit customer risk ratings. Additionally, strategies have been developed to limit liquidity and settlement exposures. Although the Corporation has inventoried and rated the importance of a substantial number of its vendors and service providers, it is currently unable to predict the final readiness of its critical vendors and service providers. Management expects this element of the Corporation's Year 2000 program to remain challenging due to the complexities of vendor and service provider management. The Corporation will continue to educate its critical third parties on Year 2000 issues; to monitor their readiness and assess their potential impact on the Corporation; and to develop the necessary contingency plans.

  The Corporation expects to successfully complete its Year 2000 program in a timely and effective manner that mitigates risk. However, the Corporation is subject to risks and uncertainties due to the uniqueness of the Year 2000 issue; the significant interdependencies in business and financial markets and the range of activities and events outside of the Corporation's control; as well as the challenges created by recent acquisitions (i.e. Deutsche Argentina, Robertson Stephens and OCA), including their integration into the Corporation's Year 2000 program and the additional pressures placed on technology resources. Those risks and uncertainties could result in service delays, inaccurate and untimely information processing, funding delays, contract settlement and counterparty failures, increased credit losses, and reputation risk. Because the Corporation is still undergoing its certification and readiness testing and monitoring the status and potential impact of third parties, the Corporation is unable to predict with any certainty the extent of Year 2000 failures that could result, nor quantify the potential adverse effect that such failures could have on the Corporation's results of operations, liquidity, and financial condition. In addition to the previously discussed initiatives, the Corporation is developing business resumption, remediation and event contingency plans to prepare for potential systems failures at critical dates, failures of critical third parties to effectively remediate and certify their technologies, as well as any other unanticipated events that could arise with the date change. The development of these plans includes the identification of core business processes, critical to the Corporation's business and operations, and an assessment of failure scenarios. These plans will be subject to independent review by external consultants. The Corporation expects that its contingency planning for the Year 2000 issue will be substantially complete by the end of June 1999.

  The Corporation continues to expect that its total incremental costs of managing its Year 2000 risks, including costs already incurred, will be between $50-$75 million. The Corporation has not incurred, and is not likely to incur, project costs that are material to any reporting period. The majority of remaining costs are expected to be directed to the testing phase as well as final efforts to mitigate both currently known and subsequently discovered risks. Throughout the remainder of the project, the Corporation will also continue to allocate internal resources to address the Year 2000 issue.

  Additional information with respect to the Year 2000 issue and the Corporation's program to address this issue is included on page 37 of its 1997 Annual Report to Stockholders, which is incorporated by reference into its 1997 Annual report on Form 10-K.

  The Corporation's estimated costs and expected timetables made with respect to its Year 2000 initiative represent forward-looking statements that could differ materially from actual results due to changes in assumptions as the program evolves and new information becomes available; the impact of recent acquisitions; the Corporation's ability and resources to effectively execute its Year 2000 program; the impact of external market pressures on technology resources; the status of efforts by critical third parties to mitigate Year 2000 risks; and the extent to which unanticipated issues arise late in the project.

                           INTRODUCTION OF THE EURO

  A cross-functional project team has been created to address the operational, business and system issues arising from the introduction of the euro on January 1, 1999. This introduction could impact a number of the Corporation's products and services to global customers, particularly with respect to asset management, cash management, treasury and payment activities. The euro project has been progressing according to schedule. The Corporation anticipates that its remaining efforts to address this issue will continue to progress in a timely manner, and that its programs will result in effective management of risks associated with the euro's introduction. However, there can be no assurance that the currency's introduction will not have any adverse impact on the Corporation, especially considering the interdependencies in global financial markets. The Corporation has not incurred, nor does it expect to incur, material costs in implementing this project.

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

                                CREDIT PROFILE

  The components of the lending portfolio are as follows:

                                   SEPT. 30  JUNE 30  MARCH 31  DEC. 31  SEPT. 30
                                     1998     1998      1998     1997      1997
                                   --------  -------  --------  -------  --------
                                                 (IN MILLIONS)
United States operations
  Commercial, industrial and
   financial...................... $18,218   $16,275  $15,887   $15,268  $15,062
  Commercial real estate
    Construction..................     209       219      260       271      317
    Other.........................   4,089     3,876    3,736     4,211    3,845
  Consumer-related loans
    Residential mortgages.........   2,111     2,229    2,551     2,570    2,720
    Home equity loans.............   2,672     2,871    2,802     2,823    2,952
    Credit card...................     393       412      503     1,756    1,596
    Other.........................   2,693     2,753    2,801     2,956    3,118
  Lease financing.................   1,607     1,609    2,017     1,938    1,880
  Unearned income.................    (231)     (232)    (303)     (302)    (293)
                                   -------   -------  -------   -------  -------
                                    31,761    30,012   30,254    31,491   31,197
                                   -------   -------  -------   -------  -------
International operations
  Commercial and industrial.......   9,320     9,065    9,322     8,826    7,998
  Banks and financial
   institutions...................     835       696      766       860      729
  Governments and official
   institutions...................      73        82      102        95       94
  Consumer related
    Residential mortgages.........   1,383     1,318    1,302       947      893
    Credit card...................     339       248      226       182      155
    Other.........................   1,164     1,087      987       828      678
Lease financing...................     652       519      517       452      345
All other.........................     408       375      492       378      440
Unearned income...................    (188)     (148)    (146)      (79)     (68)
                                   -------   -------  -------   -------  -------
                                    13,986    13,242   13,568    12,489   11,264
                                   -------   -------  -------   -------  -------
      Total loans and lease
       financing.................. $45,747   $43,254  $43,822   $43,980  $42,461
                                   =======   =======  =======   =======  =======

  Total loans and lease financing increased approximately $1.8 billion from December 31, 1997, reflecting a $.3 billion increase in the domestic loan and lease financing portfolio and a $1.5 billion increase in the international loan and lease financing portfolio. The increase in the domestic portfolio included a $2.9 billion increase in commercial, industrial and financial loans, offset, in part, by a $2.2 billion decrease in consumer-related loans. The increase in domestic commercial, industrial and financial loans was mainly attributable to growth in a number of the special industry portfolios, including Media and Telecommunications, Energy and Utilities, and Environmental Services, as well as growth in the Asset Based Finance and Diversified Finance portfolios. The decrease in consumer-related loans was primarily due to the first quarter 1998 contribution of the Corporation's national credit card portfolio of approximately $1.2 billion to a newly formed national credit card venture, as well as a securitization of home equity loans of approximately $.4 billion early in the third quarter of 1998 and continuing reductions in residential mortgage and indirect auto loan balances. The increase in international loans and lease financing, particularly in the commercial and industrial and consumer-related loan portfolios, was primarily driven by growth in Argentine portfolios, including the acquisition of Deutsche Argentina. The international credit card portfolio also grew, in part, due to the acquisition of OCA.

  The Corporation's total loan portfolio at September 30, 1998 and December 31, 1997 included $1.2 billion and $1.6 billion of highly leveraged transaction (HLT) loans to 116 and 129 customers, respectively. The average

HLT loan size at September 30, 1998 and December 31, 1997 was approximately $10.2 million and $12.0 million, respectively. The amount of unused commitments for HLT's at September 30, 1998 was $.6 billion, compared with $1.2 billion at December 31, 1997. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At September 30, 1998, the Corporation had one nonaccrual HLT loan of approximately $5 million. There were no nonaccrual HLT loans at December 31, 1997. In addition, there was one credit loss of approximately $7 million from HLT loans in the third quarter of 1998. There were no credit losses from HLT loans in the same quarter of 1997.

  A discussion of the Corporation's HLT lending activities and policies, and the effect of these activities on results of operations, is included on page 39 of its 1997 Annual Report to Stockholders, which is incorporated by reference into its 1997 Annual Report to Stockholders on Form 10-K.

                           NONACCRUAL LOANS AND OREO

  The details of consolidated nonaccrual loans and OREO are as follows:

                                    SEPT. 30 JUNE 30 MARCH 31 DEC. 31 SEPT. 30
                                      1998    1998     1998    1997     1997
                                    -------- ------- -------- ------- --------
                                              (DOLLARS IN MILLIONS)
United States
  Commercial, industrial and
   financial.......................   $ 71    $ 63     $ 43    $ 59     $ 68
  Commercial real estate
    Construction...................      2       2        3       3        4
    Other..........................     30      33       41      40       44
  Consumer-related
    Residential mortgages..........     36      42       46      50       51
    Home equity....................     18      15       15      14       26
    Credit card....................      6       6        6      26       22
    Other..........................     21      18       20      20       23
                                      ----    ----     ----    ----     ----
                                       184     179      174     212      238
                                      ----    ----     ----    ----     ----
International
  Commercial and industrial........    103     107       97      64       58
  Consumer-related
    Residential mortgages..........     39      36       34      28       31
    Credit card....................      7       6        4       4        3
    Other..........................     33      26       18      12        7
                                      ----    ----     ----    ----     ----
                                       182     175      153     108       99
                                      ----    ----     ----    ----     ----
    Total nonaccrual loans.........    366     354      327     320      337
OREO...............................     29      28       42      36       50
                                      ----    ----     ----    ----     ----
    Total..........................   $395    $382     $369    $356     $387
                                      ====    ====     ====    ====     ====
Nonaccrual loans and OREO as a
 percent of related asset
 categories........................    0.9%    0.9%     0.8%    0.8%     0.9%

  Total nonaccrual loans and OREO at September 30, 1998 increased $39 million from December 31, 1997, reflecting an increase in international nonaccrual loans of $74 million, offset, in part, by a decrease in domestic nonaccrual loans of $28 million. The increase in international nonaccrual loans was primarily related to growth in Argentine and Indonesian nonaccrual loans of approximately $44 million and $22 million, respectively. The increase in Argentine nonaccrual loans reflected growth in Argentine loan portfolios, including the acquisition of Deutsche Argentina. The increase in Indonesian nonaccrual loans reflected Indonesia's continued economic difficulties. The decrease in domestic nonaccrual loans reflected a $20 million decrease in credit card nonaccrual loans and an $14 million decrease in residential mortgage nonaccrual loans, resulting from the Corporation's contribution of its national credit card portfolio to a new national credit card venture in the first quarter of 1998 and reductions in residential mortgage lending, respectively.

  In addition, the Corporation holds in available for sale securities approximately $50 million of commercial paper of an international customer, on which earnings are not being recognized.

  The level of nonaccrual loans and leases and OREO is influenced by the economic environment, including interest rate trends and economic stability and other internal and external factors. As such, no assurance can be given as to future levels of nonaccrual loans and leases and OREO; however, sustained volatility in world financial markets could result in future increases in the level of nonaccrual loans.

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

  The reserve for credit losses at September 30, 1998 was $740 million, compared with $712 million at December 31, 1997. At both periods, the reserve for credit losses represented 1.62 percent of outstanding loans and lease financing. The reserve for credit losses was 202 percent of nonaccrual loans and leases at September 30, 1998, compared to 222 percent at December 31, 1997. The future level of the reserve for credit losses will continue to be a function of management's evaluation of the Corporation's credit exposures existing at the time, which will be affected by future events and general economic conditions in the United States, Latin America, Asia and various other overseas markets; the impact of the Corporation's strategic decisions on various credit portfolios; and the potential impact that the Year 2000 issue could have on the ability of the Corporation's customers to repay their obligations. Therefore, no assurance can be given as to future levels of the reserve.

  Net credit losses were as follows:

                                     SEPT. 30 JUNE 30 MARCH 31 DEC. 31 SEPT. 30
                                       1998    1998     1998    1997     1997
                                     -------- ------- -------- ------- --------
                                                   (IN MILLIONS)
QUARTERS ENDED
United States
  Commercial, industrial and
   financial........................   $ 9      $ 5     $ 13     $ 8     $ 2
  Commercial real estate............    (1)      (1)      (1)             (2)
  Consumer-related
    Residential mortgages...........     1        1        2       2       1
    Home equity.....................     1        1        2       2       2
    Credit card.....................     6        6       20      25      24
    Other...........................    13       11       19      15      12
                                       ---      ---     ----     ---     ---
                                        29       23       55      52      39
                                       ---      ---     ----     ---     ---
International
  Commercial........................     7       13       76       1      15
  Consumer-related
    Credit card.....................     6        2        2       2       3
    Other...........................    17       13        8       5       4
                                       ---      ---     ----     ---     ---
                                        30       28       86       8      22
                                       ---      ---     ----     ---     ---
    Total...........................   $59      $51     $141     $60     $61
                                       ===      ===     ====     ===     ===

  Net credit losses decreased $2 million and increased $8 million compared with the third quarter of 1997 and second quarter of 1998, respectively. Compared with the third quarter of 1997, the decrease in net credit losses was principally driven by the divestiture of the national credit card portfolio in the first quarter of 1998, as well as a decrease in net credit losses arising from the international commercial portfolio. This decrease was almost entirely offset by an increase in credit losses in the domestic commercial and international consumer-related loan portfolios, the latter mainly driven by growth in the Argentine loan and lease financing portfolio, including the acquisition of Deutsche Argentina. Compared with the second quarter of 1998, net credit losses increased mainly due to increases in the international consumer-related portfolios, as well as increases in the domestic commercial, industrial and financial and other consumer-related portfolios. These increases were partially offset by a decrease in net credit losses in the international commercial portfolio. In the first quarter of 1998, net credit losses in the international commercial portfolio reflected a charge-off of approximately $66 million related to a series of loans to related borrowers that were initiated by a former officer in the Corporation's International Private Bank business. The Corporation has completed its investigation of the circumstances surrounding the above-mentioned loans and has taken disciplinary action with respect to a number of individuals. The Corporation is also vigorously pursuing collection of these loans, including claims under its insurance coverage.

  The future level of charge-offs will continue to be affected by the impact of global economic events on various domestic and international portfolios, as well as the mix and size of various portfolios. As such, there can be no assurance as to the level of future charge-offs. However, due to the economic volatility which has continued into the fourth quarter of 1998, management currently expects an increase in charge-offs in the future.

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

  . Local country claims funded by non-local country obligations (typically U.S. dollars or other non-local currency) where the providers of funds agree that, in the event their claims cannot be repaid in the designated currency due to currency exchange restrictions in a given country, they may either accept payment in local currency or wait to receive the non-local currency until such time as it becomes available in the local market. At September 30, 1998, such outstandings related to emerging markets countries totaled $3.0 billion, compared with $2.8 billion at December 31, 1997.

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

  The following table summarizes by country the Corporation's approximate cross-border outstandings that individually amounted to 1.0 percent or more of consolidated total assets at September 30, 1998 and December 31, 1997.

                                                   PERCENTAGE OF
                        PUBLIC BANKS OTHER  TOTAL  TOTAL ASSETS  COMMITMENTS(1)
                        ------ ----- ------ ------ ------------- --------------
                                         (DOLLARS IN MILLIONS)
September 30, 1998(2)
  Argentina............  $775  $ 75  $1,125 $1,975      2.7%          $ 15
  Brazil...............   375     5     480    860      1.2             15
December 31, 1997(2)
  Argentina............  $740  $  5  $1,035 $1,780      2.6%          $ 15
  Brazil...............   415   120     785  1,320      1.9            130
  Chile................   130   225     350    705      1.0             20

--------
(1) Included within commitments are letters of credit, guarantees and the undisbursed portions of loan commitments.
(2) Cross-border outstandings in countries which fell between .75% and 1% of consolidated total assets were approximately as follows: September 30, 1998--United Kingdom $575 million; December 31, 1997--None.

                          EMERGING MARKETS COUNTRIES

  At September 30, 1998 and December 31, 1997, approximately $5.5 billion and $6.5 billion, respectively, of the Corporation's cross-border outstandings were to emerging markets countries. These cross-border outstandings, of which approximately 81 percent were loans at September 30, 1998, were mainly composed of short-term trade credits, non-trade-related loans and leases, government securities, capital investments in branches and subsidiaries, and available for sale and trading positions managed by the Corporation's Emerging Markets Sales, Trading & Research business.

                                 LATIN AMERICA

  At September 30, 1998, approximately $4.8 billion, or 88 percent, of cross-border outstandings to emerging markets countries were to countries in Latin America, compared with $5.2 billion, or 80 percent, at December 31, 1997. Substantially all of these cross-border outstandings were to customers in countries in which the Corporation maintained branch networks and/or subsidiaries.

  During the third quarter of 1998, the Corporation's Argentine and Brazilian operations continued to take advantage of market volatility through their business mix and balance sheet strategies. In the third quarter of 1998, operating income from Argentina and Brazil grew more than 50 percent from the same period of 1997, mainly due to wider spreads in Brazil, and to a lesser extent in Argentina, combined with growth in Argentine loan and lease financing, including the acquisition of Deutsche Argentina; as well as higher fee income, including higher deposit, credit card and mutual fund fees from Argentina, and higher trading profits from Brazil.

  The Corporation has operated in Argentina since 1917, and is one of the largest foreign banks in the country. In Argentina, the Corporation offers products and services that include commercial and investment banking, credit cards, residential mortgages, automobile loans, mutual funds, brokerage, and custody.

  The Corporation's total assets in Argentina amounted to approximately $8.5 billion at September 30, 1998 and $6.6 billion at December 31, 1997. Included in these assets were cross-border outstandings of $2.0 billion and $1.8 billion at September 30, 1998 and December 31, 1997, respectively. Compared with December 31, 1997, Argentine loans and lease financing increased approximately $1.4 billion, mainly due to the acquisition of Deutsche Argentina.

  The Corporation's nonaccrual Argentine loans were $135 million and $91 million at September 30, 1998 and December 31, 1997, respectively. The increase in nonaccrual loans was due primarily to growth in the Argentine loan and lease financing portfolio, including the Corporation's acquisition of Deutsche Argentina in January 1998 and the higher lever of consumer-related lending. The percentage of nonaccrual loans to total Argentine loans and lease financing was 2.2 percent at September 30, 1998, compared with 1.9 percent at December 31, 1997. Net credit losses were $18 million in the third quarter of 1998, compared with $14 million in the third quarter of 1997.

  In 1997, the Corporation began a branch expansion program, under which it planned to open approximately 70 new branches throughout Argentina to expand its distribution capacity. All of the branch openings were completed by the end of the second quarter of 1998. Additionally, in the first quarter of 1998, the Corporation completed the acquisition of Deutsche Argentina, including its branch network and approximately $1.0 billion of loans and $1.5 billion of deposits. Subsequently, Deutsche Argentina was merged into BankBoston, N.A. with systems integration completed in October 1998. The Corporation currently has approximately 140 branches in Argentina.

  The Corporation has operated in Brazil since 1947, and has a major presence in the country. In Brazil, the Corporation's offering of products and services includes commercial banking, consumer banking with a strong emphasis on high income consumers, trade financing, treasury and fee-based activities with a particular emphasis on global capital markets, mutual funds, custody and credit cards.

  The Corporation's total assets in Brazil amounted to approximately $6.4 billion at September 30, 1998, compared with approximately $6.2 billion at December 31, 1997. Included in total assets are cross-border outstandings of $.9 billion at September 30, 1998 and $1.3 billion at December 31, 1997.

  The Corporation's nonaccrual Brazilian loans were $14 million at September 30, 1998, compared with $12 million at December 31, 1997. The percentage of nonaccrual loans to total Brazilian loans and lease financing was .4 percent at the end of both periods. Net credit losses were $4 million in both the third quarter of 1998 and 1997.

  In 1997, the Corporation announced a branch expansion program, under which it planned to open approximately 30 new branches throughout Brazil in order to increase its distribution capacity in that country. The program is progressing on schedule with the opening of 21 new branches through September 30, 1998. The Corporation expects to have approximately 64 branches in Brazil upon completion of this program at the end of 1998.

  The Corporation's Argentine and Brazilian operations maintained currency positions at both September 30, 1998 and December 31, 1997. For further discussion of currency positions, see the "Market Risk Management" section.

  To date, the Corporation has not experienced significant credit difficulties in its Latin American loan portfolio as a result of the world economic situation; however, sustained economic volatility could negatively impact credit quality in the Latin American countries in which the Corporation operates. In addition, the individual economies in Latin America can be influenced by events in other Latin American countries. In this regard, the state of the Brazilian economy, including the effective execution of Brazilian economic reforms, is important not only to the long-term economic welfare of Brazil but also to the economies in other countries in Latin America in which the Corporation operates. It is expected that the situation in Latin America, particularly in Brazil, will continue to evolve and be influenced by economic developments in other areas of the world, including Asia, as well as trends in foreign investment. The Corporation has not experienced any collection problems as a result of currency restrictions or foreign exchange liquidity problems on its current portfolio of cross-border outstandings to Latin America. If the actions implemented by Latin American governments do not remain effective over time, the Corporation's Latin American operations, including its cross-border outstandings, could experience adverse effects, such as deterioration of credit quality and declines in levels of loans, deposits and fee income. Each of these countries is at a different stage of development with a unique set of economic fundamentals; therefore, it is not possible to predict what developments will occur and what impact these developments will ultimately have on the economies of these countries or on the Corporation's financial condition and results of operations.

                                     ASIA

  At September 30, 1998, approximately $775 million, or approximately 10 percent, of total cross-border outstandings were to countries in Asia, compared with approximately $1.2 billion, or approximately 14 percent, at December 31, 1997. The decrease in Asian cross-border outstandings reflects the impact of the Corporation's efforts to actively manage and reduce its Asian exposures. Substantially all of these cross-border outstandings were to customers in countries in which the Corporation maintains branch networks and/or subsidiaries.

  The following table presents a summary of the Corporation's total cross-border outstandings in Asia at September 30, 1998 and December 31, 1997.

                        SEPTEMBER 30, 1998             DECEMBER 31, 1997
                  ------------------------------ ------------------------------
                   CROSS-BORDER                   CROSS-BORDER
                  OUTSTANDINGS(1) COMMITMENTS(2) OUTSTANDINGS(1) COMMITMENTS(2)
                  --------------- -------------- --------------- --------------
                                          (IN MILLIONS)
South Korea(3)...      $315                          $  515           $ 35
Japan(4).........       160                             150
China............        75            $10              145             35
Indonesia........        60             10              200             15
Thailand.........        75                              90              5
Taiwan(4)........        55                              50              5
Philippines......        15              5               45             10
Other............        10             10               25             10
                       ----            ---           ------           ----
                       $765            $35           $1,220           $115
                       ====            ===           ======           ====

--------
(1) Cross-border outstandings primarily consisted of loans and leases, deposits in other banks, due from customers on acceptances and derivatives.
(2) Included within commitments are letters of credit, guarantees, and the undisbursed portions of loan commitments.
(3) Includes the Corporation's 17.5 percent ownership interest in Korean Merchant Banking Corporation.
(4)Outstandings for Japan and Taiwan are not included in total emerging markets countries outstandings.

  The Corporation's Asian nonaccrual loans, primarily from Indonesian-related activities, were $24 million at September 30, 1998. For the first nine months of 1998, Asia had net credit losses of $12 million, including net recoveries of $2 million in the third quarter of 1998. Asian nonaccrual loans as of December 31, 1997 and net credit losses for 1997 were not significant.

  In addition, during the third quarter of 1998, the Corporation approved a realignment of its Asian operations, including the anticipated closing of a representative office in India and branch offices in Japan, the Philippines and Taiwan. Additionally, the Corporation recorded a writedown of its 17.5 percent equity investment in KMBC.

  Certain Asian countries continue to experience a significant economic and financial crisis, including devalued currencies, erosion of investor confidence and overcapacity across several industries. These events have led to corporate and financial sector bankruptcies as well as social and political instability, which could continue to result in a high level of volatility in world financial markets. The ultimate impact of the Asian crisis on the Corporation's financial condition and results of operations cannot be predicted at this time, and will be dependent on future events, including the success of the established IMF programs, the success of government programs, the level of volatility in the various markets, the duration of these unsettled market conditions and the state of the underlying economies in the affected countries. As such, there can be no assurance on the level of future Asian nonaccrual loans and charge-offs. These conditions, as well as developments in other overseas markets, could also impact the Corporation's operations in other countries, particularly in Argentina and Brazil, as well as the financial results of the Corporation's domestic commercial businesses. Management will continue to monitor these markets closely and manage its portfolio in order to maximize its future results, all within the parameters of the Corporation's established risk management processes.

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

  The Corporation's liquid assets, which consist primarily of interest bearing deposits in other banks, federal funds sold and resale agreements, money market loans and unencumbered U.S. Treasury and government agency securities, were $8.2 billion at September 30, 1998, compared with $9.5 billion at December 31, 1997. Also, the Corporation has access to additional funding through the public markets. Management considers overall liquidity at September 30, 1998 to be adequate to meet current obligations, to support expectations for future changes in asset and liability levels and to carry on normal operations.

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

                              TRADING ACTIVITIES

  The Corporation's trading activities involve providing risk management and capital markets products and services to its customers, including interest rate derivatives and foreign exchange contracts and debt and equity underwriting and distribution. In addition, the Corporation takes proprietary trading positions, including positions in high yield and emerging markets fixed income securities and local currency debt and equity securities. The risk positions taken by the Corporation in these financial instruments are subject to ALCCO and MRC approved limits.

  The Corporation manages the market risk related to its trading businesses on a daily basis using a Value-at-Risk (VAR) methodology. VAR is defined as the statistical estimate of the potential loss amount that the Corporation could incur from an adverse movement in market prices. The Corporation uses a 99% confidence level, which means that the Corporation would not expect to exceed the potential loss amount as calculated by VAR more than once out of every 100 trading days. The VAR methodology requires a number of key assumptions including the probability distribution of market variables and the liquidity of the underlying exposures. The VAR calculations include the effects of both interest rate and foreign exchange rate risks. The portion of the aggregate VAR associated with the Corporation's foreign exchange trading activities is not significant. The calculations do not take into account the potential diversification benefits of the different positions taken across trading portfolios. At September 30, 1998, the aggregate VAR limit for the Corporation's trading businesses was approximately $55 million. The aggregate VAR exposure at September 30, 1998 and December 31, 1997 was approximately $31 million and $35 million, respectively. The aggregate average VAR exposure for the third quarter of 1998 and fourth quarter of 1997 was approximately $30 million and $31 million, respectively. In addition to the Corporation's VAR methodology, stress and scenario tests are performed regularly to assess exposure to event risk in each major trading product line and in the aggregate. While the VAR methodology is an effective tool for managing market risk in the Corporation's trading businesses, it does not preclude the occurrence of trading losses during periods of extreme volatility, such as that experienced in the third quarter of 1998.

                        ASSET AND LIABILITY MANAGEMENT

  The Corporation's U.S. dollar denominated assets and liabilities are exposed to interest rate risk. At September 30, 1998, U.S. dollar denominated assets comprised the majority of the Corporation's balance sheet. The Corporation's U.S. dollar denominated positions are evaluated and managed centrally through the Global Treasury group, utilizing several modeling methodologies. The two principal methodologies used are market value sensitivity and net interest revenue at risk. The results of these methodologies are reviewed monthly with ALCCO and at least quarterly with the Board.

  Market value sensitivity is defined as the potential change in market value, or the economic value, of the Corporation's assets and liabilities resulting from changes in interest rates. Net interest revenue at risk is defined as the exposure of the Corporation's net interest revenue over the next twelve months to an adverse movement in interest rates. Both of these methodologies are designed to isolate the effects of market changes in interest rates on the Corporation's existing positions, and they exclude other factors such as competitive pricing considerations, future changes in the asset and liability mix and other possible management actions. Therefore, they are not by themselves measures of future levels of net interest revenue.

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

  The following table shows the Corporation's quarter-end and average U.S. dollar denominated positions for market value sensitivity and net interest revenue at risk at September 30, 1998 and December 31, 1997.

                                SEPTEMBER 30, 1998 DECEMBER 31, 1997(1)
                                ------------------ ------------------------
                                QUARTER- QUARTERLY QUARTER-      QUARTERLY
                                  END     AVERAGE     END         AVERAGE
                                -------- --------- ----------    ----------
                                         (DOLLARS IN MILLIONS)
Market value sensitivity(2)....   $106     $136            $154          $146
% of risk-based capital........    1.2%     1.7%            2.2%          2.1%
Net interest revenue at
 risk(3).......................   $  1     $  3      $        9    $       12
% of net interest revenue......     .1%      .1%             .4%           .5%

--------
(1) Amounts have been restated for comparability.
(2) Based on a 100 basis point adverse upward interest rate shock.
(3) Based on the greater of a 100 basis point adverse interest rate shock or a 200 basis point adverse change in interest rates over the next twelve-month period. At September 30, 1998 and December 31, 1997, the adverse position was based on a 100 basis point upward interest rate shock.

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

  At September 30, 1998 and December 31, 1997, the Corporation's market value sensitivity and net interest revenue at risk were negatively biased to rising interest rates. The decrease in the market value sensitivity and net interest revenue at risk was mainly attributable to the decrease in the sensitivity of the core deposit portfolio, as well as a decrease in fixed rate loans.

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

  During the third quarter of 1998, the Corporation continued to structure its balance sheet to take positions in the currencies of certain emerging markets and other countries where it operates. These positions are generally taken as dictated by prevailing market and economic conditions.

  The average currency positions during the quarters ended September 30, 1998 and December 31, 1997 were as follows:

                                                     QUARTERLY AVERAGE
                                            ------------------------------------
                                            SEPTEMBER 30, 1998 DECEMBER 31, 1997
                                            ------------------ -----------------
                                                       (IN MILLIONS)
Argentina(1)...............................        $252              $160
Brazil(2)..................................         152                35
Chile(1)...................................          10                29

--------
(1) Currency positions represent local currency assets funded by U.S. dollars in both periods presented.
(2) Currency positions represent local U.S. dollar assets funded by local currency liabilities during the third quarter of 1998 and local currency assets funded by U.S. dollars during the fourth quarter of 1997.

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

  Derivatives provide the Corporation with significant flexibility in managing its interest rate risk and foreign exchange exposures, enabling it to manage risk efficiently and respond quickly to changing market conditions while minimizing the impact on balance sheet leverage. The Corporation routinely uses non-leveraged rate-related derivative instruments, primarily interest rate swaps, as part of its asset and liability management practices. Derivatives not used for asset and liability management are included in the derivatives trading portfolio and principally relate to providing risk management products to the Corporation's customers. All derivative activities are managed on a comprehensive basis, are included in the overall market risk measures and limits described above, and are subject to credit standards similar to those for balance sheet exposures.

  The following table summarizes the notional amounts and fair values of interest rate derivatives and foreign exchange contracts included in the Corporation's trading and asset and liability management (ALM) portfolios.

                                                    SEPTEMBER 30, 1998
                          ------------------------------------------------------------------------------
                              TRADING PORTFOLIO(1)                     ALM PORTFOLIO(1)
                          -------------------------------  ---------------------------------------------
                                   FAIR VALUE(2)(3)(4)              FAIR VALUE(2)(3)
                          NOTIONAL ----------------------  NOTIONAL --------------------   UNRECOGNIZED
                           AMOUNT   ASSET      LIABILITY    AMOUNT  ASSET     LIABILITY   GAIN (LOSS)(5)
                          -------- ---------  -----------  -------- --------  ----------  --------------
                                                      (IN MILLIONS)
Interest rate contracts
 Futures and forwards...  $11,509  $       8    $       8  $ 1,942                             $ (7)
 Interest rate swaps....   24,180        485          541   13,529  $    330    $     52        239
 Interest rate options
 Purchased(6)...........   27,840        113                 1,860        51                     51
 Written or sold(6).....   17,665                      94    1,360                    65        (65)
                          -------  ---------    ---------  -------  --------    --------       ----
Total interest rate
 contracts..............  $81,194  $     606    $     643  $18,691  $    381    $    117       $218
                          =======  =========    =========  =======  ========    ========       ====
Foreign exchange
 contracts
 Spot and forward
  contracts.............  $47,429  $     775    $     803  $ 3,523  $     16    $     14       $  2
 Options purchased......    3,338         77                     3
 Options written or
  sold..................    3,429                      69
                          -------  ---------    ---------  -------  --------    --------       ----
Total foreign exchange
 contracts..............  $54,196  $     852    $     872  $ 3,526  $     16    $     14       $  2
                          =======  =========    =========  =======  ========    ========       ====

                                                    DECEMBER 31, 1997
                          -----------------------------------------------------------------------------
                              TRADING PORTFOLIO(1)                     ALM PORTFOLIO(1)
                          -------------------------------  --------------------------------------------
                                   FAIR VALUE(2)(3)(4)              FAIR VALUE(2)(3)
                          NOTIONAL ----------------------  NOTIONAL --------------------  UNRECOGNIZED
                           AMOUNT   ASSET      LIABILITY    AMOUNT  ASSET     LIABILITY  GAIN (LOSS)(5)
                          -------- ---------  -----------  -------- --------  ---------- --------------
                                                      (IN MILLIONS)
Interest rate contracts
 Futures and forwards...  $42,842  $      36    $      69  $ 3,947  $     21                  $ 11
 Interest rate swaps....   20,451        113          160   11,162       132     $    11        96
 Interest rate options
 Purchased(6)...........   23,231         56                 2,765        13                     2
 Written or sold........   12,716                      53
                          -------  ---------    ---------  -------  --------     -------      ----
Total interest rate
 contracts..............  $99,240  $     205    $     282  $17,874  $    166     $    11      $109
                          =======  =========    =========  =======  ========     =======      ====
Foreign exchange
 contracts
 Spot and forward
  contracts.............  $25,793  $     476    $     442  $ 2,430  $     36     $    41      $ (5)
 Options purchased......    5,428        115
 Options written or
  sold..................    6,692                     107
                          -------  ---------    ---------  -------  --------     -------      ----
Total foreign exchange
 contracts..............  $37,913  $     591    $     549  $ 2,430  $     36     $    41      $ (5)
                          =======  =========    =========  =======  ========     =======      ====

--------
(1) Contracts under master netting agreements are shown on a net basis for both the trading and ALM portfolios.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. The fair value amounts of the trading portfolio are included in other assets or other liabilities, as applicable. The majority of derivatives that are part of the ALM portfolio are accounted for on the accrual basis and not carried at fair value. In certain cases, contracts, such as futures, are subject to daily cash settlements; as such, the fair value of these instruments is zero.
(3) At September 30, 1998 and December 31, 1997, the credit exposure of interest rate derivatives and foreign exchange contracts is represented by the fair value of contracts reported in the "Asset" column.

(4) The average asset and liability fair value amounts for interest rate contracts included in the trading portfolio for the quarters ended September 30, 1998 and December 31, 1997 were approximately $428 million and $486 million, respectively, and $182 million and $247 million, respectively. The average asset and liability fair value amounts for foreign exchange contracts included in the trading portfolio were approximately $677 million and $669 million, respectively, for the quarter ended September 30, 1998, and $538 million and $503 million, respectively, for the quarter ended December 31, 1997.
(5) Unrecognized gain or loss represents the amount of gain or loss, based on fair value, that has not been recognized in the income statement at the balance sheet date. This includes amounts related to contracts that have been terminated. Such amounts are recognized as an adjustment of yield over the period being managed. At September 30, 1998, there were $6 million of unrecognized gains related to terminated contracts that are being amortized to net interest revenue over a weighted average period of 39 months. At December 31, 1997, there were $7 million of unrecognized gains related to terminated contracts that were being amortized to net interest revenue over a weighted average period of 14 months.
(6) At September 30, 1998 and December 31, 1997, the ALM Portfolio included equity contracts entered into by the Corporation's Argentine operations. These contracts are linked to Argentine deposit products, where the holder receives payment based upon the changes in the prices of underlying emerging markets securities.

  The increase of $109 million in the net fair value of interest rate contracts included in the ALM portfolio was primarily due to a decrease in domestic interest rates, which resulted in an increase in the fair value of the domestic receive fixed interest rate swap portfolio.

  Net trading gains or losses from interest rate derivatives are recorded in trading account profits and commissions. The Corporation's interest rate derivative trading activities primarily include providing risk management products to its customers. Derivatives are also used to manage risk in other trading portfolios, such as emerging markets securities. The results of these derivative activities are combined with the results of the respective trading portfolio to determine the overall performance of the trading business and, as such, are not included in the results of derivative trading activities. Net trading gains from interest rate derivative trading for the quarter and nine months ended September 30, 1998 were $10 million and $18 million, respectively, and for the quarter and nine months ended September 30, 1997 were $3 million and $12 million, respectively.

  Net trading gains from foreign exchange contracts are recorded in other income. Net trading gains from foreign exchange activities, which include foreign exchange spot, forward and options contracts, for the quarter and nine months ended September 30, 1998 were $35 million and $96 million, respectively, and for the quarter and nine months ended September 30, 1997 were $18 million and $57 million, respectively.

  The following table summarizes the remaining maturity of interest rate derivative financial instruments entered into for asset and liability management purposes as of September 30, 1998.

                                                 REMAINING MATURITY
                         ------------------------------------------------------------------------
                                                                       SEPTEMBER 30, DECEMBER 31,
                                                                            1998         1997
                          1998    1999    2000   2001   2002   2003+       TOTAL         TOTAL
                         ------  -------  -----  -----  -----  ------  ------------- ------------
                                               (DOLLARS IN MILLIONS)
INTEREST RATE SWAPS
Domestic
Receive fixed rate
 swaps(1)
 Notional amount........ $  450  $   825  $ 545  $ 350  $ 125  $2,220     $ 4,515      $ 4,699
 Weighted average
  receive rate..........   6.02%    5.93%  5.77%  6.16%  6.59%   6.44%       6.21%        6.26%
 Weighted average pay
  rate..................   5.69%    5.69%  5.67%  5.59%  5.69%   5.59%       5.63%        5.84%
Pay fixed rate swaps(1)
 Notional amount........ $   89  $   170  $ 125                $   73     $   457      $   344
 Weighted average
  receive rate..........   5.97%    5.29%  5.31%                 5.32%       5.43%        5.85%
 Weighted average pay
  rate..................   6.44%    5.37%  4.88%                 5.13%       5.41%        6.03%
Basis swaps(2)
 Notional amount........ $  215  $   200  $  50                $  292     $   757      $   725
 Weighted average
  receive rate..........   5.65%    5.67%  5.94%                 5.98%       5.80%        7.53%
 Weighted average pay
  rate..................   5.66%    5.69%  5.69%                 6.62%       6.04%        5.98%
Total Domestic Interest
 Rate Swaps
 Notional amount........ $  754  $ 1,195  $ 720  $ 350  $ 125  $2,585     $ 5,729      $ 5,768
 Weighted average
  receive rate(3).......   5.91%    5.79%  5.70%  6.16%  6.59%   5.69%       5.79%        6.39%
 Weighted average pay
  rate(3)...............   5.77%    5.65%  5.54%  5.59%  5.69%   5.69%       5.67%        5.87%
Total International
 Interest Rate Swaps
 Notional Amount(4)..... $   50  $ 7,733         $  15         $    2     $ 7,800      $ 5,394
OTHER DERIVATIVE
 PRODUCTS
Futures and
 forwards(5)............ $  654  $ 1,288                                  $ 1,942      $ 3,947
Interest rate options
 purchased(6)...........         $ 1,860                                  $ 1,860      $ 2,765
Interest rate options
 sold(6)................         $ 1,360                                  $ 1,360
                         ------  -------  -----  -----  -----  ------     -------      -------
Total Consolidated
 Notional Amount........ $1,458  $13,436  $ 720  $ 365  $ 125  $2,587     $18,691      $17,874
                         ======  =======  =====  =====  =====  ======     =======      =======

--------
(1) Approximately $2.9 billion of the receive fixed rate swaps are linked to fixed rate notes payable, and the remaining $1.6 billion to floating rate loans. Of the swaps linked to notes payable, approximately $1.6 billion are scheduled to mature in 2003 and thereafter. The majority of the pay fixed rate swaps are linked to notes payable.
(2) Basis swaps represent swaps where both the pay rate and receive rate are floating rates. Most of the basis swaps are linked to notes payable.
(3) The majority of the Corporation's interest rate swaps accrue at LIBOR. In arriving at the variable weighted average receive and pay rates, LIBOR rates in effect as of September 30, 1998 have been implicitly assumed to remain constant throughout the terms of the swaps. Future changes in LIBOR rates would affect the variable rate information disclosed.
(4) At September 30, 1998 and December 31, 1997, the majority of the international portfolio is comprised of swaps entered into by the Corporation's Brazilian operations. These swaps typically include the exchange of floating rate indices that are limited to the Brazilian market.
(5) Represents contracts entered into by the Corporation's Brazilian operations in the local market which are linked to short-term interest bearing assets and liabilities.
(6) At September 30, 1998 and December 31, 1997, primarily includes equity contracts entered into by the Corporation's Argentine operations. These contracts are linked to Argentine deposit products where the holder receives payment based on changes in the prices of underlying Argentine securities.

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

                       RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value should be recognized currently in earnings unless the derivative is designated as a hedge. When designated as a hedge, the fair value should be recognized currently in earnings or in other nonowner changes in equity, depending on whether such designation is as a fair value or as a cash flow hedge. With respect to fair value hedges, the fair value of the derivative, as well as changes in the fair value of the hedged item, are reported in the income statement. With cash flow hedges, changes in the derivative's fair value are reported in other nonowner changes in equity and reclassified to the income statement in periods in which earnings are affected by the hedged variable cash flows or forecasted transaction. SFAS 133 also requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

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

                             BANKBOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1998          1997
                                                      ------------- ------------
                       ASSETS
Cash and due from banks..............................    $ 3,380      $ 4,006
Interest bearing deposits in other banks.............      1,045        1,592
Federal funds sold and securities purchased under
 agreements to resell................................      1,731        2,017
Trading securities...................................      1,625        1,833
Securities
  Available for sale.................................     11,910        9,865
  Held to maturity (fair value of $602 in 1998 and
   $621 in 1997).....................................        594          618
Loans and lease financing
  United States operations...........................     31,761       31,491
  International operations...........................     13,986       12,489
                                                         -------      -------
    Total loans and lease financing (net of unearned
     income of $419 in 1998 and $381 in 1997)........     45,747       43,980
Reserve for credit losses............................       (740)        (712)
                                                         -------      -------
  Net loans and lease financing......................     45,007       43,268
Premises and equipment, net..........................      1,289        1,042
Due from customers on acceptances....................        344          462
Accrued interest receivable..........................        554          552
Other assets.........................................      6,355        4,013
                                                         -------      -------
TOTAL ASSETS.........................................    $73,834      $69,268
                                                         =======      =======


   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    SEPTEMBER 30, DECEMBER 31,
                                                        1998          1997
                                                    ------------- ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Domestic offices
   Noninterest bearing.............................    $ 6,204      $ 8,507
   Interest bearing................................     26,646       25,104
  Overseas offices
   Noninterest bearing.............................      1,206        1,085
   Interest bearing................................     12,364       11,065
                                                       -------      -------
      Total deposits...............................     46,420       45,761
Funds borrowed
  Federal funds purchased..........................        591        1,003
  Term federal funds purchased.....................      2,144        2,530
  Securities sold under agreements to repurchase...      2,198        1,789
  Other funds borrowed.............................      8,281        6,401
Acceptances outstanding............................        344          460
Accrued expenses and other liabilities.............      3,710        3,026
Notes payable......................................      4,436        2,941
Guaranteed preferred beneficial interests in
 Corporation's junior subordinated debentures......        995          747
                                                       -------      -------
TOTAL LIABILITIES..................................     69,119       64,658
                                                       -------      -------
Commitments and contingencies
Stockholders' equity
  Preferred stock without par value
   Authorized shares--10,000,000
   Issued and outstanding shares--3,673,941 in
    1997...........................................                     278
  Common stock, par value $1.00 in 1998 and $1.50
   in 1997
   Authorized shares--500,000,000 in 1998 and
    300,000,000 in 1997
   Issued shares--307,376,853 in 1998 and
    154,002,254 in 1997
   Outstanding shares--294,596,378 in 1998 and
    145,706,594 in 1997............................        307          231
Surplus............................................      1,123        1,219
Retained earnings..................................      3,768        3,472
Net unrealized gain on securities available for
 sale, net of tax..................................         17           53
Cumulative translation adjustments, net of tax.....        (13)         (11)
Treasury stock, at cost (12,780,475 shares in 1998
 and 8,295,660 shares in 1997).....................       (487)        (632)
                                                       -------      -------
TOTAL STOCKHOLDERS' EQUITY.........................      4,715        4,610
                                                       -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........    $73,834      $69,268
                                                       =======      =======

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                            QUARTERS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30      SEPTEMBER 30
                                            ---------------- ------------------
                                             1998     1997     1998      1997
                                            -------  ------- --------  --------
INTEREST INCOME
  Loans and lease financing, including
   fees.................................... $ 1,092  $   973 $  3,134  $  2,948
  Securities...............................     196      169      576       502
  Trading securities.......................      24       30       90        86
  Federal funds sold and securities
   purchased under agreements to resell....      71       60      250       181
  Deposits in other banks..................      27       35       87       106
                                            -------  ------- --------  --------
    Total interest income..................   1,410    1,267    4,137     3,823
                                            -------  ------- --------  --------
INTEREST EXPENSE
  Deposits of domestic offices.............     240      238      716       701
  Deposits of overseas offices.............     219      190      669       532
  Funds borrowed...........................     238      207      655       599
  Notes payable............................      88       61      229       184
                                            -------  ------- --------  --------
    Total interest expense.................     785      696    2,269     2,016
                                            -------  ------- --------  --------
NET INTEREST REVENUE.......................     625      571    1,868     1,807
  Provision for credit losses..............      60       40      260       160
                                            -------  ------- --------  --------
  Net interest revenue after provision for
   credit losses...........................     565      531    1,608     1,647
                                            -------  ------- --------  --------
NONINTEREST INCOME
  Financial service fees...................     221      168      575       462
  Trust and agency fees....................      82       73      244       208
  Trading profits and commissions..........     (52)      20      (22)       67
  Net securities gains.....................      17       11       53        52
  Other income.............................     117      176      581       366
                                            -------  ------- --------  --------
    Total noninterest income...............     385      448    1,431     1,155
                                            -------  ------- --------  --------
NONINTEREST EXPENSE
  Salaries.................................     385      264      982       781
  Employee benefits........................      64       54      188       158
  Occupancy expense........................      58       50      168       152
  Equipment expense........................      41       36      121       108
  Other expense............................     238      197      635       524
                                            -------  ------- --------  --------
    Total noninterest expense..............     786      601    2,094     1,723
                                            -------  ------- --------  --------
Income before income taxes.................     164      378      945     1,079
Provision for income taxes.................      59      152      360       434
                                            -------  ------- --------  --------
NET INCOME................................. $   105  $   226 $    585  $    645
                                            =======  ======= ========  ========
NET INCOME APPLICABLE TO COMMON STOCK...... $   104  $   217 $    576  $    617
                                            =======  ======= ========  ========
PER COMMON SHARE
Net income
  Basic.................................... $   .35  $   .75 $   1.96  $   2.07
  Diluted.................................. $   .35  $   .73 $   1.94  $   2.04
Dividends declared......................... $   .29  $   .26 $    .87  $    .73
AVERAGE NUMBER OF COMMON SHARES (IN
 THOUSANDS)
  Basic.................................... 294,379  290,766  293,570   297,750
  Diluted.................................. 296,361  295,684  296,050   303,148

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN MILLIONS)

                                                                    1998    1997
NINE MONTHS ENDED SEPTEMBER 30                                     ------  ------
BALANCE, BEGINNING OF PERIOD...................................... $4,610  $4,934
Net income........................................................    585     645
Other nonowner changes in equity
  Change in unrealized gain on securities available for sale, net
   of tax and reclassification adjustment.........................    (36)     (8)
  Change in foreign currency translation adjustment, net of tax...     (2)     (3)
                                                                   ------  ------
    Total nonowner changes in equity..............................    547     634
                                                                   ------  ------
Common stock issued in connection with
  Exercise of stock options.......................................     37      17
  Dividend reinvestment and common stock purchase plan............     17      16
  Restricted stock grants, net of forfeitures.....................     16       7
  Business combinations...........................................              7
  Other, principally employee benefit plans.......................     31      27
Cash dividends declared
  Preferred stock.................................................    (10)    (28)
  Common stock....................................................   (255)   (218)
Purchases of treasury stock.......................................           (784)
Redemption of preferred stock.....................................   (278)   (230)
                                                                   ------  ------
BALANCE, END OF PERIOD............................................ $4,715  $4,382
                                                                   ======  ======


   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN MILLIONS)

                                                                1998     1997
NINE MONTHS ENDED SEPTEMBER 30                                --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $    585  $   645
Reconciliation of net income to net cash provided from (used for) operating activities
 Provision for credit losses................................       260      160
 Depreciation and amortization..............................       137      118
 Provision for deferred taxes...............................       (32)      64
 Net gains on sales of securities and other assets..........      (399)    (267)
 Change in trading securities...............................       208     (625)
 Net change in interest receivables and payables............        25
 Other, net.................................................      (455)    (477)
                                                              --------  -------
 Net cash provided from (used for) operating activities.....       329     (382)
                                                              --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided from (used for) interest bearing deposits
 in other banks.............................................       547     (357)
Net cash provided from (used for) federal funds sold and
 securities purchased under agreements to resell............       286   (1,190)
Securities available for sale
 Sales......................................................     8,485    4,758
 Maturities.................................................     2,089    2,126
 Purchases..................................................   (12,559)  (8,494)
Securities held to maturity
 Maturities.................................................        54       92
 Purchases..................................................       (30)     (48)
Net cash used for lending and lease activities of nonbank
 entities...................................................      (266)    (270)
Proceeds from sales of loan portfolios by bank
 subsidiaries...............................................     1,207    1,295
Net cash used for lending and lease activities of bank
 subsidiaries...............................................    (2,057)  (2,513)
Proceeds from sales of other real estate owned..............        37       20
Expenditures for premises and equipment.....................      (395)    (233)
Proceeds from sales of business units, premises and
 equipment..................................................       427       94
Payments for purchase business combinations, net of cash
 acquired...................................................      (606)
Purchase of investment in bank-owned life insurance.........      (400)
Other, net..................................................       253       21
                                                              --------  -------
 Net cash used for investing activities.....................    (2,928)  (4,699)
                                                              --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided from (used for) deposits..................      (792)   1,824
Net cash provided from funds borrowed.......................     1,491    3,427
Repayments of notes payable.................................      (380)    (955)
Net proceeds from issuance of notes payable.................     1,875      915
Net proceeds from issuance of guaranteed preferred
 beneficial interests in Corporation's junior subordinated
 debentures.................................................       248      247
Net proceeds from issuance of common stock..................        84       58
Redemption of preferred stock...............................      (278)    (230)
Purchases of treasury stock.................................               (784)
Dividends paid..............................................      (265)    (246)
                                                              --------  -------
 Net cash provided from financing activities................     1,983    4,256
Effect of foreign currency translation on cash..............       (10)      (4)
                                                              --------  -------
NET CHANGE IN CASH AND DUE FROM BANKS.......................      (626)    (829)
CASH AND DUE FROM BANKS AT JANUARY 1........................     4,006    4,273
                                                              --------  -------
CASH AND DUE FROM BANKS AT SEPTEMBER 30.....................  $  3,380  $ 3,444
                                                              ========  =======
Interest payments made......................................  $  2,242  $ 2,021
Income tax payments made....................................  $    257  $   324

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

2. ACQUISITIONS

  In August 1998, the Corporation completed its acquisition of the investment banking operations of BancAmerica Robertson Stephens from BankAmerica Corporation for $400 million in cash. The acquired operations were merged into the Corporation's Section 20 subsidiary, BancBoston Securities Inc., which was renamed BancBoston Robertson Stephens Inc. In connection with the acquisition and in addition to the purchase price, the Corporation agreed to pay $400 million in cash compensation and stock options to employees over the next three and one-half years, of which $75 million was recorded in the third quarter of 1998. The acquisition was accounted for as a purchase and, accordingly, the assets and liabilities of the acquired operations were recorded at their estimated fair values as of the acquisition date. Goodwill resulting from the acquisition is being amortized over a twenty-five year period. The acquisition has been included in the accompanying consolidated financial statements since the acquisition date. Pro forma results of operations including the acquisition for the nine months ended September 30, 1998 and the year ended December 31, 1997 are not presented, since the results would not have been significantly different in relation to the Corporation's results of operations.

3. SECURITIES

  A summary comparison of securities available for sale by type is as follows:

                                         SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                         ----------------------------------------
                                                   CARRYING            CARRYING
                                           COST      VALUE     COST      VALUE
                                         --------- ------------------- ----------
                                                    (IN MILLIONS)
U.S. Treasury........................... $     828 $     843  $    936  $    943
U.S. government agencies and
 corporations--
 mortgage-backed securities.............     6,619     6,740     5,798     5,860
States and political subdivisions.......        38        39        54        54
Foreign debt securities.................     2,266     2,137     1,391     1,375
Other debt securities...................     1,192     1,210       890       895
Marketable equity securities............       313       315       187       216
Other equity securities.................       626       626       522       522
                                         --------- ---------  --------  --------
                                         $  11,882 $  11,910  $  9,778  $  9,865
                                         ========= =========  ========  ========

  Other equity securities included in securities available for sale are not traded on established exchanges and are carried at cost.

                             BANKBOSTON CORPORATION

  A summary comparison of securities held to maturity by type is as follows:

                                       SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                      -------------------- --------------------
                                      AMORTIZED            AMORTIZED
                                        COST    FAIR VALUE   COST    FAIR VALUE
                                      --------- ---------- --------- ----------
                                                    (IN MILLIONS)
U.S. Treasury........................   $  7       $  7      $  6       $  6
U.S. government agencies and
 corporations--
 mortgage-backed securities..........    495        503       520        523
Foreign debt securities..............     13         13        11         11
Other debt securities................      1          1
Other equity securities..............     78         78        81         81
                                        ----       ----      ----       ----
                                        $594       $602      $618       $621
                                        ====       ====      ====       ====

  Other equity securities included in securities held to maturity represent securities, such as Federal Reserve Bank and Federal Home Loan Bank stock, which are not traded on established exchanges and have only redemption capabilities. Fair values for such securities are considered to approximate cost.

4. LOANS AND LEASE FINANCING

  The following are the details of loan and lease financing balances:

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1998          1997
                                                      ------------- ------------
                                                            (IN MILLIONS)
United States operations
  Commercial, industrial and financial...............    $18,218      $15,268
  Commercial real estate
    Construction.....................................        209          271
    Other............................................      4,089        4,211
  Consumer-related
    Residential mortgages............................      2,111        2,570
    Home equity......................................      2,672        2,823
    Credit card......................................        393        1,756
    Other............................................      2,693        2,956
  Lease financing....................................      1,607        1,938
  Unearned income....................................       (231)        (302)
                                                         -------      -------
                                                          31,761       31,491
                                                         -------      -------
International operations
  Commercial and industrial..........................      9,320        8,826
  Banks and other financial institutions.............        835          860
  Governments and official institutions..............         73           95
  Consumer-related
    Residential mortgages............................      1,383          947
    Credit card......................................        339          182
    Other............................................      1,164          828
  Lease financing....................................        652          452
  All other..........................................        408          378
  Unearned income....................................       (188)         (79)
                                                         -------      -------
                                                          13,986       12,489
                                                         -------      -------
                                                         $45,747      $43,980
                                                         =======      =======

                            BANKBOSTON CORPORATION

5. RESERVE FOR CREDIT LOSSES

  An analysis of the reserve for credit losses is as follows:

                                           QUARTERS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30       SEPTEMBER 30
                                           ----------------  ------------------
                                            1998     1997      1998      1997
                                           -------  -------  --------  --------
                                                     (IN MILLIONS)
BALANCE, BEGINNING OF PERIOD.............. $   734  $   845  $    712  $    883
Provision.................................      60       40       260       160
Reserves of entities sold.................              (95)                (95)
Reserves of entities acquired.............       5                 19
Domestic credit losses
  Commercial, industrial and financial....     (11)      (4)      (37)      (31)
  Commercial real estate..................      (1)      (2)       (5)       (6)
  Consumer-related
    Residential mortgages.................      (1)      (1)       (5)       (5)
    Credit card...........................      (6)     (26)      (32)      (71)
    Home equity...........................      (2)      (3)       (5)       (8)
    Other.................................     (17)     (18)      (57)     (105)
International credit losses...............     (41)     (26)     (168)      (57)
                                           -------  -------  --------  --------
      Total credit losses.................     (79)     (80)     (309)     (283)
                                           -------  -------  --------  --------
Domestic recoveries
  Commercial, industrial and financial....       2        2         9         6
  Commercial real estate..................       2        4         8        11
  Consumer-related
    Residential mortgages.................                          1         3
    Credit card...........................                2         1         4
    Home equity...........................       1        1         1         2
    Other.................................       4        6        14        24
International recoveries..................      11        4        24        14
                                           -------  -------  --------  --------
      Total recoveries....................      20       19        58        64
                                           -------  -------  --------  --------
Net credit losses.........................     (59)     (61)     (251)     (219)
                                           -------  -------  --------  --------
BALANCE, END OF PERIOD.................... $   740  $   729  $    740  $    729
                                           =======  =======  ========  ========

  At September 30, 1998, loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," totaled $207 million, of which $27 million related to loans with no valuation reserve and $180 million related to loans with a valuation reserve of $84 million. At December 31, 1997, impaired loans totaled $166 million, of which $34 million related to loans with no valuation reserve and $132 million related to loans with a valuation reserve of $40 million. For the quarters ended September 30, 1998 and 1997, average impaired loans were approximately $209 million and $201 million, respectively. For the nine months ended September 30, 1998 and 1997, average impaired loans were approximately $190 million and $220 million, respectively. Interest recognized on impaired loans during these periods was not material.

6. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEBENTURES

  Since November 1996, the Corporation has formed five wholly-owned grantor trusts, BankBoston Capital Trust I, II, III, IV and V (collectively, the Trusts), for the exclusive purpose of issuing capital securities

                            BANKBOSTON CORPORATION

(Trust Securities) and investing the proceeds from the sale of such securities in junior subordinated debentures issued by the Corporation.

  In the fourth quarter of 1996, BankBoston Capital Trust I issued $250 million of its 8 1/4% Trust Securities, and BankBoston Capital Trust II issued $250 million of its 7 3/4% Trust Securities. Both issues of Trust Securities have a liquidation preference of $1,000 per Trust Security, pay distributions semiannually, can be prepaid at the option of the Trusts, in whole or in part, on or after December 15, 2006, and are scheduled to mature on December 15, 2026. In June 1997, BankBoston Capital Trust III issued $250 million of its floating rate Trust Securities. These Trust Securities have a liquidation preference of $1,000 per Trust Security, pay distributions quarterly at LIBOR plus .75%, can be prepaid at the option of Trust III, in whole or in part, on or after June 15, 2007, and are scheduled to mature on June 15, 2027. At September 30, 1998, the interest rate on these floating rate Trust Securities was 6.25%. In addition, in June 1998, BankBoston Capital Trust IV issued $250 million of its floating rate Trust Securities. These Trust Securities have a liquidation preference of $1,000 per Trust Security, pay distributions quarterly at LIBOR plus .60%, can be prepaid at the option of Trust IV, in whole or in part, on or after June 8, 2003, and are scheduled to mature on June 8, 2028. At September 30, 1998, the interest rate on these floating rate Trust Securities was 6.19%. The Corporation has fully, irrevocably and unconditionally guaranteed all of the Trusts' obligations under the Trust Securities.

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

7. COMMON STOCK AND EARNINGS PER SHARE

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

  A summary of the Corporation's calculation of earnings per share is as follows:

                                              QUARTERS ENDED   NINE MONTHS ENDED
                                               SEPTEMBER 30      SEPTEMBER 30
                                             ----------------- -----------------
                                               1998     1997     1998     1997
                                             -------- -------- -------- --------
                                                        (IN MILLIONS)
Net income.................................  $    105 $    226 $    585 $    645
Less preferred dividends...................         1        9        9       28
                                             -------- -------- -------- --------
Net income applicable to common stock......  $    104 $    217 $    576 $    617
                                             ======== ======== ======== ========
                                                    (SHARES IN THOUSANDS)
Weighted average number of common shares
 outstanding used in calculation of basic
 earnings per share........................   294,379  290,766  293,570  297,750
Incremental shares from the assumed
 exercise of dilutive stock options as of
 the beginning of the period...............     1,982    4,918    2,480    5,398
                                             -------- -------- -------- --------
Weighted average number of common shares
 outstanding used in calculation of diluted
 earnings per share........................   296,361  295,684  296,050  303,148
                                             ======== ======== ======== ========
  Basic earnings per common share..........  $    .35 $    .75 $   1.96 $   2.07
                                             ======== ======== ======== ========
  Diluted earnings per common share........  $    .35 $    .73 $   1.94 $   2.04
                                             ======== ======== ======== ========

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

  The Corporation has reported nonowner changes in equity for the nine months ended September 30, 1998 and 1997 in the accompanying consolidated statement of changes in stockholders' equity on a net-of-tax basis. The changes in unrealized gain on securities available for sale have also been presented net of reclassification adjustments related to net securities gains that were realized from sales of such securities during the respective periods. These gains, on an after-tax basis, amounted to $33 million and $31 million for the nine months ended September 30, 1998 and 1997, respectively. Tax provisions (benefits) related to other nonowner changes in equity for the nine months ended September 30, 1998 and 1997 were as follows: change in unrealized gain on securities available for sale, $(2) million and $16 million, respectively; reclassification adjustment, $20 million and $21 million, respectively; and change in foreign currency translation, $(1) and $(2) million, respectively.

10. PREFERRED STOCK REDEMPTION

  In July 1998, the Corporation redeemed all of the outstanding shares of its adjustable rate cumulative preferred stock, Series A, B and C, and its 7 7/8% cumulative preferred stock, Series F, at their total aggregate carrying value of $278 million, plus dividends payable through their respective redemption dates.

CONSOLIDATED BALANCE SHEET AVERAGES BY QUARTER

LAST NINE QUARTERS

                               1996                    1997                        1998
                          --------------- ------------------------------- -----------------------
                             3       4       1       2       3       4       1       2       3
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
         ASSETS                                        (IN MILLIONS)
Interest bearing
 deposits in other
 banks..................  $ 1,256 $ 1,405 $ 1,961 $ 1,748 $ 1,737 $ 1,683 $ 1,579 $ 1,077 $   962
Federal funds sold and
 securities purchased
 under agreements to
 resell.................    1,708   2,047   2,189   1,896   2,018   2,322   2,524   3,252   3,483
Trading securities......    1,467   1,459   1,498   1,590   1,924   1,769   2,072   2,248   1,663
Mortgages held for
 sale...................       21      44
Securities..............    8,249   8,029   9,261   9,488   9,661  10,538  10,606  11,188  11,692
Loans and lease
 financing..............   41,223  41,835  41,732  42,112  42,429  43,242  43,706  44,196  45,069
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 Total earning assets...   53,924  54,819  56,641  56,834  57,769  59,554  60,487  61,961  62,869
Other assets............    6,125   6,237   6,583   7,112   7,935   8,538   9,223   9,275   9,632
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 TOTAL ASSETS...........  $60,049 $61,056 $63,224 $63,946 $65,704 $68,092 $69,710 $71,236 $72,501
                          ======= ======= ======= ======= ======= ======= ======= ======= =======
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
Deposits
Domestic offices
 Noninterest bearing....  $ 6,694 $ 6,837 $ 6,951 $ 7,229 $ 7,182 $ 7,535 $ 7,482 $ 7,031 $ 6,186
 Interest bearing.......   26,003  25,121  24,622  24,657  24,713  24,825  25,594  25,786  26,147
Overseas offices
 Noninterest bearing....      491     455     599     626     709     883   1,134   1,178   1,019
 Interest bearing.......    9,429   9,618   9,727   9,734  10,385  11,009  11,564  11,409  11,187
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 Total deposits.........   42,617  42,031  41,899  42,246  42,989  44,252  45,774  45,404  44,539
Federal funds purchased
 and repurchase
 agreements.............    4,739   5,167   5,923   5,776   6,047   6,318   5,337   5,358   6,825
Other funds borrowed....    3,562   4,190   4,943   5,690   6,320   6,412   6,972   7,696   7,598
Notes payable(1)........    2,674   2,983   3,316   3,351   3,336   3,524   3,749   4,392   5,149
Other liabilities.......    1,698   1,860   2,191   2,216   2,464   3,106   3,148   3,508   3,618
Stockholders' equity....    4,759   4,825   4,952   4,667   4,548   4,480   4,730   4,878   4,772
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY..  $60,049 $61,056 $63,224 $63,946 $65,704 $68,092 $69,710 $71,236 $72,501
                          ======= ======= ======= ======= ======= ======= ======= ======= =======

--------
(1) Amounts for 1997 and 1998 include guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.

CONSOLIDATED STATEMENT OF INCOME BY QUARTER--TAXABLE EQUIVALENT BASIS

LAST NINE QUARTERS

                              1996                  1997                      1998
                          -------------  ---------------------------  ---------------------
                            3      4       1      2      3      4       1      2       3
                          ------ ------  ------ ------ ------ ------  ------ ------  ------
                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
NET INTEREST REVENUE....  $591.4 $611.2  $620.0 $615.9 $571.1 $621.5  $603.3 $639.5  $624.9
Taxable equivalent
 adjustment.............     5.0    5.2     5.0    4.5    5.4    9.6     3.7    5.4     4.7
                          ------ ------  ------ ------ ------ ------  ------ ------  ------
 Total net interest
  revenue...............   596.4  616.4   625.0  620.4  576.5  631.1   607.0  644.9   629.6
Provision for credit
 losses.................    57.0   60.0    60.0   60.0   40.0   40.0   140.0   60.0    60.0
                          ------ ------  ------ ------ ------ ------  ------ ------  ------
 Net interest revenue
  after provision for
  credit losses.........   539.4  556.4   565.0  560.4  536.5  591.1   467.0  584.9   569.6
                          ------ ------  ------ ------ ------ ------  ------ ------  ------
NONINTEREST INCOME
Financial service fees..   140.4  146.6   137.5  155.7  168.4  193.6   162.8  191.7   220.6
Trust and agency fees...    61.6   65.0    66.0   69.4   72.8   74.8    79.3   82.1    82.3
Trading profits and
 commissions............    20.7   17.2    19.3   27.9   19.9   (8.6)   34.0   (3.7)  (52.1)
Net securities gains....     7.1    (.8)    8.8   31.9   11.3   27.4    24.8   11.4    16.6
Other income............   106.7  111.5    98.1   91.9  175.8  121.2   288.1  175.9   117.7
                          ------ ------  ------ ------ ------ ------  ------ ------  ------
 Total noninterest
  income................   336.5  339.5   329.7  376.8  448.2  408.4   589.0  457.4   385.1
                          ------ ------  ------ ------ ------ ------  ------ ------  ------
NONINTEREST EXPENSE
Salaries................   244.2  254.5   257.7  260.2  263.8  283.0   292.7  305.1   384.4
Employee benefits.......    49.1   44.4    52.7   51.3   54.0   56.3    60.9   63.3    64.1
Occupancy expense.......    51.1   50.6    50.8   52.1   49.6   51.3    54.4   55.8    58.3
Equipment expense.......    34.2   36.2    35.6   35.8   36.1   38.4    40.1   39.6    40.8
Acquisition, divestiture
 and restructuring
 expense................   180.0
Other expense...........   153.8  162.2   147.4  178.5  197.8  171.5   212.9  183.6   238.0
                          ------ ------  ------ ------ ------ ------  ------ ------  ------
 Total noninterest
  expense...............   712.4  547.9   544.2  577.9  601.3  600.5   661.0  647.4   785.6
                          ------ ------  ------ ------ ------ ------  ------ ------  ------
Income before income
 taxes..................   163.5  348.0   350.5  359.3  383.4  399.0   395.0  394.9   169.1
Provision for income
 taxes..................    78.5  141.3   138.7  142.8  152.3  154.7   153.0  147.6    59.4
Taxable equivalent
 adjustment.............     5.0    5.2     5.0    4.5    5.4    9.6     3.7    5.4     4.7
                          ------ ------  ------ ------ ------ ------  ------ ------  ------
                            83.5  146.5   143.7  147.3  157.7  164.3   156.7  153.0    64.1
                          ------ ------  ------ ------ ------ ------  ------ ------  ------
NET INCOME..............  $ 80.0 $201.5  $206.8 $212.0 $225.7 $234.7  $238.3 $241.9  $105.0
                          ====== ======  ====== ====== ====== ======  ====== ======  ======
PER COMMON SHARE(1)
Net Income
 Basic..................  $  .23 $  .63  $  .64 $  .68 $  .75 $  .79  $  .80 $  .81  $  .35
 Diluted................     .23    .62     .63    .68    .73    .78     .79    .80     .35
Cash dividends
 declared...............     .22    .22     .22    .26    .26    .26     .29    .29     .29

--------
(1) All per share information has been adjusted to reflect the Corporation's two-for-one stock split, effected in June 1998.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                     QUARTER ENDED SEPTEMBER 30,
                                                                1998
                                                     ---------------------------
                                                     AVERAGE             AVERAGE
                                                     VOLUME  INTEREST(1)  RATE
                                                     ------- ----------- -------
                                                        (DOLLARS IN MILLIONS)
                      ASSETS
Interest Bearing Deposits with Other Banks
 U.S...............................................  $   139   $    2      5.51%
 International.....................................      823       25     12.03
                                                     -------   ------
  Total............................................      962       27     11.09
                                                     -------   ------     -----
Federal Funds Sold and Resale Agreements
 U.S...............................................    2,351       30      5.13
 International.....................................    1,132       41     14.32
                                                     -------   ------
  Total............................................    3,483       71      8.12
                                                     -------   ------     -----
Trading Securities
 U.S...............................................      926       16      6.88
 International.....................................      737        8      4.20
                                                     -------   ------
  Total............................................    1,663       24      5.70
                                                     -------   ------     -----
Securities
 U.S.
 Available for sale (2)............................    9,179      140      6.11
 Held to maturity..................................      598       11      6.82
 International
 Available for sale (2)............................    1,915       48      9.70
                                                     -------   ------
  Total............................................   11,692      199      6.74
                                                     -------   ------     -----
Loans and Lease Financing (Net of Unearned Income)
 U.S...............................................   30,450      640      8.33
 International.....................................   14,619      454     12.33
                                                     -------   ------
  Total loans and lease financing (3)..............   45,069    1,094      9.63
                                                     -------   ------     -----
 Earning assets....................................   62,869    1,415      8.92
                                                               ------     -----
 Nonearning assets.................................    9,632
                                                     -------
  Total Assets.....................................  $72,501
                                                     =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits..................................  $16,174   $  105      2.57%
 Time deposits.....................................    9,973      138      5.50
 International.....................................   11,187      216      7.67
                                                     -------   ------
  Total............................................   37,334      459      4.88
                                                     -------   ------     -----
Federal Funds Purchased and Repurchase Agreements
 U.S...............................................    6,658       90      5.35
 International.....................................      167        2      3.91
                                                     -------   ------
  Total............................................    6,825       92      5.31
                                                     -------   ------     -----
Other Funds Borrowed
 U.S...............................................    5,635       85      5.98
 International.....................................    1,963       61     12.42
                                                     -------   ------
  Total............................................    7,598      146      7.65
                                                     -------   ------     -----
Notes Payable
 U.S. (4)..........................................    4,732       79      6.58
 International.....................................      417        9      8.74
                                                     -------   ------
  Total............................................    5,149       88      6.75
                                                     -------   ------     -----
 Total interest bearing liabilities................   56,906      785      5.47
                                                               ------     -----
 Demand deposits U.S...............................    6,186
 Demand deposits International.....................    1,019
 Other noninterest bearing liabilities.............    3,618
 Stockholders' Equity..............................    4,772
                                                     -------
  Total Liabilities and Stockholders' Equity.......  $72,501
                                                     =======
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE
 INTEREST EARNING ASSETS
 U.S...............................................  $43,643   $  413      3.75%
 International.....................................   19,226      217      4.47%
                                                     -------   ------
  Total............................................  $62,869   $  630      3.97%
                                                     =======   ======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual balances.
(4) Amounts include guaranteed beneficial interests in Corporation's junior subordinated debentures.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                         QUARTER ENDED SEPTEMBER 30, 1997
                                        --------------------------------------
                                         AVERAGE                     AVERAGE
                                         VOLUME       INTEREST (1)    RATE
                                        ------------ -------------- ----------
                ASSETS                        (DOLLARS IN MILLIONS)
Interest Bearing Deposits with Other
 Banks
 U.S..................................  $        220    $        4         6.84%
 International........................         1,517            31         8.17
                                        ------------    ----------
  Total...............................         1,737            35         8.00
                                        ------------    ----------   ----------
Federal Funds Sold and Resale
 Agreements
 U.S..................................           476             7         5.77
 International........................         1,542            53        13.68
                                        ------------    ----------
  Total...............................         2,018            60        11.81
                                        ------------    ----------   ----------
Trading Securities
 U.S..................................         1,124            18         6.22
 International........................           800            12         6.10
                                        ------------    ----------
  Total...............................         1,924            30         6.17
                                        ------------    ----------   ----------
Securities
 U.S.
 Available for sale(2)................         7,742           128         6.61
 Held to maturity.....................           642            10         6.28
 International
 Available for sale(2)................         1,277            36        11.33
                                        ------------    ----------
  Total...............................         9,661           174         7.11
                                        ------------    ----------   ----------
Loans and Lease Financing (Net of
 Unearned Income)
 U.S. ................................        31,317           659         8.35
 International........................        11,112           315        11.25
                                        ------------    ----------
  Total loans and lease financing(3)..        42,429           974         9.11
                                        ------------    ----------   ----------
 Earning assets.......................        57,769         1,273         8.74
                                                        ----------   ----------
 Nonearning assets....................         7,935
                                        ------------
  Total Assets........................  $     65,704
                                        ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits.....................  $     14,673    $      101         2.71%
 Time deposits........................        10,040           143         5.65
 International........................        10,385           184         7.03
                                        ------------    ----------
  Total...............................        35,098           428         4.83
                                        ------------    ----------   ----------
Federal Funds Purchased and Repurchase
 Agreements
 U.S. ................................         5,819            84         5.76
 International........................           228             5         8.17
                                        ------------    ----------
  Total...............................         6,047            89         5.85
                                        ------------    ----------   ----------
Other Funds Borrowed
 U.S. ................................         4,669            70         5.96
 International........................         1,651            48        11.51
                                        ------------    ----------
 Total................................         6,320           118         7.41
                                        ------------    ----------   ----------
Notes Payable
 U.S.(4)..............................         2,945            51         6.95
 International........................           391            10         9.85
                                        ------------    ----------
  Total...............................         3,336            61         7.29
                                        ------------    ----------   ----------
 Total interest bearing liabilities...        50,801           696         5.43
                                                        ----------   ----------
 Demand deposits U.S. ................         7,182
 Demand deposits International........           709
 Other noninterest bearing
  liabilities.........................         2,464
 Stockholders' Equity.................         4,548
                                        ------------
  Total Liabilities and Stockholders'
   Equity.............................  $     65,704
                                        ============
NET INTEREST REVENUE AS A PERCENTAGE
 OF AVERAGE INTEREST EARNING ASSETS
 U.S. ................................  $     41,521    $      420         4.01%
 International........................        16,248           157         3.83%
                                        ------------    ----------
  Total...............................  $     57,769    $      577         3.96%
                                        ============    ==========

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual balances.
(4) Amounts include guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                          NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1998
                                                     ---------------------------
                                                     AVERAGE             AVERAGE
                                                     VOLUME  INTEREST(1)  RATE
                                                     ------- ----------- -------
                       ASSETS                           (DOLLARS IN MILLIONS)
Interest Bearing Deposits with Other Banks
 U.S...............................................  $   114   $    4      5.63%
 International.....................................    1,090       82     10.05
                                                     -------   ------
  Total............................................    1,204       86      9.64
                                                     -------   ------     -----
Federal Funds Sold and Resale Agreements
 U.S...............................................    1,367       55      5.39
 International.....................................    1,723      195     15.13
                                                     -------   ------
  Total............................................    3,090      250     10.82
                                                     -------   ------     -----
Trading Securities
 U.S...............................................    1,094       49      6.05
 International.....................................      899       41      6.04
                                                     -------   ------
  Total............................................    1,993       90      6.04
                                                     -------   ------     -----
Securities
 U.S.
 Available for sale(2).............................    8,753      423      6.53
 Held to maturity..................................      615       30      6.56
 International
 Available for sale(2).............................    1,798      133      9.74
                                                     -------   ------
  Total............................................   11,166      586      7.02
                                                     -------   ------     -----
Loans and Lease Financing (Net of Unearned Income)
 U.S...............................................   30,364    1,910      8.41
 International.....................................   13,964    1,228     11.75
                                                     -------   ------
  Total loans and lease financing(3)...............   44,328    3,138      9.46
                                                     -------   ------     -----
 Earning assets....................................   61,781    4,150      8.98
                                                               ------     -----
 Nonearning assets.................................    9,358
                                                     -------
  Total Assets.....................................  $71,139
                                                     =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits..................................  $15,398   $  303      2.64%
 Time deposits.....................................   10,448      433      5.54
 International.....................................   11,384      649      7.62
                                                     -------   ------
  Total............................................   37,230    1,385      4.98
                                                     -------   ------     -----
Federal Funds Purchased and Repurchase Agreements
 U.S...............................................    5,660      232      5.48
 International.....................................      185        7      4.96
                                                     -------   ------
  Total............................................    5,845      239      5.46
                                                     -------   ------     -----
Other Funds Borrowed
 U.S...............................................    5,634      252      5.99
 International.....................................    1,790      164     12.22
                                                     -------   ------
  Total............................................    7,424      416      7.49
                                                     -------   ------     -----
Notes Payable
 U.S.(4)...........................................    4,074      204      6.71
 International.....................................      361       25      9.20
                                                     -------   ------
  Total............................................    4,435      229      6.91
                                                     -------   ------     -----
 Total interest bearing liabilities................   54,934    2,269      5.52
                                                               ------     -----
 Demand deposits U.S...............................    6,895
 Demand deposits International.....................    1,110
 Other noninterest bearing liabilities.............    3,427
 Stockholders' Equity..............................    4,773
                                                     -------
  Total Liabilities and Stockholders' Equity.......  $71,139
                                                     =======
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE INTEREST
 EARNING ASSETS
 U.S...............................................  $42,307   $1,265      4.00%
 International.....................................   19,474      616      4.23%
                                                     -------   ------
  Total............................................  $61,781   $1,881      4.07%
                                                     =======   ======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual balances.
(4) Amounts include guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.

         AVERAGE BALANCES AND INTEREST RATES, TAXABLE EQUIVALENT BASIS

                                                         NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1997
                                                    ----------------------------
                                                    AVERAGE              AVERAGE
                                                    VOLUME  INTEREST (1)  RATE
                                                    ------- ------------ -------
                      ASSETS                           (DOLLARS IN MILLIONS)
Interest Bearing Deposits with Other Banks
 U.S. ............................................  $   363    $   16      5.94%
 International....................................    1,452        90      8.25
                                                    -------    ------
  Total...........................................    1,815       106      7.79
                                                    -------    ------     -----
Federal Funds Sold and Resale Agreements
 U.S. ............................................      607        25      5.39
 International....................................    1,427       156     14.64
                                                    -------    ------
  Total...........................................    2,034       181     11.88
                                                    -------    ------     -----
Trading Securities
 U.S. ............................................      975        45      6.14
 International....................................      697        41      7.89
                                                    -------    ------
  Total...........................................    1,672        86      6.87
                                                    -------    ------     -----
Securities
 U.S.
 Available for sale(2)............................    7,584       367      6.51
 Held to maturity.................................      663        31      6.25
 International
 Available for sale(2)............................    1,224       117     13.19
                                                    -------    ------
  Total...........................................    9,471       515      7.27
                                                    -------    ------     -----
Loans and Lease Financing (Net of Unearned Income)
 U.S. ............................................   31,597     2,058      8.71
 International....................................   10,496       892     11.36
                                                    -------    ------
  Total loans and lease financing(3)..............   42,093     2,950      9.37
                                                    -------    ------     -----
 Earning assets...................................   57,085     3,838      8.99
                                                               ------     -----
 Nonearning assets................................    7,207
                                                    -------
  Total Assets....................................  $64,292
                                                    =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 U.S.
 Savings deposits.................................  $14,768    $  299      2.70%
 Time deposits....................................    9,897       413      5.57
 International....................................    9,951       521      7.01
                                                    -------    ------
  Total...........................................   34,616     1,233      4.76
                                                    -------    ------     -----
Federal Funds Purchased and Repurchase Agreements
 U.S. ............................................    5,757       251      5.82
 International....................................      159        11      9.22
                                                    -------    ------
  Total...........................................    5,916       262      5.91
                                                    -------    ------     -----
Other Funds Borrowed
 U.S. ............................................    4,173       187      5.98
 International....................................    1,483       150     13.58
                                                    -------    ------
  Total...........................................    5,656       337      7.98
                                                    -------    ------     -----
Notes Payable
 U.S.(4)..........................................    2,811       146      6.92
 International....................................      523        38      9.81
                                                    -------    ------
  Total...........................................    3,334       184      7.37
                                                    -------    ------     -----
 Total interest bearing liabilities...............   49,522     2,016      5.44
                                                               ------     -----
 Demand deposits U.S..............................    7,121
 Demand deposits International....................      645
 Other noninterest bearing liabilities............    2,291
 Stockholders' Equity.............................    4,713
                                                    -------
  Total Liabilities and Stockholders' Equity......  $64,292
                                                    =======
NET INTEREST REVENUE AS A PERCENTAGE OF AVERAGE
 INTEREST EARNING ASSETS
 U.S. ............................................  $41,789    $1,367      4.37%
 International....................................   15,296       455      3.98%
                                                    -------    ------
  Total...........................................  $57,085    $1,822      4.27%
                                                    =======    ======

--------
(1) Income is shown on a fully taxable equivalent basis.
(2) Average rates for securities available for sale are based on the securities' amortized cost.
(3) Loans and lease financing includes nonaccrual balances.
(4) Amounts include guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.

           CHANGE IN NET INTEREST REVENUE -- VOLUME AND RATE ANALYSIS

  The following tables present, on a fully taxable equivalent basis, an analysis of the effect on net interest revenue of volume and rate changes. The change due to the volume/rate variance has been allocated to volume.

              THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997

                                               INCREASE (DECREASE)
                                                DUE TO CHANGE IN
                                               ---------------------
                                                 VOLUME      RATE     NET CHANGE
                                               ----------  ---------  ----------
                                                       (IN MILLIONS)
Interest income
  Loans and lease financing
    U.S. .....................................  $     (18) $      (1)   $ (19)
    International.............................        109         30      139
                                                                        -----
                                                                          120
                                                                        -----
  Other earning assets
    U.S. .....................................         44        (12)      32
    International.............................        (14)         4      (10)
                                                                        -----
                                                                           22
                                                                        -----
Total interest income.........................        115         27      142
Total interest expense........................         64         25       89
                                                                        -----
Net interest revenue..........................                          $  53
                                                                        =====

 NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER
                                    30, 1997

                                               INCREASE (DECREASE)
                                                DUE TO CHANGE IN
                                               ---------------------
                                                 VOLUME      RATE     NET CHANGE
                                               ----------  ---------  ----------
                                                       (IN MILLIONS)
Interest income
  Loans and lease financing
    U.S.......................................  $     (78) $     (70)   $(148)
    International.............................        305         31      336
                                                                        -----
                                                                          188
                                                                        -----
  Other earning assets
    U.S.......................................         80         (3)      77
    International.............................         59        (12)      47
                                                                        -----
                                                                          124
                                                                        -----
Total interest income.........................        314         (2)     312
Total interest expense........................        172         81      253
                                                                        -----
Net interest revenue..........................                          $  59
                                                                        =====

                         PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  Robertson Stephens Litigation. As previously disclosed, on August 31, 1998, the Corporation acquired the investment banking business of BancAmerica Robertson Stephens ("Robertson Stephens") from BankAmerica Corporation. At the time of the sale, Robertson Stephens was a defendant in several lawsuits in various state and federal courts claiming damages, some in large dollar amounts, arising out of Robertson Stephens' actions in connection with the proposed or actual underwriting or placement of securities. Pursuant to the terms of the sale, these lawsuits are now the responsibility of the Corporation.

  Management, after reviewing all actions and proceedings pending against the Corporation, including the above-mentioned lawsuits, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to the Corporation's results of operations or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

   12(a) --Computation of the Corporation's Consolidated Ratio of Earnings to
          Fixed Charges (excluding interest on deposits).
   12(b) --Computation of the Corporation's Consolidated Ratio of Earnings to
          Fixed Charges (including interest on deposits).
   12(c) --Computation of the Corporation's Consolidated Ratio of Earnings to
          Fixed Charges and Preferred Stock Dividend Requirements (excluding interest on deposits).
   12(d) --Computation of the Corporation's Consolidated Ratio of Earnings to
          Fixed Charges and Preferred Stock Dividend Requirements (including interest on deposits).
   27    --Financial Data Schedules.

  (b) Current Reports on Form 8-K.

  During the third quarter of 1998, the Corporation filed two Current Reports on Form 8-K, dated July 16, 1998 and August 31, 1998, respectively, which contained information pursuant to Items 5 and 7 of Form 8-K. The Corporation also filed a Current Report on Form 8-K, dated October 15, 1998, which contained information pursuant to Items 5 and 7 of Form 8-K.

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

                                          BankBoston Corporation

                                                  /s/ Charles K. Gifford
                                          _____________________________________
                                                    Charles K. Gifford
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                                  /s/ Susannah M. Swihart
                                          _____________________________________
                                                    Susannah M. Swihart
                                                Vice Chair, Chief Financial
                                                   Officer and Treasurer

Date: November 13, 1998