Form 10-K
period 1998-12-31
BANKBOSTON CORP
filed 1999-03-05
CIK 36672

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR
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

          Securities registered pursuant to Section 12(b) of the Act:
                     -------------------------------------

Title of each class
-------------
Common Stock, par value $1.00 per share
Preferred Stock Purchase Rights

                  Name of each exchange on which registered:
                          ---------------------------
Each class is registered on the New York Stock Exchange and the Boston Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None
                     -------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of shares of common     Number of shares of common
     stock held by non-affiliates of             stock outstanding as of
     Registrant as of March 1, 1999                   March 1, 1999
     ------------------------------                   -------------
           $12,027,433,486                             296,482,247

Documents Incorporated by Reference:
----------------------
1. Pertinent extracts from Registrant's 1998 Annual Report to Stockholders (Parts I, II and IV).
2. Pertinent extracts from Registrant's Proxy Statement in connection with the Registrant's 1999 Annual Meeting of Stockholders (Part III).

                                     INDEX

Name of Item                                                              Page
------------                                                              ----
                                     PART I
Item 1.     Business.....................................................   3
              Statistical Disclosure by Bank Holding Companies...........  13
Item 2.     Properties...................................................  18
Item 3.     Legal Proceedings............................................  18
Item 3A.    Executive Officers of the Corporation........................  19
Item 4.     Submission of Matters to a Vote of Security Holders..........  20

                                    PART II

Item 5.     Market for Registrant's Common Equity and
              Related Stockholder Matters................................  20
Item 6.     Selected Financial Data......................................  20
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................  20
Item 7A.    Quantitative and Qualitative Disclosures About
              Market Risk................................................  20
Item 8.     Financial Statements and Supplementary Data..................  20
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................  21

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant...........  21
Item 11.    Executive Compensation.......................................  21
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management.............................................  21
Item 13.    Certain Relationships and Related Transactions...............  21

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K................................................  22

                                   SIGNATURES

            Signatures................................................... II-1


                                     PART I

Item 1.  Business.

                                THE CORPORATION

     BankBoston Corporation (the "Corporation") is a registered bank holding company, organized in 1970 under Massachusetts law with both national and international operations. The Corporation, through its subsidiaries and, in certain cases, joint ventures, is engaged in consumer, small business and corporate banking in New England, delivers sophisticated financial solutions to corporations and governments nationally and internationally, and provides full-service banking in leading Latin American markets. As of December 31, 1998, approximately 68% of the Corporation's total loan volume consisted of domestic loans and leases, and the balance was overseas. As of December 31, 1998, the Corporation's subsidiaries employed, in the aggregate, approximately 24,500 full-time equivalent employees in their domestic and foreign operations.

     The Corporation's principal subsidiary is BankBoston, N.A. (the "Bank"), a national bank with its headquarters in Massachusetts. The Bank maintains branches in Massachusetts, Connecticut, Rhode Island and New Hampshire and, through its subsidiaries, operates a network of offices across the United States and in Latin America, and has a presence in Asia and Europe. During 1998, Rhode Island Hospital Trust National Bank, a former banking subsidiary of the Corporation, was merged into the Bank.

     The executive office of the Corporation and the head office of the Bank are located at 100 Federal Street, Boston, Massachusetts 02110
(Telephone (617) 434-2200).


                          BUSINESS OF THE CORPORATION

     The Corporation is managed through the Office of the Chief Executive Officer (the "OCEO"), which is the senior decision-making group of the Corporation. The OCEO consists of five members, including Chairman and Chief Executive Officer Charles K. Gifford, President and Chief Operating Officer Henrique de Campos Meirelles, Vice Chairman, Chief Financial Officer and Treasurer Susannah M. Swihart, Vice Chairman, Wholesale Banking, Paul F. Hogan and Vice Chairman, Regional Banking, Bradford H. Warner. The OCEO meets periodically to discuss strategy and to review the operating performance of the Corporation's businesses. It maintains close contact with key administrative heads and business managers throughout the Corporation, including the management teams in Argentina and Brazil.

     The Corporation groups its principal revenue-producing businesses into the following major business lines: the Wholesale Bank, the Regional Bank, Argentina and Brazil. For a description of these four business lines and other businesses for 1998 and 1997, including their operating results and other key financial measures, as well as discussions of the Corporation's business activities, including its lending activities, its cross-border outstandings and its management of off-balance-sheet exposure and of the risks inherent in its businesses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated by reference from pages 23 through 54 of the Corporation's 1998 Annual Report to Stockholders (the "Annual Report").

     Activities in which the Corporation and its subsidiaries are presently engaged or which they may undertake in the future are subject to certain statutory and regulatory restrictions. Banks and bank holding companies are extensively regulated under both federal and state law. There are various legal limitations on the extent to which bank subsidiaries of the Corporation can finance or otherwise supply funds to the Corporation or certain of its affiliates. See "Supervision and Regulation."

     For financial information on the Corporation's revenue, net income and assets attributable to its domestic and international operations, see "Business Segment Information," which is incorporated by reference from Note 26 on pages 83 and 84, "Line of Business Information," which is incorporated by reference from pages 28 through 34, and "Cross-Border Outstandings," which is incorporated by reference from pages 44 through 47, of the Annual Report.


                    COMPETITION AND INDUSTRY CONSOLIDATION

     The Corporation's subsidiaries compete with other major financial institutions, including commercial banks, investment banks, mutual savings banks, savings and loan associations, credit unions, consumer finance companies and other nonbank institutions, such as insurance companies, major retailers, brokerage firms, and investment companies in New England, throughout the United States and internationally. The principal methods of competing effectively in the financial services industry include improving customer service through the quality and range of services provided, improving efficiencies and pricing services competitively.

     One outgrowth of the competitive environment discussed above has been significant consolidation within the financial services industry on a global, national and regional level. The Corporation continues to implement strategic initiatives focused on expanding its core businesses and to explore, on an ongoing basis, acquisition, divestiture and joint venture opportunities. The Corporation analyzes each of its businesses in the context of customer demands, competitive advantages, industry dynamics and growth potential. Consistent with this strategy, in 1998, the Corporation engaged in the following transactions and other strategic initiatives:

                     Acquisitions and Business Expansions

     During 1998, the Corporation further expanded its presence and distribution capacity in Latin America, primarily through its branch expansion programs in Argentina and Brazil; its acquisition in January 1998 of Deutsche Bank Argentina S.A. ("Deutsche Argentina"), including approximately $1 billion in loans and $1.5 billion in deposits; and its acquisition in July 1998 of the OCA Companies, a credit card and consumer finance business in Uruguay with loans of approximately $65 million at the date of acquisition.

     In addition, the Corporation pursued initiatives to build various Wholesale Bank businesses, including the expansion of its investment banking and other capital markets-related capabilities. In August 1998, the Corporation acquired the investment banking operations of Robertson Stephens from BankAmerica Corporation for $400 million in cash. The Corporation merged the acquired operations into its subsidiary, BancBoston Securities Inc., which was renamed BancBoston Robertson Stephens Inc. ("BancBoston Robertson Stephens"). In connection with the acquisition, the Corporation established a bonus pool based on employee performance of approximately $400 million, consisting of $300 million in cash to be paid over three and one-half years and stock options valued at $100 million, which will vest over time. This acquisition combined the capital markets debt products that had previously been offered by the Wholesale Bank with the equity underwriting, distribution and research capability of Robertson Stephens.

                     Divestitures and Strategic Alliances

     In November 1998, the Corporation sold its Berkshire County, Massachusetts, franchise, including approximately $300 million in deposits and $1 billion of Private Bank assets under management, for a pre-tax gain of approximately $51 million. In October 1998, the Corporation sold its domestic institutional custody business for a pre-tax gain of approximately $38 million, and outsourced the settlement and depository functions of its asset management business. In February 1998, the Corporation completed the sale of its 26% ownership interest in HomeSide, Inc. for a pre-tax gain of approximately $165 million. In January 1998, the Corporation completed an agreement to form a credit card venture, under which it contributed its $1.2 billion national credit card portfolio in exchange for cash, at par. The Corporation also received 19 percent of the common stock and $50 million of the preferred stock of the new company and an additional $5 million in cash.

                               Other Initiatives

     In October 1997, the Corporation announced an initiative aimed at redesigning the way it does business, with the goals of making the Corporation more customer-focused and improving business retention. During 1998, the Regional Bank introduced a number of organizational, strategic and personnel changes in support of this initiative. Business functions across southern New England have been integrated to better enable individual sub-businesses to leverage from each other's strengths and increase cross-marketing opportunities. Other actions, including the expansion of certain product lines and improving the efficiency of certain delivery channels, are expected to be implemented during 1999.

     During 1998, the Corporation realigned its strategy in Asia to focus on capital markets, including debt underwriting and trading, foreign exchange and derivatives. The Corporation also continues to offer trade finance and cash management services in Asia. In connection with this realignment, in October 1998, the Corporation announced the closing of its representative office in India and its branch offices in Japan, the Philippines and Taiwan. In addition, in January 1998, the Corporation announced its plan to restructure its European operations by centralizing those operations in London. In connection with this restructuring plan, in June 1998, the Corporation closed its offices in Paris and Frankfurt.

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

     Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Corporation and its subsidiaries are subject are discussed below, along with certain regulatory matters concerning the Corporation and its subsidiaries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Corporation and its subsidiaries.


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

     Under the BHCA, the Corporation is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing or controlling banks or furnishing services to, or acquiring premises for, its affiliated banks. The Corporation may, however, engage in, and own voting shares of, companies engaging in certain activities determined by the Federal Reserve Board, by order or by regulation, to be so closely related to banking or to managing or controlling banks "as to be a proper incident thereto." The location of such "nonbank" subsidiaries of the Corporation is not restricted geographically under the BHCA. The BHCA requires the Corporation to file with the Federal Reserve Board periodic reports and such additional reports as the Federal Reserve Board may require. The Federal Reserve Bank of Boston performs periodic examinations of the Corporation and certain of its subsidiaries.

     Since the Corporation is also a bank holding company under the laws of Massachusetts, the Commissioner of Banks for The Commonwealth of Massachusetts has authority to require certain reports from the Corporation from time to time and to examine the Corporation and each of its subsidiaries other than national banks. Prior approval of the Massachusetts Board of Bank Incorporation also may be required before the Corporation may engage in certain acquisitions or other business expansions. Acquisitions by the Corporation of non-Massachusetts banks or bank holding companies may be subject to the prior approval by both the Massachusetts and the applicable state, federal or international banking regulators. Massachusetts has an interstate bank acquisition law that permits banking organizations outside Massachusetts to acquire Massachusetts banking organizations if the state law of the acquiror permits acquisitions of banking organizations in that state by Massachusetts-based banking organizations. In addition, federal interstate banking legislation permits bank holding companies to acquire banks in any state and authorizes interstate mergers by banks in any state. See "Legislation" below with respect to federal interstate banking legislation.

     Massachusetts has a business combinations law which provides that if any acquiror buys 5% or more of a target company's stock without the prior approval of the target company's board of directors, it generally may not (i) complete the acquisition through a merger, (ii) pledge or sell any assets of the target company, or (iii) engage in other self-dealing transactions with the target company for a period of three years. The prior board approval requirement does not apply if the acquiror buys at least 90% of the target company's outstanding stock in the transaction in which it crosses the 5% threshold or if the acquiror, after crossing the threshold, obtains the approval of the target company's board of directors and two-thirds of the target company's stock held by persons other than the acquiror. This legislation automatically applies to Massachusetts corporations, including the Corporation, which did not elect to "opt out" of the statute. Massachusetts law also provides for classified boards of directors for most public companies incorporated in Massachusetts, unless the company elected to "opt out" of the law. As a result of this law, the Corporation's Board of Directors is divided into three classes of Directors and the three-year terms of the classes are staggered.

     Other Massachusetts legislation exists which is intended to provide limited anti-takeover protection to certain Massachusetts corporations by preventing an acquiror of certain percentages of such corporation's stock from obtaining voting rights in such stock unless the corporation's other stockholders authorize such voting rights. The legislation automatically applies to certain Massachusetts corporations that have not elected to "opt out" of the statute. The Corporation, by vote of its Board of Directors, has "opted out" of the statute's coverage.

     In 1990, the Board of Directors of the Corporation adopted a stockholder rights plan and entered into a rights agreement (the "Rights Agreement") with the Bank, as rights agent. Under the rights plan, each of the Corporation's common stockholders received a dividend of one preferred stock purchase right (a "Right") for each outstanding share of the Corporation's common stock that the stockholder owned at the time of the Rights dividend. Each share of common stock issued after stockholders received the Rights dividend has also received a Right. As a result of the Corporation's two-for-one stock split in June 1998, the Rights have been adjusted so that one-half of a Right is associated with each currently outstanding share of the Corporation's common stock. Each newly issued share of common stock will also have one-half of a Right associated with it under the rights plan. The Rights trade automatically with shares of the Corporation's common stock and become exercisable only under the circumstances described below.

     The purpose of the Rights is to encourage potential acquirors to negotiate with the Corporation's Board of Directors prior to attempting a takeover bid and to provide the Board with leverage in negotiating on behalf of all stockholders the terms of any proposed takeover. The Rights may have certain anti-takeover effects. They should not, however, interfere with any merger or other business combination approved by the Board of Directors.

     In general, the Rights will become exercisable a number of days after a person or group (i) acquires 15% or more of the Corporation's common stock or
(ii) commences a tender offer or exchange offer that would result in their owning 15% or more of the Corporation's common stock. Once it becomes exercisable, each Right will entitle its holder (other than the acquiring person or group) to buy a unit equal to one one-thousandth of a share of the Corporation's Series D Junior Participating Preferred Stock at an exercise price of $50 per unit, subject to adjustment. In general, if a person or group acquires 15% or more of the Corporation's outstanding common stock, each Right will then entitle its holder (other than the acquiring person or group) to purchase additional shares of the Corporation's common stock at a substantially reduced price. In addition, if the Corporation is acquired after the Rights have become exercisable, each Right will entitle its holder (other than the acquiring person or group) to purchase the acquiring company's common stock at a substantially reduced price.

     In December 1998, the Corporation's Board of Directors adopted a renewed Rights Agreement. The terms of the renewed Rights Agreement are substantially similar to those of the existing Rights Agreement. Under the renewed Rights Agreement, however, the exercise price will be $160 per unit and the beneficial ownership percentage relating to the exercisability of the Rights will be 10%. New Rights will be issued under the renewed Rights Agreement upon the expiration or earlier termination of the existing Rights.

     The above description is intended to present a general overview of the rights plan. For a full description of the rights plan, see the existing Rights Agreement, as amended through December 12, 1995, and the renewed Rights Agreement. The existing Rights Agreement is incorporated by reference from the Corporation's Registration Statement on Form 8-A dated July 2, 1990 and from the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. The renewed Rights Agreement is incorporated by reference from the Corporation's Current Report on Form 8-K dated December 17, 1998.


                        The Corporation's Subsidiaries

General

     The Corporation's bank subsidiaries are national banks subject to the supervision of, and regularly examined by, the Office of the Comptroller of the Currency (the "OCC"). The domestic deposits of the Corporation's subsidiary banks are insured (to the extent allowed by law) by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC") and, accordingly, those banks are subject to certain FDIC regulations. As members of the Federal Reserve System, the Corporation's bank subsidiaries are also subject to regulation by the Federal Reserve Board.

FIRREA

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled bank or (ii) any assistance provided by the FDIC to a commonly controlled bank in danger of default. The term "default" is defined as the appointment of a conservator or receiver for such bank and "in danger of default" as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. In addition, FIRREA broadened the enforcement powers of the federal banking agencies, including the power to impose fines and penalties over all financial institutions. Further, under FIRREA, the failure to meet capital guidelines could subject a financial institution to a variety of regulatory actions, including the termination of deposit insurance by the FDIC.

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") also provided for expanded regulation of financial institutions. Under FDICIA, banks are placed in one of five capital categories, ranging from "well-capitalized" to "critically undercapitalized," for which the federal banking agencies have established specific capital ratio levels. Pursuant to the agencies' regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a Tier 1 leverage ratio of at least 5% and is not subject to a cease and desist order, formal agreement, capital directive, or prompt corrective action directive that requires it to achieve or maintain a higher level of capital. At December 31, 1998, all of the Corporation's banking subsidiaries met the requirements of the "well capitalized" category. The capital categories of the Corporation's bank subsidiaries are determined solely for purposes of applying FDICIA's provisions, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's bank subsidiaries.

Other Regulatory Restrictions

     The FDIC's deposit insurance assessments are based on a risk-based system. The risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank's risk to the BIF, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. During 1998, the assessment premiums for the BIF risk-based system ranged from $0 to $.27 per $100 of insured deposits.

     The Corporation's domestic subsidiary banks and the subsidiaries of such banks are subject to a large number of other regulatory restrictions, including certain restrictions upon: (i) any extensions of credit by such banks to, from or for the benefit of the Corporation and the Corporation's nonbank affiliates (collectively with the Corporation, the "Affiliates"), (ii) the purchase of assets or services from, or the sale of assets or the provision of services to, Affiliates, (iii) the issuance of a guarantee, acceptance or letter of credit on behalf of, or for the benefit of, Affiliates, (iv) the purchase of securities of which an Affiliate is a principal underwriter during the existence of the underwriting and (v) investments in stock or other securities issued by Affiliates or acceptance of those securities as collateral for an extension of credit. The Corporation and all of its subsidiaries, including the Bank, are also subject to certain restrictions with respect to engaging in the issue, flotation, underwriting, public sale or distribution of certain types of securities. The Federal Reserve Board permits subsidiaries of bank holding companies to underwrite and deal in securities consistent with the provisions of
Section 20 of the Glass-Steagall Act of 1933. The Corporation's "Section 20" subsidiary, BancBoston Robertson Stephens, offers corporate financing services and investments, including underwriting and dealing in debt and equity securities, loan syndications and private placements, as well as financial advisory, research and other investment banking services. The activities of BancBoston Robertson Stephens are subject to the rules and regulations of a number of regulators, including the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange, the Municipal Securities Rulemaking Board, the Federal Reserve Board and various state securities commissions.

     In addition, both the BHCA and regulations issued by the Federal Reserve Board prohibit the Corporation and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of any property or the furnishing of any service. In operations in other countries, the Corporation and the Bank are also subject to restrictions imposed by the laws and banking authorities of such countries.

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

Dividends

     The Corporation's Board of Directors determines the payment of dividends based on the Corporation's liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors, including applicable government regulations and policies and the amount of dividends payable to the Corporation by its subsidiaries.

     In 1998, the Corporation declared aggregate dividends on its common and preferred stock of approximately $350 million. In each quarter of 1998, the Corporation declared and paid a dividend on its common stock of $.29 per share, as adjusted for the Corporation's two-for-one stock split in June 1998. In the first quarter of 1999, the Corporation declared and paid a dividend on its common stock of $.32 per share.

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

     It is the policy of the OCC and the Federal Reserve Board that banks and bank holding companies, respectively, should pay dividends only out of current earnings and only if after paying such dividends the bank or bank holding company would remain adequately capitalized. Federal banking regulators also have authority to prohibit banks and bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice. In addition, the Federal Reserve Board expects a bank holding company to act as a source of financial strength to its subsidiary banks.

     Various laws, regulations and policies limit the ability of the Corporation's subsidiaries to pay dividends to the Corporation. Federal banking law requires the approval of the OCC if the aggregate total of the dividends declared by any of the Corporation's national bank subsidiaries in any calendar year will exceed the bank's net profits, as defined by applicable regulation, for that year combined with retained net profits for the preceding two years. In 1998, the Corporation's subsidiaries declared and paid to the Corporation an aggregate of approximately $.7 billion of dividends. The payment of any future dividends by the Corporation's subsidiaries will be determined based on a number of factors, including the subsidiary's liquidity, asset quality profile, capital adequacy and recent earnings history. Information concerning the Corporation and its bank subsidiaries with respect to dividends is incorporated by reference from Note 15 on page 74 of the Annual Report. See the related discussions set forth below in "Capital" and "Legislation."

Capital

     Information concerning the Corporation and its bank subsidiaries with respect to capital is incorporated by reference from Note 14 on page 73 and from the section entitled "Capital Management" on page 53 of the Annual Report. See also "Legislation" below and "Dividends" above.

Legislation

     In addition to extensive existing government regulation, laws and regulations in the states and countries where the Corporation and its subsidiaries do business can change in unpredictable ways, often with significant effects on the way in which financial institutions may conduct business. The enactment of banking legislation such as FIRREA and FDICIA has affected the banking industry by, among other things, broadening the powers of the federal banking agencies in a number of areas. Subsequent banking legislation, such as the Riegle Community Development and Regulatory Improvement Act of 1994 and the Economic Growth and Regulatory Paperwork Reduction Act of 1996, have eased some of the regulatory burdens imposed on banks and bank holding companies, including certain FDICIA requirements, and are intended to make the bank regulatory system more efficient. Other legislation that has been enacted in recent years has substantially increased the level of competition among commercial banks, thrift institutions and non-banking institutions, including insurance companies, brokerage firms, mutual funds, investment banks and major retailers. In 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Act") was enacted. The Interstate Act's provisions, among other things: (i) permit bank holding companies to acquire control of banks in any state, subject to (a) specified maximum national and state deposit concentration limits; (b) any applicable state law provisions requiring that the acquired bank has to have been in existence for a specified period of up to five years; (c) any applicable nondiscriminatory state provisions that make an acquisition of a bank contingent upon a requirement to hold a portion of such bank's assets available for call by a state-sponsored housing entity; and (d) applicable anti-trust laws; (ii) authorize interstate mergers by banks in different states, including branching through bank mergers, subject to the provisions noted in (i) and to any state laws that opt in as of an earlier date or opt out of the provision entirely; (iii) authorize states to enact legislation permitting interstate de novo branching; and (iv) provide for certain additional limitations on foreign bank activities.

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

                 GOVERNMENTAL POLICIES AND ECONOMIC CONDITIONS

     The U.S. economy is about to enter its ninth consecutive year of expansion. In each of the past three years, U.S. output has grown well in excess of three percent, a development that has lowered the nation's unemployment rate to about
4.5 percent. Moreover, contrary to most expectations and historical experience, inflationary pressures have diminished. At about 1.5 percent, consumer prices have advanced at a benign pace not seen since the 1960s.

     While the U.S. economy is expected to remain firmly on an expansion path in 1999, it is likely that the pace of growth will slow in the year ahead. Consumer spending has been growing well in excess of gains in income, and with the savings rate recently at a negative level, consumers are expected to be turning more cautious and conservative. Capital spending, rising at a double-digit pace in recent years, is also expected to soften in the face of falling levels of capacity utilization. Finally, recessions in Asia and Latin America are expected to continue contributing to a deterioration in the U.S. trade position.

     The Corporation's earnings and business are also affected by the policies of various government and regulatory authorities in New England and throughout the United States, as well as foreign governments and international agencies, including, in the United States, the Federal Reserve Board. Important functions of the Federal Reserve Board, in addition to those enumerated under "Supervision and Regulation" above, are to regulate the supply of money and of bank credit, to deal with general economic conditions within the United States and to be responsive to international economic conditions. From time to time, the Federal Reserve Board and the central banks of foreign countries have taken specific steps to effect changes in the value of the United States dollar in foreign currency markets, as well as to control domestic inflation and to control the country's money supply. The instruments of monetary policy employed by the Federal Reserve Board for these purposes (including interest rates and the level of cash reserves banks are required to maintain against deposits) influence, in various ways, the interest rates paid on interest bearing liabilities and the interest received on earning assets, as well as the overall level of bank loans, investments and deposits. Inflation has generally had a minimal impact on the Corporation because substantially all of its assets and liabilities are of a monetary nature and a large portion of its operations are in the United States and other countries where inflation has been low. Prospective domestic and international economic and political conditions and the policies of the Federal Reserve Board and the central banks of Argentina and Brazil, as well as other domestic and international regulatory authorities, may affect the future business and earnings of the Corporation.

     During 1998, world financial markets experienced significant volatility due to the Asian and Russian crises. These crises also impacted the economies of Latin America and, in particular, contributed to the economic and political instability recently experienced by Brazil. It is expected that the economic situation in Latin America, including the effect of the world financial markets on Latin American economies, will continue to be unsettled. The Corporation will continue to monitor the economic situation in those countries in which the Corporation has local operations or cross-border exposure, particularly in Latin America, and will take certain actions as it deems appropriate. Additional information with respect to the countries where the Corporation has local operations or cross-border exposure is incorporated by reference from the section entitled "Cross-Border Outstandings" on pages 44 through 47 of the Annual Report.

     This section should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations," which is incorporated by reference from pages 23 through 54 of the Annual Report.

               STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

     The Corporation is providing the information set forth below in accordance with Industry Guide 3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Average Balances and Interest Rates

     The information required by this item is incorporated by reference from pages 55 and 56 of the Annual Report.

Change in Net Interest Revenue-Volume and Rate Analysis: 1998 compared with 1997, and 1997 compared with 1996

     The information required by this item is incorporated by reference from page 57 of the Annual Report.

Securities

The following table sets forth the carrying values of securities held to maturity on the dates indicated:

December 31                           1998              1997             1996
(in millions)
U.S. Treasury                        $   7             $   6            $   3
U.S. government agencies
  and corporations -
  mortgage-backed securities           439               520              535
States and political subdivisions                                           6
Foreign debt securities                 13                11               11
                                     -----             -----            -----
                                     $ 459             $ 537            $ 555
                                     =====             =====            =====

The following table sets forth the carrying values of securities available for sale on the dates indicated:

December 31                           1998              1997             1996
(in millions)
U.S. Treasury                      $   711            $  943           $1,675
U.S. government agencies
  and corporations -
  mortgage-backed securities         7,095             5,860            3,801
States and political subdivisions       34                54              173
Foreign debt securities              2,111             1,383            1,133
Other debt securities                1,145               887              256
Marketable equity securities           339               306              269
Other equity securities                640               513              622
                                   -------            ------           ------
                                   $12,075            $9,946           $7,929
                                   =======            ======           ======

The following tables set forth the relative maturities and weighted average interest rates of securities available for sale and held to maturity at December 31, 1998, excluding equity securities. Certain securities, such as mortgage-backed securities, may not become due at a single maturity date. Such securities have been classified within the category that encompasses the due dates for the majority of the instrument. Rates for states and political subdivisions are stated on a fully taxable equivalent basis assuming a 35% federal income tax rate, adjusted for applicable state and local income taxes net of related federal tax benefit.

                                                     After One But       After Five But
                                Within One Year    Within Five Years    Within Ten Years   After Ten Years          Total
                               ------------------  ------------------  ------------------  ----------------    ----------------
                                Amount    Rate     Amount     Rate      Amount    Rate     Amount     Rate     Amount     Rate
AVAILABLE FOR SALE
(dollars in millions)

U.S. Treasury                   $  225     6.8%     $  146     6.3%                         $  340     5.0%    $   711     5.8%
U.S. government agencies
     and corporations -
     mortgage-backed
     securities                     52     7.0         415     5.8      $1,233     5.2%      5,395     6.4       7,095     6.1

States and political
     subdivisions                   30     3.3           3     2.5           1     5.5                              34     3.3

Foreign debt securities          1,291    10.0         585    10.9          42     8.5         193     6.6       2,111     9.9
Other debt securities               13     9.8         227    11.7         304     6.7         601     7.2       1,145     8.0
                                ------              ------              ------              ------             -------
    Total carrying value        $1,611     9.3%     $1,376     9.0%     $1,580     5.6%     $6,529     6.4%    $11,096     7.0%
                                ======              ======              ======              ======             =======
                                                     After One But       After Five But
                                Within One Year    Within Five Years    Within Ten Years   After Ten Years          Total
                               ------------------  ------------------  ------------------  ----------------    ----------------
                                Amount    Rate     Amount     Rate      Amount    Rate     Amount     Rate     Amount     Rate
HELD TO MATURITY
(dollars in millions)

U.S. Treasury                   $    7     4.2%                                                                $     7     4.2%
U.S. government agencies
     and corporations -
     mortgage-backed
     securities                                     $  110     6.5%     $  217     7.1%     $  112     6.5%        439     6.8

Foreign debt securities                                  4     7.2           9     6.8                              13     6.9
                                ------              ------              ------              ------             -------
    Total carrying value        $    7     4.2%     $  114     6.5%     $  226     7.1%     $  112    6.5%     $   459     6.7%
                                ======              ======              ======              ======             =======

Loans and Leases

Except for the information presented below, the information required by this item is incorporated by reference from page 38 of the Annual Report.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturities and interest rate sensitivity, based on original contractual terms, of the Corporation's loans at December 31, 1998, exclusive of domestic office loans secured by 1-4 family residential properties, domestic office loans to individuals and lease financing:


                                                                    After One
                                                                          But
                                                                       Within              After
December 31, 1998                                 Within                 Five               Five
(in millions)                                   One Year                Years              Years              Total
Commercial, industrial and financial               $ 3,604            $ 9,125             $3,565            $16,294
Real estate
  Construction                                          65                114                 36                215
  Other                                              1,066              2,471                334              3,871
Overseas offices                                    10,179              2,069                913             13,161
                                                   -------            -------             ------            -------
                                                   $14,914            $13,779             $4,848            $33,541
                                                   =======            =======             ======            =======

Loans with predetermined interest rates            $ 6,059            $ 2,934             $1,307            $10,300
Loans with floating interest rates                   8,855             10,845              3,541             23,241
                                                   -------            -------             ------            -------
                                                   $14,914            $13,779             $4,848            $33,541
                                                   =======            =======             ======            =======

The Corporation does not have an automatic renewal policy for maturing loans. Rather, the Corporation renews loans at the maturity date only at the request of those customers who the Corporation deems to be creditworthy. Additionally, the Corporation reviews such requests in substantially the same manner as applications by new customers for extensions of credit. The Corporation bases the maturity dates and interest terms of renewed loans, in part, upon the needs of the individual customer and the Corporation's credit review and evaluation of current and future economic conditions. Since these factors have varied considerably, and will most likely continue to do so, the Corporation believes it is impracticable to estimate the amount of loans in the portfolio that it may renew in the future.

Nonaccrual Loans and Leases

Except for the information presented below, the information required by this item is incorporated by reference from page 40 of the Annual Report.

The following table presents a five-year analysis of the Corporation's loans and leases that were over ninety days past due and remained on accrual status:

December 31                                1998   1997   1996   1995   1994
(in millions)
Loans and leases over ninety days past
 due and on accrual status............... $  41  $  31  $  41  $  56  $  49
                                          =====  =====  =====  =====  =====

Renegotiated Loans

Renegotiated loans at the end of each of the last five years were as follows:

December 31                                1998   1997   1996   1995   1994
(in millions)
Renegotiated loans....................... $ 0.3  $ 0.3  $   8  $  33  $  82
                                          =====  =====  =====  =====  =====

Cross-Border Outstandings

The information required by this item is incorporated by reference from pages 44 through 47 and pages 50 and 51 of the Annual Report.

Reserve for Credit Losses: Allocation of Reserve for Credit Losses and Analysis of Reserve for Credit Losses

Except for the information presented below, the information required by this item is incorporated by reference from pages 42 and 43 of the Annual Report.

Generally, the Corporation does not allocate its reserve for credit losses to specific loan and lease categories, because management views the reserve as being available for all categories of prospective loss. However, to be responsive to the Securities and Exchange Commission's Guide for Statistical Disclosure by Bank Holding Companies, the Corporation has allocated its year-end reserve for credit losses to the major loan and lease categories.
The allocations result from giving consideration to management's evaluation of risk in the portfolios, current economic conditions, recent years' loss experience and levels of nonaccrual loans and leases. The following table presents the allocation of the reserve for credit losses by loan and lease financing category, with the excess between the total reserve and the amounts specifically allocated to each loan category identified as ''unallocated.'' The unallocated reserve is part of the general reserve of the Corporation and, as such, is available for both domestic and international credit losses. The percentage of loans outstanding in each category to total loans is incorporated by reference from page 38 of the Annual Report.


DECEMBER 31                                1998               1997               1996               1995               1994
(dollars in millions)                          Percent            Percent            Percent            Percent            Percent
                                      Amount  of Total   Amount  of Total   Amount  of Total   Amount  of Total   Amount  of Total
United States
Commercial, industrial and
          financial.................. $ 367      48.7%   $ 228      32.0%   $ 230      26.0%    $221      24.8%    $284      34.3%
Commercial real estate, including
          construction...............    38       5.0       35       4.9       83       9.4      158      17.8      194      23.5
Consumer related loans
          Secured by 1-4 family
          residential properties.....     6       0.8        9       1.3       13       1.5       36       4.0       34       4.1
          Other                          73       9.7       99      13.9      193      21.9      131      14.7      104      12.6
Lease financing......................    13       1.7       10       1.4       16       1.8       22       2.5       21       2.5
                                      -----     -----    -----     -----    -----     -----     ----     -----     ----     -----
                                        497      65.9      381      53.5      535      60.6      568      63.8      637      77.0
international........................   227      30.1      189      26.6      217      24.6      171      19.2       99      12.0
                                      -----     -----    -----     -----    -----     -----     ----     -----     ----     -----
                                        724      96.0      570      80.1      752      85.2      739      83.0      736      89.0
Unallocated..........................    30       4.0      142      19.9      131      14.8      151      17.0       91      11.0
                                      -----     -----    -----     -----    -----     -----     ----     -----     ----     -----
                                      $ 754     100.0%   $ 712     100.0%   $ 883     100.0%    $890     100.0%    $827     100.0%
                                      =====     =====    =====     =====    =====     =====     ====     =====     ====     =====

The allocation presented above reflects provisions for credit losses attributable to international operations for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 of $209 million, $23 million, $83 million, $116 million and $29 million, respectively. The provision for credit losses attributable to international operations for 1998 was principally a result of increases in international net credit losses, including Asian credit losses resulting from the sustained economic crisis in that region; the charge-off of a series of loans to related borrowers made by a former officer in the International Private Bank; and increased credit losses from Argentina, primarily a reflection of growth in the consumer-related portfolio and the acquisition of Deutsche Argentina. In addition, in 1998, the Corporation's acquisitions of Deutsche Argentina and the OCA Companies resulted in aggregate additions to the overall reserve for credit losses of $26 million.

Deposits

Except for the information presented below, the information required by this item is incorporated by reference from pages 55 and 56 of the Annual Report.

The aggregate amount of deposits by foreign depositors in domestic offices averaged $1,660 in 1998, $1,580 million in 1997 and $1,412 million in 1996. The following table presents the maturities of time certificates of deposit and other time deposits issued by domestic offices in denominations of $100,000 or more, at December 31, 1998:

                                        Certificates         Time
                                         of Deposit        Deposits    Total
(in millions)
Maturing within three months              $2,727             $ 26     $2,753
After three but within six months            561               24        585
After six but within twelve months           554               59        613
After twelve months                          439               76        515
                                          ------             ----     ------
                                          $4,281             $185     $4,466
                                          ======             ====     ======

The majority of foreign office deposits are in denominations of $100,000 or more.

Return on Equity and Assets

The information required by this item is incorporated by reference from page 22 of the Annual Report.

Short-Term Borrowings

The following table summarizes the Corporation's short-term borrowings for each of the three years ended December 31, 1998, 1997 and 1996:

                                                                   Maximum      Average      Average
                                                      Weighted     Amount       Amount      Interest
                                            Balance    Average   Outstanding  Outstanding     Rate
(dollars in millions)                      At End of  Interest   During the   During the   During the
Category of Aggregate Short-Term            Period    Rate (1)     Period       Period       Period
 Borrowings
For the Year Ended December 31, 1998
Federal funds purchased (2)                  $  628      4.86%       $2,168       $1,329        5.35%
Term federal funds purchased (2)              1,468      5.40         2,475        1,822        5.65
Securities sold under agreements to
 repurchase (3)                               3,145      4.67         5,285        3,052        4.93
Demand notes issued to the U.S.
 Treasury (4)                                                         2,303          824        5.41
Commercial paper (5)                             94      5.19            94           22        5.32
All other (6)                                 4,246      7.66         6,670        5,934        8.24

For the Year Ended December 31, 1997
Federal funds purchased (2)                  $1,003      6.07%       $2,184       $1,782        5.40%
Term federal funds purchased (2)              2,530      5.78         2,530        1,834        6.91
Securities sold under agreements to
 repurchase (3)                               1,789      5.25         2,872        2,401        5.31
Demand notes issued to the U.S.
 Treasury (4)                                                         1,495          533        5.39
All other (6)                                 6,090      7.59         6,233        5,000        8.52

For the Year Ended December 31, 1996
Federal funds purchased (2)                  $  527      5.21%       $2,523       $1,348        5.35%
Term federal funds purchased (2)              1,442      5.51         2,140        1,413        7.35
Securities sold under agreements to
 repurchase (3)                               2,034      5.06         2,236        1,848        5.28
Demand notes issued to the U.S.
 Treasury (4)                                   704      6.01         1,183          390        5.37
All other (6)                                 3,801     10.93         3,801        2,372       12.65

________________________________________________________________________________
(1) The weighted average interest rates at year-end are not necessarily indicative of the Corporation's normal borrowing rates, since interest rates for certain categories of borrowings are subject to short-term fluctuations.
(2) Federal funds purchased are overnight transactions while term federal funds purchased have maturities in excess of one day. A large portion of federal funds purchased arise because of money market activity in federal funds for regional correspondent banks.
(3) The majority of securities sold under agreements to repurchase are by domestic offices, mature within one year and are collateralized by U.S. Treasury and U.S. government agency and corporate securities.
(4) Demand notes issued to the U.S. Treasury represent depository liabilities that are not subject to reserve requirements and bear interest at one-quarter of one percent below the weekly average federal funds effective interest rate as published by the Federal Reserve Board.
(5) Commercial paper represents unsecured obligations with maximum maturities of nine months.
(6) The majority of all other short-term borrowings represent short-term and medium-term bank notes issued by the Bank and secured and unsecured obligations of the Corporation's overseas branches and subsidiaries.

Item 2.  Properties.

     The head offices of the Corporation and the Bank are located in a 37-story building at 100 Federal Street, Boston, Massachusetts. In 1998, the Bank leased
1.2 million of the building's approximately 1.3 million square feet. The Bank also maintains headquarters for its regional operations in Rhode Island and Connecticut at One BankBoston Plaza, Providence, Rhode Island, and 100 Pearl Street, Hartford, Connecticut. In addition, the Bank maintains significant data processing, record keeping and other operations centers in Boston, Canton, Dedham and Waltham, Massachusetts, East Providence, Rhode Island and Windsor, Connecticut.

     Outside of the United States, the Bank maintains banking headquarters in Buenos Aires, Argentina, and Sao Paulo, Brazil. The Bank's Argentine headquarters are located in a 12-story building owned by the Bank, consisting of approximately 256,000 square feet. The Bank's headquarters in Brazil are located in three interconnected buildings, consisting of 126,000 square feet owned by the Bank and 141,000 square feet of leased space. In 1997, the Bank entered into a contract to construct a new headquarters building in Argentina of approximately 500,000 square feet, to be located near the existing headquarters. Construction began in the first quarter of 1998 and is expected to be completed in the second quarter of 2000. In addition, in September 1998, the Bank acquired a 172,000 square foot undeveloped site in Sao Paulo on which it will construct a new corporate office building in Brazil.

     None of these properties is subject to any material encumbrance. The Corporation's subsidiaries also own or lease numerous other premises used in their domestic and foreign operations.

Item 3.  Legal Proceedings.

     The Corporation and its subsidiaries were in 1998, or currently are, parties to a number of legal proceedings that have arisen in connection with the normal course of business activities of the Corporation, the Bank and the Corporation's other subsidiaries, including the following matters:

     Lender Liability Litigation. The Corporation's subsidiaries, in the normal course of their business in collecting outstanding obligations, are named as defendants in complaints or counterclaims filed in various jurisdictions by borrowers or others who allege that lending practices by such subsidiaries have damaged the borrowers or others. Such claims, commonly referred to as lender liability claims, frequently request not only relief from repayment of the debt obligation, but also recovery of actual, consequential and punitive damages.

     Fidelity Acceptance Corporation Litigation. In 1997, the Corporation sold Fidelity Acceptance Corporation, its consumer lending subsidiary. At the time of the sale, Fidelity Acceptance Corporation and/or certain of Fidelity Acceptance Corporation's subsidiaries (collectively referred to as "FAC") were defendants in class action and other lawsuits brought in various states by FAC borrowers. These lawsuits, which include claims for punitive damages, often for large dollar amounts, challenge various of FAC's lending and insurance practices, including, among others, the placing of collateral protection insurance, calculating the amount of credit life insurance and the determination of applicable interest rates. Pursuant to the terms of the sale of FAC, the Corporation has indemnified the buyer for various liabilities, including certain losses arising from such litigation pending at the time of the sale and for certain claims that may arise out of the operation of FAC prior to the sale.

     Robertson Stephens Litigation. As noted above, in August 1998, the Corporation acquired the investment banking operations of Robertson Stephens from BankAmerica Corporation. At the time of sale, Robertson Stephens was a defendant in several lawsuits in various state and federal courts claiming damages, some in large dollar amounts, arising out of Robertson Stephens' actions in connection with the proposed or actual underwriting or placement of securities. Pursuant to the terms of the sale, these lawsuits are now the responsibility of the Corporation.

     Management, after reviewing all actions and proceedings pending against the Corporation and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to the Corporation's results of operations or financial condition.

Item 3A.   Executive Officers of the Corporation.

     Information with respect to the executive officers of the Corporation, as of March 1, 1999, is set forth below. Executive Officers are generally elected annually by the Board of Directors and hold office until the following year and until their successors are chosen and qualified, unless they sooner resign, retire, die or are removed. Except where otherwise noted, the positions listed for the officers are for both the Corporation and the Bank.

                                                                 Executive Officer
                                                                 -----------------
           Name                Age       Current Position              Since
           ----                ---       ----------------              -----
Charles K. Gifford              56  Chairman and Chief
                                      Executive Officer                       1987
Henrique de Campos Meirelles    53  President and Chief
                                      Operating Officer                       1994
Susannah M. Swihart             43  Vice Chairman, Chief
                                      Financial Officer and
                                      Treasurer of the Corporation
                                      and Vice Chairman and Chief
                                      Financial Officer of the
                                      Bank                                    1993
Paul F. Hogan                   54  Vice Chairman, Wholesale
                                      Banking                                 1993
Bradford H. Warner              47  Vice Chairman, Regional
                                      Banking                                 1989
Edward J. Bayone                44  Executive Vice President
                                      and Chief Credit Officer       December 1998
Melville E. Blake III           44  Executive Director,
                                      Strategic Planning                      1993
Geraldo J. Carbone              42  Regional President, Brazil                1997
Helen G. Drinan                 51  Executive Vice President,
                                      Human Resources                         1993
Pamela D. Gormley               50  Director, Financial
                                      Accounting and Operations      December 1998
Karen B. Green                  53  Executive Vice President,
                                      Corporate Marketing                     1997
Ira A. Jackson                  50  Executive Vice President,
                                      Corporate & Community
                                      Affairs                                 1987
Robert T. Jefferson             51  Comptroller                               1993
John A. Kahwaty                 48  Executive Director,
                                      Investor Relations                      1996
Lindsey C. Lawrence             61  Executive Vice President,
                                      Electronic Banking                      1996
Peter J. Manning                60  Executive Vice President,
                                      Mergers & Acquisitions                  1990
John L. Mastromarino            45  Executive Vice President,
                                      Risk Management                         1995
Kathleen M. McGillycuddy        49  Executive Vice President,
                                      Global Markets                          1996
Manuel R. Sacerdote             56  Regional President,
                                      Southern Cone                           1994
Erich Schumann                  49  Executive Vice President,
                                      Finance                                 1997
Gary A. Spiess                  58  Executive Vice President,
                                      General Counsel & Clerk of
                                      the Corporation and
                                      Executive Vice President,
                                      General Counsel, Secretary
                                      & Cashier of the Bank                   1987

     All of these individuals have been officers of the Corporation or one of its subsidiaries for the past five years, except for Mss. Gormley, Green and Lawrence and Mr. Mastromarino. Ms. Gormley came to the Corporation in September 1998 from KeyCorp, where she had served as Executive Vice President and Chief Financial Officer, Corporate Banking, from 1997 to September 1998 and as Executive Vice President and Chief Financial Officer of two KeyCorp subsidiaries, Great Lakes Regional Bank (from 1995 through 1996) and Society National Bank (from 1993 through 1994). Ms. Green joined the Corporation in 1996 and prior to that time had been Director of Consumer Marketing of BayBanks in 1996, Director of Marketing of BayBanks from 1995 to 1996 and Director of New York Retail Marketing of Citibank from 1993 to 1995. Prior to assuming her current position with the Corporation, Ms. Lawrence was employed by BayBank Systems, Inc., a BayBanks subsidiary, as President and Chief Operating Officer from 1988 to 1994 and as President and Chief Executive Officer from 1994 to 1996. Mr. Mastromarino came to the Corporation in 1995 from the OCC, where he had served as Examiner-in-Charge of the OCC's London office from 1993 to 1995, and as the OCC's Examiner-in-Charge at the Bank from 1988 to 1993.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The information required by this Item is incorporated by reference from pages 21, 22 and 58 of the Annual Report.

Item 6.  Selected Financial Data.

     The "Consolidated Selected Financial Data" of the Corporation for the six years ended December 31, 1998 is incorporated by reference from pages 21 and 22 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information in response to this Item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated by reference from pages 23 through 54 of the Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The information required by this Item is incorporated by reference from pages 48 through 51 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data.

     The financial statements and supplementary data required by this Item are incorporated by reference from the pages of the Annual Report indicated below.

                                                      Page of 1998 Annual
                                                      Report to Stockholders

Summary of Quarterly Consolidated Financial
     Information and Common Stock Data................    58

Report of Independent Accountants.....................    60

BankBoston Corporation:

Consolidated Balance Sheet as of December 31, 1998
     and 1997.........................................    61
Consolidated Statement of Income for the years
     ended December 31, 1998, 1997 and 1996...........    62
Consolidated Statement of Changes in Common
     Stockholders' Equity for the three years
     ended December 31, 1998..........................    63
Consolidated Statement of Cash Flows for the years
     ended December 31, 1998, 1997 and 1996...........    64
Notes to Financial Statements.........................    65 through 89

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information concerning the Executive Officers of the Corporation which responds to this Item is incorporated by reference from Item 3A contained in
Part I of this Report. The information that responds to this Item with respect to Directors is incorporated by reference from the section entitled "Election of Directors" in the Corporation's definitive proxy statement for its 1999 Annual Meeting of Stockholders, which is required to be filed pursuant to Regulation 14A under the Exchange Act and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Corporation's fiscal year (the "Proxy Statement"). Information with respect to compliance by the Corporation's Directors and Executive Officers with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.

Item 11.  Executive Compensation.

     The information required in response to this Item is incorporated by reference from the section entitled "Compensation of Executive Officers" in the Proxy Statement (other than the subsection entitled "Compensation Committee Report on Executive Compensation").

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required in response to this Item is incorporated by reference from the sections entitled "Election of Directors," "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

     The information required in response to this Item is incorporated by reference from the section entitled "Interests of Directors and Executive Officers in Certain Transactions" in the Proxy Statement.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.

(a)(2) Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in the financial statements or notes thereto.

(a)(3) Exhibits

       3(a) - Restated Articles of Organization of the Corporation, effective as of November 18, 1998.

       3(b) - By-Laws of the Corporation, as amended through January 1, 1998, incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522).

       4(a) - There are no agreements with respect to the long-term debt of the Corporation authorizing the issuance of securities in an amount exceeding 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation agrees to furnish a copy of any agreement defining the rights of the holders of the Corporation's long-term debt to the Securities and Exchange Commission upon request.

       4(b) - Rights Agreement, as amended through December 12, 1995, between the Corporation and the Bank, as Rights Agent, and the description of the Rights, incorporated herein by reference to the Corporation's registration statement on Form 8-A relating to the Rights, Exhibit 1 to such registration statement and
               Exhibit 4(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-6522).

       4(c) - Renewed Rights Agreement, dated as of December 17, 1998, between the Corporation and the Bank, as Rights Agent, incorporated herein by reference to Exhibit 4 to the Corporation's Current Report on Form 8-K dated December 17, 1998 (File No. 1-6522).

       10(a) - BankBoston Corporation 1982 Stock Option Plan, as amended through
               October 23, 1997, incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522).*

-----------------------------------------------
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

       10(b) - BankBoston Corporation 1986 Stock Option Plan, as amended through
               October 23, 1997, incorporated herein by reference to Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522).*

       10(c) - BankBoston Corporation 1991 Long-Term Stock Incentive Plan, as amended through October 23, 1997, incorporated herein by reference to Exhibit 10(c) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522).*

       10(d) - BankBoston Corporation 1996 Long-Term Incentive Plan, as amended through June 25, 1998.*

       10(e) - BankBoston Corporation and its Subsidiaries Performance
               Recognition Opportunity Plan, as amended effective June 9, 1998.*

       10(f) - BankBoston Corporation Executive Deferred Compensation Plan, as amended, effective June 23, 1994, incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

       10(g) - BankBoston, N.A. Bonus Supplemental Employee Retirement Plan, as amended through June 23, 1994, incorporated herein by reference to Exhibit 10(e) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

       10(h) - Description of the Corporation's Supplemental Life Insurance
               Plan, incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 1-6522).*

       10(i) - BankBoston, N.A. Excess Benefit Supplemental Employee Retirement
               Plan, as amended, effective June 23, 1994, incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

       10(j) - BankBoston Corporation Relocation Policy, as amended effective
               January 1, 1999.*

-----------------------------------------------
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

       10(k) - Description of the Corporation's Supplemental Long-Term
               Disability Plan, effective as of February 10, 1994, incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-6522).*

       10(l) - BankBoston Corporation's Director Stock Award Plan, as amended effective July 1, 1998.*

       10(m) - Form of Severance Agreement for members of the Office of the Chief Executive Officer and certain other officers.*

       10(n) - Form of Severance Agreement for other officers.*

       10(o) - BankBoston Corporation Directors Deferred Compensation Plan, effective March 28, 1991, incorporated herein by reference to
               Exhibit 10(q) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

       10(p) - BankBoston, N.A. Directors Deferred Compensation Plan, effective
               March 28, 1991, incorporated herein by reference to Exhibit 10(r) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

       10(q) - BankBoston Corporation 1997 Stock Option Plan for Non-Employee
               Directors, effective as of April 1, 1997, incorporated herein by reference to Exhibit 10(q) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522).*

       10(r) - Description of the Corporation's Director Retirement Benefits
               Exchange Program, incorporated herein by reference to Exhibit 10(r) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522).*

       10(s) - 1988 Stock Option Plan for Key Employees of BayBanks, Inc., and
               Affiliates, as amended through October 23, 1987, incorporated herein by reference to Exhibit 10.2 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File
               No. 0-959) and Exhibit 10(u) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522).*

-----------------------------------------------
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to this Report pursuant to Item 14(c) of Form 10-K.

       10(t) - BayBanks Supplemental Executive Retirement Plan, as amended through November 27, 1996, incorporated herein by reference to
               Exhibit 19.6 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Exhibit 10.8 to BayBanks' Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit
               10.2 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and Exhibit 10.8 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-959) and to Exhibits 10(y) and 10(z) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-6522).*

       10(u) - BayBanks Profit Sharing Excess Benefit Plan, as amended, incorporated herein by reference to Exhibit 10.1 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and Exhibit 10.1 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 0-959).*

       10(v) - BayBanks Deferred Payment Plans Trust Agreement, as amended through October 27, 1994, incorporated herein by reference to
               Exhibit 19 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 and Exhibit 10.10 to BayBanks' Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-959).*

       10(w) - Consulting Agreement, dated as of December 30, 1997, between the
               Corporation and William M. Crozier, Jr., incorporated herein by reference to Exhibit 10(aa) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522).*

       10(x) - Letter Agreement, dated as of August 15, 1997, between the
               Corporation and Henrique de Campos Meirelles, incorporated herein by reference to Exhibit 10(bb) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522).*

       10(y) - Lease, as amended through October 1, 1997, between BankBoston,
               N.A. and Equitable Federal Street Realty Company Limited Partnership, incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, to Exhibits 10(gg), 10(hh), 10(ii), 10(jj) and 10(kk) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and to Exhibits 10(cc), 10(dd), 10(ee), 10(ff) and 10(gg) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522).

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

       12(a) - Computation of the Corporation's Consolidated Ratio of Earnings to Fixed Charges (excluding interest on deposits).

       12(b) - Computation of the Corporation's Consolidated Ratio of Earnings to Fixed Charges (including interest on deposits).

       13 Pages 21 through 58 and 60 through 89 of the Corporation's 1998 Annual Report to Stockholders.

       21    - List of subsidiaries of BankBoston Corporation.

       23    - Consent of Independent Accountants.

       24    - Power of attorney of certain officers and directors
               (included on pages II-1 through II-2).

       27    - Financial Data Schedule

       99    - Notice of Annual Meeting and Proxy Statement for the Annual
               Meeting of the Corporation's Stockholders to be held April 22, 1999, incorporated herein by reference to the Corporation's filing under Regulation 14A of the Exchange Act (File No. 1-6522). Pursuant to General Instruction G(3) to Form 10-K, the information required to be filed by Part III hereof is incorporated by reference from the Corporation's definitive proxy statement which is required to be filed pursuant to Regulation 14A and which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Corporation's fiscal year.

(b) During the fourth quarter of 1998, the Corporation filed two Current Reports on Form 8-K. The current reports, dated October 15, 1998 and December 17, 1998, each contained information pursuant to items 5 and 7 of Form 8-K. The Corporation also filed two Current Reports on Form 8-K, dated January 21, 1999 and February 3, 1999, each of which contained information pursuant to items 5 and 7 of Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, and the Commonwealth of Massachusetts, on the 5th day of March, 1999.

                                         BANKBOSTON CORPORATION


                                     By: /s/ CHARLES K. GIFFORD
                                         --------------------------
                                         (Charles K. Gifford)
                                         (Chairman and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates listed below. By so signing, each of the undersigned, in his or her capacity as a director or officer, or both, as the case may be, of the Corporation, does hereby appoint Charles K. Gifford, Henrique de Campos Meirelles, Susannah M. Swihart, Erich Schumann, Robert T. Jefferson and Gary A. Spiess, and each of them severally, or if more than one acts, a majority of them, his or her true and lawful attorneys or attorney to execute in his or her name, place and stead, in his or her capacity as a director or officer or both, as the case may be, of the Corporation, any and all amendments to said report and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of each of the undersigned, in any and all capacities, every act whatsoever requisite or necessary to be done in the premises as fully and to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and approving the acts of said attorneys and each of them.


         Signature                        Title                      Date
         ---------                        -----                      ----


/s/ CHARLES K. GIFFORD               Chairman and Chief
--------------------------------     Executive Officer and
(Charles K. Gifford)                 Director (Chief Executive
                                     Officer)                     March 5, 1999



/s/ HENRIQUE DE CAMPOS MEIRELLES     President and Chief
--------------------------------     Operating Officer and
(Henrique de Campos Meirelles)       Director                     March 5, 1999




/s/ SUSANNAH M. SWIHART              Vice Chairman, Chief
--------------------------------     Financial Officer and
(Susannah M. Swihart)                Treasurer (Chief
                                     Financial Officer)           March 5, 1999



/s/ ROBERT T. JEFFERSON              Comptroller
--------------------------------     (Chief Accounting
(Robert T. Jefferson)                Officer)                     March 5, 1999

         Signature                        Title                      Date
         ---------                        -----                      ----


/s/ WAYNE A. BUDD                    Director                     March 5, 1999
--------------------------------
(Wayne A. Budd)


/s/ WILLIAM F. CONNELL               Director                     March 5, 1999
--------------------------------
(William F. Connell)


/s/ GARY L. COUNTRYMAN               Director                     March 5, 1999
--------------------------------
(Gary L. Countryman)


/s/ WILLIAM M. CROZIER, JR.          Director                     March 5, 1999
--------------------------------
(William M. Crozier, Jr.)


/s/ ALICE F. EMERSON                 Director                     March 5, 1999
--------------------------------
(Alice F. Emerson)


/s/ THOMAS J. MAY                    Director                     March 5, 1999
--------------------------------
(Thomas J. May)


/s/ DONALD F. MCHENRY                Director                     March 5, 1999
--------------------------------
(Donald F. McHenry)


/s/ PAUL C. O'BRIEN                  Director                     March 5, 1999
--------------------------------
(Paul C. O'Brien)


/s/ THOMAS R. PIPER                  Director                     March 5, 1999
--------------------------------
(Thomas R. Piper)


/s/ FRANCENE S. RODGERS              Director                     March 5, 1999
--------------------------------
(Francene S. Rodgers)


/s/ JOHN W. ROWE                     Director                     March 5, 1999
--------------------------------
(John W. Rowe)


/s/ GLENN P. STREHLE                 Director                     March 5, 1999
--------------------------------
(Glenn P. Strehle)


/s/ WILLIAM C. VAN FAASEN            Director                     March 5, 1999
--------------------------------
(William C. Van Faasen)


/s/ THOMAS B. WHEELER                Director                     March 5, 1999
--------------------------------
(Thomas B. Wheeler)


/s/ ALFRED M. ZEIEN                  Director                     March 5, 1999
--------------------------------
(Alfred M. Zeien)