Form 10-Q
period 1999-03-31
BANKBOSTON CORP
filed 1999-05-14
CIK 36672

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1999

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1999:

  Common Stock, $1.00 par value                                     296,776,982

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BANKBOSTON CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
CONSOLIDATED SELECTED FINANCIAL DATA......................................   3
PART I  FINANCIAL INFORMATION
     Management's Discussion and Analysis of Financial Condition and
      Results of Operations...............................................   4
     Financial Statements
     BankBoston Corporation
      Consolidated Balance Sheet..........................................  32
      Consolidated Statement of Income....................................  34
      Consolidated Statement of Changes in Stockholders' Equity...........  35
      Consolidated Statement of Cash Flows................................  36
     Notes to Financial Statements........................................  37
PART II  OTHER INFORMATION
Item 4.Submission of Matters to a Vote of Security Holders................  46
Item 6.Exhibits and Reports on Form 8-K...................................  47
Signatures................................................................  48
LIST OF TABLES
  Consolidated Average Balance Sheet--Nine Quarters.......................  42
  Consolidated Statement of Income--Nine Quarters.........................  43
  Average Balances and Interest Rates--Quarter............................  44
  Change in Net Interest Revenue--Volume and Rate Analysis................  45

                            BANKBOSTON CORPORATION

                     CONSOLIDATED SELECTED FINANCIAL DATA

                (dollars in millions, except per share amounts)

                                                        1999        1998
Quarters Ended March 31                                -------     -------
Income Statement Data
Net interest revenue.................................. $   635     $   603
Provision for credit losses...........................      70         140
Noninterest income....................................     595         589
Noninterest expense...................................     806         661
Net income............................................     223         238
Per common share(1)
  Basic...............................................     .75         .80
  Diluted.............................................     .75         .79
Return on average common equity.......................   18.54%      21.31%
Return on average total assets........................    1.19        1.39

At March 31
Balance Sheet Data
Loans and lease financing............................. $42,775     $43,822
Total assets..........................................  75,708      71,428
Deposits..............................................  48,468      46,397
Total stockholders' equity............................   4,963       4,807
Book value per common share(1)........................   16.73       15.44
Market value per common share(1)
  High................................................     47 1/16     55 15/16
  Low.................................................     34 1/2      43 15/16
Regulatory capital ratios
 Risk-based capital ratios
  Tier 1..............................................     7.2%        7.9%
  Total...............................................    11.5        12.3
 Leverage ratio.......................................     6.9         7.3

--------
(1) Per share information for 1998 has been adjusted to reflect the Corporation's two-for-one stock split effected in June 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

  This discussion and analysis updates, and should be read in conjunction with, Management's Discussion and Analysis included in the 1998 Annual Report to Stockholders of BankBoston Corporation (the Corporation), which is incorporated by reference into its 1998 Annual Report on Form 10-K.

  On March 14, 1999, the Corporation and Fleet Financial Group, Inc. (Fleet) entered into an Agreement and Plan of Merger pursuant to which the Corporation will merge with Fleet. Under the terms of this agreement, each outstanding share of the Corporation's common stock will be converted into the right to receive 1.1844 shares of Fleet common stock. The merger is intended to constitute a tax-free reorganization for federal income tax purposes and to be accounted for as a pooling of interests. At March 31, 1999, Fleet had total assets of $106 billion and total stockholder's equity of $9.6 billion. The transaction, which is subject to stockholder and regulatory approval, is expected to be completed in the latter half of 1999. In conjunction with the merger, it is expected that the combined organization will be required to divest approximately $13 billion of deposits. Additional information with respect to this merger can be found in Note 2 to the Financial Statements.

First Quarter 1999 Financial Highlights

  . The Corporation's net income for the quarter ended March 31, 1999 was $223 million, compared with $238 million for the same period in 1998. Net income per common share and diluted net income per common share were both $.75 in 1999, compared with $.80 and $.79, respectively, in 1998. All per common share amounts reflect the Corporation's two-for-one stock split effected in June 1998.

  . On a consolidated basis, taxable equivalent net interest revenue in the first quarter of 1999 increased $32 million, or 5 percent, from the same period in 1998. Consolidated net interest margin for the first quarter of 1999 was 4.03 percent, compared with 4.07 percent for the same period in 1998.

  . Noninterest income in the first quarter of 1999 increased $6 million, compared with the same period in 1998. Financial service fees and commissions increased $169 million, mainly as a result of 1998 expansion activities, including the acquisition of Robertson Stephens, an investment bank with equity underwriting and research capabilities acquired from BankAmerica Corporation in the third quarter of 1998, as well as acquisitions and branch expansion programs in Latin America. This increase was largely offset by the absence of a $165 million gain from the Corporation's first quarter 1998 sale of its 26 percent interest in HomeSide, Inc. (HomeSide), an independent mortgage banking company.

  . For the quarter ended March 31, 1999, the Corporation's Brazilian and Argentine operations reported increases in net income of 38 and 25 percent, respectively, from the first quarter of 1998. Both operations benefited from wider spreads and other fee opportunities arising from market volatility, as well as from higher fee income due to 1998 expansion activities. Additionally, the Corporation's Wholesale Bank reported an increase in net income of 32 percent from the first quarter of 1998. This improvement was driven by an increase in net interest revenue, mainly reflecting growth in average loans and lease financing, as well as a higher level of fee income, primarily related to the acquisition of Robertson Stephens.

  . Noninterest expense for the first quarter of 1999 increased $145 million, or 22 percent, from the same period in 1998. This increase was primarily driven by 1998 expansion activities, including the acquisition of Robertson Stephens and the expansion programs in Argentina and Brazil.

  . The provision for credit losses was $70 million in the first quarter of 1999, compared with $140 million in the first quarter of 1998. Net credit losses were $66 million, compared with $141 million for the first quarter of 1998. The lower net credit losses in 1999 reflect the absence of one significant international private banking chargeoff that occurred in the first quarter of 1998. On an annualized basis, net credit losses as a percentage of average loans and lease financing were .63 percent in the first quarter of 1999, compared with 1.30 percent in the same period of 1998.

  . Total nonaccrual loans and leases and OREO at March 31, 1999 decreased $20 million to $382 million from $402 million at December 31, 1998. Nonaccrual loans and leases and OREO represented .9 percent of related assets at both March 31, 1999 and December 31, 1998.

  . Return on average common equity was 18.54 percent for the first quarter of 1999, compared with 21.31 percent in the first quarter of 1998. Return on average assets was 1.19 percent in the first quarter of 1999, compared with 1.39 percent in the same quarter of 1998.

Forward-Looking Statements

  The Corporation may from time to time make written or oral statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include financial projections, statements of plans and objectives for future operations, estimates of future economic performance and assumptions relating thereto.

  The Corporation may include forward-looking statements in its filings with the Securities and Exchange Commission, in its reports to stockholders, including this Quarterly Report, in other written materials, and in statements made by senior management to analysts, rating agencies, institutional investors, representatives of the media and others.

  By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risk exists that predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. The following factors, among others, could cause actual results to differ materially from any forward-looking statements: significant changes and developments in world financial markets, particularly in Latin America and Asia; the ability of various countries in Asia and Latin America, particularly in Brazil, to institute timely and effective economic policies; the uses of monetary, fiscal and tax policy by various governments; political developments in the United States and other countries; developments in general economic conditions, both domestic and international, including interest rate and currency fluctuations, market fluctuations and perceptions, and inflation; demand for various forms of credit; legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; changes in the competitive environment for financial services organizations and the Corporation's responses to those changes; the Corporation's ability to retain key personnel; the Corporation's ability and resources in both its domestic and international operations to effectively execute its articulated business strategies and manage risks associated with the integration of acquisitions and expansion plans; changes in technology and the successful allocation of technology resources across multiple projects, including efforts to address the Year 2000 issue and demands for greater automation; and the ability of the Corporation's competitors, credit customers, wholesale fund providers, treasury and capital markets counterparties and vendors and service providers to respond effectively to the Year 2000 issue. When relying on forward-looking statements to make decisions with respect to the Corporation, investors and others are cautioned to consider these and other risks and uncertainties.

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

  The following table presents a summary of consolidated net interest revenue, on a fully taxable equivalent basis, and related average loans and lease financing and average earning asset balances and net interest margin.

                                                      1999     1998    Change
Quarters Ended March 31                              -------  -------  -------
                                                      (dollars in millions)
Net interest revenue................................ $   639  $   607  $    32
Average loans and lease financing...................  42,536   43,706   (1,170)
Average earning assets..............................  64,280   60,487    3,793
Net interest margin.................................    4.03%    4.07%    (.04)%

  On a consolidated basis, taxable equivalent net interest revenue increased $32 million in the first quarter of 1999, compared with the same quarter in 1998. This improvement was primarily driven by Argentine operations, which benefited from wider spreads combined with growth in average earning assets of $1.6 billion. The latter of these factors reflected 1998 expansion efforts in Argentina, including the acquisition of Deutsche Bank Argentina, S.A. (Deutsche Argentina) and the opening of 64 new branches. Additionally, the increase in net interest revenue reflected over $2.5 billion of growth in average loans and lease financing from the Wholesale Bank. These improvements were partially offset by a decline in Brazil as wider spreads were more than offset by lower Brazilian average earning assets, reflecting the current recessionary environment, as well as the impact of recent fiscal reforms passed by the Brazilian government, including certain tax measures. The increase in net interest revenue was also offset, in part, by the Corporation's divestiture of its national credit card portfolio in the first quarter of 1998, which contributed approximately $9 million to net interest revenue during the same period of 1998, as well as by narrower domestic spreads in the first quarter of 1999.

  Consolidated net interest margin remained relatively flat during the quarter ended March 31, 1999 compared with the same period in 1998. Margin was positively influenced by wider spreads in Argentina and Brazil, as well as by the $2.2 billion domestic commercial loan securitization that occurred in the fourth quarter of 1998. These benefits to margin were substantially offset by a significant increase in liquid, lower-yielding assets in the Corporation's
Section 20 subsidiary, due to the acquisition of Robertson Stephens, and by an increase in investment securities used to manage the Corporation's interest rate risk. Margin was further reduced by a higher level of investment in bank-owned life insurance and the issuances of guaranteed preferred beneficial interests in the Corporation's junior subordinated debentures, both of which were accomplished in 1998 and are discussed in the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K.

                          PROVISION FOR CREDIT LOSSES

  The provision for credit losses was $70 million in the first quarter of 1999, compared with $140 million in the first quarter of 1998. The provision for credit losses reflects management's assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions. The level of provision in the first quarter of 1998 reflected the impact of events in the Corporation's International Private Bank as discussed in the section entitled "Reserve for Credit Losses." The amount of future provisions will continue to be a function of management's assessment of risks based upon its quarterly review of the reserve for credit losses. These risks include the longer-term impact of continued economic instability in world financial markets and the status of implementing necessary economic reforms in various countries. As such, there can be no assurance as to the level of future provisions. See the "Reserve for Credit Losses" section for discussion of the reserve for credit losses and net credit losses.

                              NONINTEREST INCOME

  The following table presents the components of noninterest income.

                                                              1999  1998 Change
Quarters Ended March 31                                       ----  ---- ------
                                                               (in millions)
Financial service fees and commissions
  Deposit and electronic banking fees........................ $ 80  $ 70 $  10
  Investment banking fees and commissions....................  135    13   122
  Syndication and agent fees.................................   28    15    13
  Other financial service fees...............................   91    67    24
                                                              ----  ---- -----
                                                               334   165   169
Trust and investment management fees.........................   79    79
Securities gains(losses), net................................   (2)   25   (27)
Trading profits and commissions..............................   39    34     5
Net foreign exchange profits.................................   45    28    17
Net equity and mezzanine profits.............................   34    52   (18)
Gain on sale of business.....................................        165  (165)
Other income.................................................   66    41    25
                                                              ----  ---- -----
                                                              $595  $589 $   6
                                                              ====  ==== =====

Financial Service Fees and Commissions

Deposit and Electronic Banking Fees

                                                                  1999    1998
Quarters Ended March 31                                          ------  ------
                                                                 (in millions)
  Service charges on deposits................................... $   64  $   57
  Electronic banking fees.......................................     16      13
                                                                 ------  ------
                                                                 $   80  $   70
                                                                 ======  ======

  In the first quarter of 1999, service charges on deposits increased $7 million from the same quarter of 1998. This increase was due, in part, to growth in Argentine operations, including the acquisition of Deutsche Argentina. Electronic banking fees increased $3 million from 1998, primarily due to a higher level of domestic activity and the repricing of certain domestic services.

Investment Banking Fees and Commissions

                                                                  1999    1998
Quarters Ended March 31                                          ------- ------
                                                                 (in millions)
  Advisory fees................................................. $    20 $    5
  Brokerage fees and commissions................................      55      3
  Underwriting fees.............................................      60      5
                                                                 ------- ------
                                                                 $   135 $   13
                                                                 ======= ======

  The improvement in each of the above categories was primarily attributable to the acquisition of Robertson Stephens.

Syndication and Agent Fees

  Compared with the same period in 1998, the increase in syndication and agent fees was mainly due to a higher level of sales activity arising from more favorable market conditions after the uncertainties of 1998, and included one large transaction during the period.

Other Financial Service Fees

                                                                  1999    1998
Quarters Ended March 31                                          ------  ------
                                                                 (in millions)
  Letter of credit and acceptance fees.......................... $   20  $   18
  Credit card fees..............................................     21      10
  Other loan-related fees.......................................     18      13
  Other.........................................................     32      26
                                                                 ------  ------
                                                                 $   91  $   67
                                                                 ======  ======

  Compared with the first quarter of 1998, the $24 million increase in other financial service fees was largely attributable to the 1998 expansion in Latin America. The $11 million improvement in credit card fees was mainly due to fee growth in Brazil and Uruguay, the latter resulting from the contribution of the OCA Companies (OCA), a consumer finance company acquired in the third quarter of 1998. The increase in other loan-related fees and other miscellaneous financial service fees included a higher level of service fees, primarily from Argentine operations.

Trust and Investment Management Fees

                                                                   1999    1998
Quarters Ended March 31                                           ------  ------
                                                                  (in millions)
  Mutual fund fees............................................... $   33  $   31
  Personal trust fees............................................     39      40
  Other agency fees..............................................      7       8
                                                                  ------  ------
                                                                  $   79  $   79
                                                                  ======  ======

  Mutual fund fees increased due to an increase in assets under management by domestic and Argentine operations. At March 31, 1999, domestic assets under management were $9.5 billion, reflecting a $1.2 billion increase over March 31, 1998. Argentine assets under management were $1.8 billion at March 31, 1999, reflecting a $.5 billion increase over March 31, 1998.

Securities Gains(Losses), Net

  Net securities losses in the first quarter of 1999 were $2 million, compared with gains of $25 million in the same quarter of 1998. Net securities gains in the first quarter of 1998 reflected gains from the repositioning of the Corporation's domestic asset and liability management portfolio, as well as gains from the Corporation's Boston-based emerging markets portfolio.

Trading Profits and Commissions and Net Foreign Exchange Profits

  The improvement in trading profits and commissions, compared with the first quarter of 1998, reflected trading profits from Robertson Stephens. These gains were partially offset by a lower level of trading profits from Brazil and Argentina, as well as from the high yield trading unit.

  In addition, net foreign exchange profits continued to increase due to higher customer demand for risk management products arising from market volatility.

Net Equity and Mezzanine Profits

  Net equity and mezzanine profits decreased primarily as a result of a lower level of sales activity, compared with the first quarter of 1998. At March 31, 1999, this portfolio had a carrying value of $1.4 billion, compared with $1.2 billion at March 31, 1998.

Other

  In the first quarter of 1998, gain on sale of business reflected a $165 million gain recorded in connection with the sale of the Corporation's 26 percent interest in HomeSide.

  The increase in other income was largely driven by gains arising from currency positions maintained in Brazil during the first quarter of 1999. These positions benefited from the Brazilian currency devaluation that resulted from the Brazilian government's decision to float its currency freely against the U.S. dollar. These gains were substantially offset by other factors, mainly related to various aspects of fiscal reforms recently passed by the Brazilian government, including certain tax measures. In addition, other income benefited from a higher level of equity earnings in unconsolidated subsidiaries, gains on sales of loans and earnings on bank-owned life insurance, the carrying costs of which were included in net interest revenue.

                                     * * *

  The Corporation's capital markets-related businesses, including activity from its investment banking, syndications, and equity and mezzanine businesses, are sensitive to volatile market and economic conditions. As such, it is not possible to predict their levels of revenues in the future.

                              NONINTEREST EXPENSE

  The following table presents the components of noninterest expense.

                                                                1999 1998 Change
Quarters Ended March 31                                         ---- ---- ------
                                                                 (in millions)
Employee costs................................................. $473 $354  $119
Occupancy and equipment........................................  109   94    15
Professional fees..............................................   27   24     3
Advertising and public relations...............................   25   22     3
Communications.................................................   35   30     5
Software costs.................................................   20   19     1
Amortization of goodwill.......................................   13    8     5
Other..........................................................  104  110    (6)
                                                                ---- ----  ----
                                                                $806 $661  $145
                                                                ==== ====  ====

  Compared with the first quarter of 1998, the growth in noninterest expense was primarily attributable to the Corporation's 1998 expansion activities, reflecting approximately $120 million from Robertson Stephens, including goodwill amortization and bonus payments in connection with that acquisition, and approximately $45 million from Latin America, mainly attributable to expansion programs in Argentina and Brazil and the acquisition of OCA in Uruguay. These increases were partially offset by the absence of approximately $48 million of charges recorded in the first quarter of 1998 in connection with the realignments of the Corporation's European operations, its private banking business and the Regional Bank, including costs related to the merger of Rhode Island Hospital Trust National Bank into BankBoston, N.A. and the Corporation's redesign project.

  At March 31, 1999, the Corporation had approximately 24,700 equivalent full-time employees, reflecting growth of 2,200 from March 31, 1998. This growth was primarily driven by the abovementioned 1998 expansion activities, partially offset by decreases due to initiatives in the Regional Bank, including the sale of the domestic institutional custody business, as well as various branch closings during 1998. The remainder of the increase in employee costs primarily related to a higher level of incentive compensation from Robertson Stephens and other growth businesses.

                          PROVISION FOR INCOME TAXES

  The provision for income taxes was $131 million in the first quarter of 1999, compared with $153 million in the first quarter of 1998. The Corporation's effective tax rates were 37 percent and 39 percent in the first quarters of 1999 and 1998, respectively. The decrease in the effective tax rate was primarily attributable to a change in the mix of the Corporation's tax base.

                         LINE OF BUSINESS INFORMATION

  The Corporation is managed through the Office of the Chief Executive Officer (the OCEO), which is the senior decision making group in the company. The OCEO consists of five members, including the Chairman and Chief Executive Officer
(CEO), the President and Chief Operating Officer (COO), the Chief Financial Officer, the head of the Regional Bank and the head of the Wholesale Bank. The latter three individuals are also Vice Chairs of the Corporation. The OCEO meets periodically to discuss important matters of strategy and review the operating performance of the Corporation's businesses. The group maintains close contact with key administrative heads and business managers throughout the Corporation, including the management teams in Argentina and Brazil.

  The COO has primary responsibility for the Corporation's revenue producing businesses. In assessing the performance of the Corporation, the COO divides the company into four major business lines: the Wholesale Bank, the Regional Bank, Argentina and Brazil. The Wholesale and Regional Bank lines cover the vast majority of the Corporation's domestic operations, while the Argentina and Brazil lines cover the vast majority of the Corporation's international operations. Operating results and other key financial measures of these four major business lines for the first quarters of 1999 and 1998 are presented below. All other businesses not encompassed in the four major lines have been combined and are presented below in "Other Businesses." Information shown for the first quarter of 1998 is presented on a basis consistent with the first quarter of 1999 and, as such, has been restated for changes in the Corporation's organizational structure and internal management reporting methodologies implemented during 1999.

  The line of business information shown below reflects assignments and allocations of items made within the Corporation's internal management reporting process. A discussion of these individual items is included on page 28 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K.

  Certain revenue and expense items, which are not included in the business line results evaluated by management, are included in Corporate Adjustments. A summary of the significant items included in Corporate Adjustments follows:

  . Included in net interest revenue for both periods are net funding costs for certain noninterest bearing assets and liabilities.

  . Noninterest income in the first quarter of 1998 includes a gain of $165 million related to the sale of the Corporation's 26 percent interest in HomeSide.

  . Net interest revenue has been increased, and noninterest income has been decreased, to eliminate transfers between these components related to compensating balance arrangements with certain customers.

  . Reductions to consolidated totals for revenue and average loans stemming from the fourth quarter 1998 securitization of $2.2 billion of commercial loans are included in Corporate Adjustments.

  . The expenses shown in Corporate Adjustments for the first quarter of 1999 include charges for bonus payments due to employees in connection with the Robertson Stephens acquisition, while the first quarter of 1998 includes costs related to the realignment and downsizing of certain businesses. Also included in expenses for both quarters is the amortization of goodwill.

  Selected financial information for the Corporation's lines of business for the first quarters of 1999 and 1998 is presented in the table shown below. This information is presented on a fully taxable equivalent basis. Consolidated net interest revenue and income tax provision include tax-equivalent adjustments of $4 million in the first quarters of 1999 and 1998. Intersegment revenue and expense for the first quarters of 1999 and 1998 were not significant.

  Line of business selected financial information is as follows:

                         Wholesale Regional                      Other     Corporate  Consolidated
Quarter Ended              Bank      Bank    Argentina Brazil  Businesses Adjustments    Totals
 March 31, 1999          --------- --------  --------- ------  ---------- ----------- ------------
                                                  (dollars in millions)
Net interest revenue....  $   162  $   243    $   99   $   74   $    54     $     7     $   639
Noninterest income......      320      109        59       74        59         (26)        595
                          -------  -------    ------   ------   -------     -------     -------
Total revenue...........      482      352       158      148       113         (19)      1,234
Noninterest expense.....      251      255       103       96        71          30         806
                          -------  -------    ------   ------   -------     -------     -------
Operating income........      231       97        55       52        42         (49)        428
Provision for credit
 losses.................       28       19        21        5         9         (12)         70
                          -------  -------    ------   ------   -------     -------     -------
Pre-tax income (loss)...      203       78        34       47        33         (37)        358
Income tax provision
 (benefit)..............       83       28        14       18         3         (11)        135
                          -------  -------    ------   ------   -------     -------     -------
Net income (loss).......  $   120  $    50    $   20   $   29   $    30     $   (26)    $   223
                          =======  =======    ======   ======   =======     =======     =======
Average loans and lease
 financing                $24,435  $ 6,856    $6,044   $2,686   $ 4,692     $(2,177)    $42,536
Average assets..........  $35,712  $ 8,528    $9,078   $5,338   $18,503     $(1,049)    $76,110
Average deposits........  $ 5,049  $27,171    $4,875   $1,744   $ 8,496     $    81     $47,416
RAROE...................       22%      23%       14%      32%       22%                     19%

Quarter Ended
 March 31, 1998

Net interest revenue....  $   134  $   249    $   69   $   83   $    52     $    20     $   607
Noninterest income......      180      113        53       35        71         137         589
                          -------  -------    ------   ------   -------     -------     -------
Total revenue...........      314      362       122      118       123         157       1,196
Noninterest expense.....      131      255        84       75        67          49         661
                          -------  -------    ------   ------   -------     -------     -------
Operating income........      183      107        38       43        56         108         535
Provision for credit
 losses.................       29       23        10        6        24          48         140
                          -------  -------    ------   ------   -------     -------     -------
Pre-tax income..........      154       84        28       37        32          60         395
Income tax provision....       63       32        12       16         5          29         157
                          -------  -------    ------   ------   -------     -------     -------
Net income..............  $    91  $    52    $   16   $   21   $    27     $    31     $   238
                          =======  =======    ======   ======   =======     =======     =======
Average loans and lease
 financing                $21,743  $ 7,502    $5,178   $3,327   $ 6,001     $   (45)    $43,706
Average assets..........  $26,006  $ 9,523    $7,485   $6,503   $18,633     $ 1,560     $69,710
Average deposits........  $ 4,834  $26,811    $4,029   $2,130   $ 7,858     $   112     $45,774
RAROE...................       21%      23%       14%      25%       15%                     21%

Wholesale Bank

  The Wholesale Bank provides a full range of commercial and investment banking products to its predominately middle market, non-investment grade corporate customer base. The geographic reach of this business is national in scope, with approximately three quarters of the profits from this business not dependent on the New England economy. The Wholesale Bank seeks to establish and maintain lead bank status with its clients by offering a variety of products and services which cover the full spectrum of a company's needs.

  Within the Wholesale Bank there are three major sub-businesses: the Commercial Bank, the Investment Bank and Private Equity. Each of these sub-businesses seeks to leverage the strengths of the other two in creating business opportunities. They also look to leverage the Corporation's international franchise, particularly in Latin

America, to attract customers doing business abroad. A detailed discussion of the products and services offered by these sub-businesses is included on pages 30 and 31 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K. The approximate contribution from each sub-business to the Wholesale Bank's operating income (pre-tax income before provision for credit losses) in the first quarters of 1999 and 1998 is as follows:

                                                                      1999  1998
Quarters Ended March 31                                               ----  ----
Commercial Bank......................................................  85%   82%
Investment Bank......................................................  10     1
Private Equity.......................................................   5    17
                                                                      ---   ---
  Total Wholesale Bank............................................... 100%  100%
                                                                      ===   ===

  The growth in the contribution to operating income from the Investment Bank reflects the acquisition of Robertson Stephens. The contribution to operating income from Private Equity declined due to a lower level of gains from sales of investments.

  Net income from the Wholesale Bank in the first quarter of 1999 was $120 million, which represented an improvement of $29 million, or 32 percent, from the first quarter of 1998. This improvement was driven by a $28 million increase in net interest revenue, mainly reflecting growth in average loans and lease financing of over $2.5 billion. This loan growth came from a variety of the Commercial Bank's lending divisions including Energy and Utilities, Media and Communications, Transportation, and Business Credit. Noninterest income increased $140 million and included approximately $130 million from Robertson Stephens. Also contributing to the increase in noninterest income were higher levels of syndication fees and foreign exchange profits, partially offset by the aforementioned decline in gains related to Private Equity investments. Noninterest expense grew $120 million, with approximately $100 million of this a result of the acquisition of Robertson Stephens. Quarterly charges related to goodwill amortization and bonus payments paid annually to employees in connection with the Robertson Stephens acquisition are, as mentioned previously, included within Corporate Adjustments. Average assets in the Wholesale Bank grew nearly $10 billion from the first quarter of last year due, in part, to the increase in loans noted above and a higher level of liquid, lower-yielding assets in the Corporation's Section 20 subsidiary, which includes Robertson Stephens.

Regional Bank

  The Regional Bank is a New England-based business that provides for the financial services needs of its three major customer groups: consumers, high net worth individuals and small businesses. The Regional Bank operates through franchises in Massachusetts, Rhode Island, Connecticut and New Hampshire. The Massachusetts banking franchise is the largest in that state.

  The major sub-businesses of the Regional Bank are Consumer and Community Banking, Business Banking, and Private Banking. A detailed discussion of the Regional Bank's sub-businesses, distribution system and product groups is included on pages 31 and 32 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K. The approximate contribution from each sub-business to the Regional Bank's operating income in the first quarters of 1999 and 1998 is as follows:

                                                                     1999  1998
Quarters Ended March 31                                              ----  ----
Consumer and Community Banking......................................  57%   59%
Business Banking....................................................  23    22
Private Banking.....................................................  20    19
                                                                     ---   ---
  Total Regional Bank............................................... 100%  100%
                                                                     ===   ===

  Net income from the Regional Bank in the first quarter of 1999 was $50 million, compared with $52 million in the first quarter of 1998. The $2 million decline in net income was mainly driven by slightly lower revenue.

Net interest revenue declined $6 million due to narrower spreads, the continued runoff of the indirect auto loan portfolio and the fourth quarter 1998 sale of the Berkshire branch network, partially offset by a higher volume of deposits. Noninterest income declined $4 million primarily due to the absence of fees from the institutional custody business, which was also sold in the fourth quarter of 1998. Expenses were flat compared with the first quarter of 1998, while the provision for credit losses dropped $4 million primarily due to the lower level of indirect auto loans.

Argentina

  The Corporation has maintained a presence in Argentina since 1917. As a result of an expansion program undertaken in 1998, which included the acquisition of Deutsche Argentina and the opening of 64 new branches in various parts of the country, the Corporation now operates one of the largest banks in the country. The expansion effort is the main reason why the Corporation's total average assets in Argentina grew to approximately $9 billion in the first quarter of 1999, from approximately $7.5 billion in the first quarter of 1998.

  The Corporation's Argentine operations consist of three main sub-businesses:
Corporate Banking, Retail Banking and Treasury/Other. A detailed discussion of these sub-businesses, as well as the products and services offered by the Corporation in Argentina, is included on page 32 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K. The approximate contribution from each sub-business to operating income from Argentine operations in the first quarters of 1999 and 1998 is as follows:

                                                                      1999  1998
Quarters Ended March 31                                               ----  ----
Corporate Banking....................................................  44%   34%
Retail Banking.......................................................  35    58
Treasury/Other.......................................................  21     8
                                                                      ---   ---
  Total Argentina.................................................... 100%  100%
                                                                      ===   ===

  The relative contribution to operating income from Retail Banking declined from the first quarter of last year primarily due to higher expenses in 1999 related to the branch expansion program. The full expense base from expansion efforts was fully in place throughout the first quarter of 1999, while it was still evolving during the first quarter of last year. The relative contributions from Corporate Banking and Treasury/Other increased as each benefited from higher levels of net interest revenue.

  Net income from Argentine operations was $20 million in the first quarter of 1999, which represented a $4 million, or 25 percent, increase from the first quarter of 1998. Included in this improvement was a $30 million increase in net interest revenue, reflecting wider spreads from market volatility and a $1.6 billion increase in average earning assets, which included a $900 million increase in average loans and lease financing. Noninterest income improved $6 million due, in part, to an increase in mutual fund, deposit and corporate banking fees. Partially offsetting the revenue growth were a $19 million increase in noninterest expense, which was mainly related to the previously discussed expansion program, and an $11 million increase in the provision for credit losses. The higher provision for credit losses was mainly related to an increase in credit losses on consumer loans due, in part, to growth in that loan portfolio. Consumer loans generally carry wider spreads and a higher loss rate than loans in the commercial portfolio. Total net credit losses from Argentine operations were $17 million in the first quarter of 1999, compared with $8 million in the first quarter of last year, with most of the increase related to the consumer portfolio. The continued growth in the consumer loan portfolio, which attracts a higher level of capital allocation under the Corporation's RAROE methodology, and the net costs related to the expansion program have combined to leave the risk adjusted return from Argentine operations unchanged at 14 percent.

Brazil

  The Corporation has maintained a presence in Brazil since 1947. While Brazil's population is much larger than Argentina's, the Corporation's balance sheet in Brazil is smaller than its balance sheet in Argentina and the branch network is about half as large. This reflects the Corporation's Brazilian strategy of operating in very focused and targeted up-tier markets, a strategy that is not conducive to maintaining a large balance sheet. To further penetrate this targeted customer base, the Corporation embarked on a branch expansion program during 1998, which has nearly doubled the size of the branch network.

  The Corporation's Brazilian operations consist of three main sub-businesses:
Corporate Banking, Retail Banking and Treasury. A detailed discussion of these sub-businesses, as well as the products and services offered by the Corporation in Brazil is included on page 33 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K. The approximate contribution from each sub-business to operating income from Brazilian operations in the first quarters of 1999 and 1998 is as follows:

                                                                      1999  1998
Quarters Ended March 31                                               ----  ----
Corporate Banking....................................................  51%   41%
Retail Banking.......................................................  20    26
Treasury.............................................................  29    33
                                                                      ---   ---
  Total Brazil....................................................... 100%  100%
                                                                      ===   ===

  Net income from Brazilian operations was $29 million in the first quarter of 1999, which represented an $8 million, or 38 percent, increase from the first quarter of 1998. Revenue increased $30 million reflecting higher financial service fees, and gains that arose in Brazil from currency positions maintained during the first quarter of 1999, as the Brazilian government devalued its currency by allowing it to float freely against the U.S. dollar. These gains, however, were substantially offset by other factors, mainly related to various aspects of fiscal reforms recently passed by the Brazilian government, including certain tax measures. In addition, the positive impact of wider spreads and the other improvements in revenue noted above were partially offset by a decline in average earning assets, reflecting the current recessionary environment. Noninterest expense increased $21 million, as costs from expansion and higher incentive compensation were partially offset by the impact of Brazil's first quarter of 1999 devaluation.

Other Businesses

  Individual businesses that have been combined in Other Businesses include Global Treasury, Other Latin America, Asia, the International Private Bank, Emerging Markets Sales, Trading and Research (EMSTR), and various joint ventures. In addition, the first quarter of 1998 includes the national credit card business, which was contributed to a joint venture in January 1998. Further information on these businesses is included on page 34 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K.

  Net income from Other Businesses was $30 million in the first quarter of 1999, representing a $3 million increase from last year. This was mainly due to the absence of a net operating loss in 1998 from the national credit card business and an improvement from Other Latin America, partially offset by lower securities gains in Global Treasury. Total revenue from international operations included in Other Businesses was $97 million in the first quarter of 1999 and $80 million in the first quarter of 1998.

                              FINANCIAL CONDITION
                          CONSOLIDATED BALANCE SHEET

  At March 31, 1999, the Corporation's total assets were $75.7 billion, reflecting a $2.2 billion increase from total assets of $73.5 billion at December 31, 1998. This increase was mainly attributable to a $1.4 billion increase in available for sale securities, particularly U.S. government agency mortgage-backed securities used to manage portfolio risk, and a $1.2 billion increase in federal funds sold and securities purchased under agreements to resell, mainly related to Robertson Stephens and Brazilian operations.

  The increase in assets was primarily funded by interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase, mainly related to Robertson Stephens, and notes payable. During the first quarter of 1999, the Corporation issued $300 million of senior medium-term notes. This issuance was offset by the maturity of $125 million of senior medium-term notes previously issued by the Corporation and approximately $152 million of notes issued by the Corporation's overseas offices under various note programs.

  The Corporation's tangible common equity and common equity to total assets ratios were 5.6 percent and 6.6 percent, respectively, at March 31, 1999, compared with 5.5 percent and 6.6 percent, respectively, at December 31, 1998. The Corporation's Tier 1 and total capital ratios were 7.2 percent and 11.5 percent, respectively, at March 31, 1999, compared with 7.1 percent and 11.7 percent, respectively, at December 31, 1998. The Corporation's leverage ratio at March 31, 1999 was 6.9 percent, compared with 6.7 percent at December 31, 1998.

  The Corporation has a capital planning process that is designed to maintain appropriate regulatory capital levels and ratios. As of March 31, 1999, the Corporation and its bank subsidiaries met all capital adequacy requirements to which they are subject.

                                RISK MANAGEMENT

  The Corporation has a risk management process in place for the identification, measurement, monitoring and control of the risks inherent in its business, including credit, liquidity, market, transaction, strategic, compliance, reputation and transfer risks. One transitory event that continues to impact these primary risk factors is the Year 2000.

                                   Year 2000

  The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure Act of 1998. This disclosure should be read in conjunction with the Year 2000 disclosure on pages 35 through 37 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K.

  The Corporation has implemented a comprehensive and integrated plan designed to achieve Year 2000 readiness across its critical systems (whether owned or licensed by the Corporation), and believes it is well positioned to address the issues associated with the event and to bring its systems and operations into compliance.

Information Technology

  The information technology elements of the Corporation's Year 2000 program have proceeded through the following phases: Awareness, Inventory, Assessment, Remediation, Certification (including unit, system and interface testing) and Readiness Testing. As of March 31, 1999, the Corporation met, across all operations, completion targets for application systems, technology infrastructure and desktop application systems, as outlined in its 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K.

Readiness Testing

  Readiness testing, including application integration testing and external testing, validates that a business's critical core process, and the application system, infrastructure and service providers on whom it depends, will continue to operate beyond 1999. Application systems included in readiness testing are those which the Corporation has deemed critical, and which have a significant degree of integrated processing with other application systems. To date, testing has focused on internal dependencies. Mission critical application systems have been categorized into five integrated testing segments, of which three had been completed successfully by early April 1999. At March 31, 1999, mission critical service provider testing and external testing with its material third parties was approximately 90 percent complete domestically. Brazil and Southern Cone service provider testing was well underway. While the Corporation expects to substantially complete its readiness testing by June 30, 1999, it also anticipates some continuation of this testing through the end of 1999 since it is deemed a valuable tool for early detection of potential Year 2000 issues.

Customers, Counterparties and Wholesale Funds Providers

  The Corporation is working to identify and limit potential credit, liquidity and operational risks posed by the Corporation's significant customers and counterparties. In 1998, the Corporation evaluated over 90 percent of its significant non-consumer credit risk, over 90 percent of its significant wholesale funds provider risk and over 80 percent of its significant treasury and capital markets counterparty risk. Results showed that a significant majority of entities surveyed did not expect a material adverse impact to their businesses. The results of the Corporation's surveys are being incorporated into the Corporation's credit risk management processes, including customer risk ratings, as well as into liquidity and cash settlement planning strategies to limit exposure around critical dates. Throughout the remainder of 1999, the Corporation will continue to monitor and assess, through refined surveys, the potential impact of its customers and counterparties on the Corporation's Year 2000 readiness.

Non-Technology Vendors and Service Providers

  The success of the Corporation's Year 2000 efforts depends not only upon the Year 2000 readiness of its systems but also those of its critical vendors and service providers. The Corporation's Year 2000 plan includes analyzing the risk presented by its dependency upon critical vendors and other third parties and developing contingency plans based upon these assessments. The level of assessment is dictated by the relative importance of vendors and products to core business processes, as defined through Year 2000 contingency planning efforts. Vendor assessments may include reviews of published materials and websites, discussions about Year 2000 readiness plans and requests for Year 2000 warranties to the Corporation. Additionally, the Corporation is undergoing a process to identify and certify vendor supplied products. The Corporation expects this element of the program to remain challenging due to the complexities of vendor management. Consequently, the Corporation will continue to monitor and assess, throughout 1999, the potential impact of the Year 2000 issue on both its vendor supplied products and services.

Facilities

  In domestic operations, all site and facility vendors have been inventoried and assessed for criticality. All critical sites are expected to have completed certification by mid-1999, after component testing, remediation and site integration testing. Brazilian and Argentine operations currently anticipate that their facilities will be substantially remediated, tested and certified by September 1999. The Corporation currently has business resumption contingency plans in place that have been updated and tested annually, and are being revised to reflect considerations specific to the Year 2000 issue.

Final Readiness Efforts and Contingency Planning

  The Corporation has developed a strategy to combine the various efforts within the Year 2000 program, and assess and report upon the readiness of mission critical elements by the core processes of business units. This strategy includes validating core processes, linking the interdependencies between critical application systems, technical infrastructure and non-technology elements, including vendors and service providers, identifying weak links and planning around known and unknown risks. In this regard, the Corporation is developing business resumption contingency plans as well as event plans to prepare for potential systems failures at critical dates, failures of critical third parties to effectively remediate and certify their technologies, as well as any other unanticipated events that could arise with the date change. The development of these plans includes the assessment of failure scenarios on the core business processes critical to the Corporation's business and operations. These plans will be subject to independent internal reviews. The Corporation expects that its contingency planning for the Year 2000 issue will be substantially completed by the end of June 1999. Additionally, as previously discussed, the Corporation will continue readiness testing through 1999 to detect currently unknown risks.

Risks and Uncertainties

  The Corporation expects to successfully complete its Year 2000 program in a timely and effective manner that mitigates risk. However, the Corporation is subject to risks and uncertainties due to the uniqueness of the Year 2000 issue, the significant interdependencies in business and financial markets and the range of activities and events outside of the Corporation's control. Furthermore, the progress of mission critical elements has been impacted by resource prioritization within its Year 2000 program and across other business initiatives, including 1998 acquisitions, as well as by the level of Year 2000 awareness in various countries. As a result of the risks and uncertainties associated with the Year 2000 issue, particularly with respect to vendors, service providers and other third parties, the Corporation is unable to predict with any certainty the extent of potential Year 2000 failures that could result, nor quantify the potential effect that such failures could have on the Corporation's operations and financial condition. Those risks and uncertainties could result in service delays, inaccurate and untimely information processing, funding delays, contract settlement and counterparty failures, and increased credit losses.

Costs

  As of March 31, 1999, the Corporation continues to expect that its total incremental costs for its Year 2000 program, including costs already incurred, will be approximately $75 million. It is estimated that these incremental costs represent over half of the Corporation's total program costs, which include the redeployment of internal resources from all areas of the Corporation. The Corporation continues to expect capital expenditures of approximately $20 million, including costs incurred for accelerated and out of cycle replacements of technology. As of March 31, 1999, the Corporation had incurred nearly two-thirds its Year 2000 costs. The Corporation has not incurred, and is not likely to incur, project costs that are material to any reporting period. The majority of remaining costs are expected to be directed to the testing phase as well as final readiness efforts to mitigate both currently known and subsequently discovered risks. Throughout the remainder of the project, the Corporation will also continue to allocate internal resources to address the Year 2000 issue.

  The Corporation's estimated costs and expected timetables made with respect to its Year 2000 initiative represent forward-looking statements that could differ materially from actual results due to changes in assumptions as the program evolves and new information becomes available; the Corporation's ability and resources to effectively execute its Year 2000 program; the impact of external market pressures on technology resources; the ability of critical third parties to mitigate their Year 2000 risks; and the extent to which unanticipated issues arise late in the program.

                            CREDIT RISK MANAGEMENT

  Credit risk is defined as the risk of loss from a counterparty's failure or inability to meet the payment or performance terms of a contract with the Corporation. The Corporation's risk management process includes the management of all forms of credit risk, including balance sheet and off-balance sheet exposures. A discussion of the Corporation's credit risk management policies is included on page 37 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K.

                                CREDIT PROFILE

  The components of the lending portfolio are as follows:

                                   March 31  Dec. 31  Sept. 30  June 30  March 31
                                     1999     1998      1998     1998      1998
                                   --------  -------  --------  -------  --------
                                                 (in millions)
United States operations
  Commercial, industrial and
   financial...................... $17,028   $16,294  $18,218   $16,275  $15,887
  Commercial real estate
    Construction..................     228       215      209       219      260
    Other.........................   3,531     3,871    4,089     3,876    3,736
  Consumer-related loans
    Residential mortgages.........   1,840     2,035    2,111     2,229    2,551
    Home equity loans.............   2,325     2,294    2,672     2,871    2,802
    Credit card...................     379       404      393       412      503
    Other.........................   2,433     2,532    2,693     2,753    2,801
  Lease financing.................   1,768     1,801    1,607     1,609    2,017
  Unearned income.................    (291)     (275)    (231)     (232)    (303)
                                   -------   -------  -------   -------  -------
                                    29,241    29,171   31,761    30,012   30,254
                                   -------   -------  -------   -------  -------
International operations
  Commercial and industrial.......   9,288     9,295    9,320     9,065    9,322
  Banks and other financial
   institutions...................     523       597      835       696      766
  Governments and official
   institutions...................     138        95       73        82      102
  Consumer related
    Residential mortgages.........   1,249     1,251    1,383     1,318    1,302
    Credit card...................     327       362      339       248      226
    Other.........................   1,162     1,192    1,164     1,087      987
  Lease financing.................     705       725      652       519      517
  All other.......................     359       369      408       375      492
  Unearned income.................    (217)     (251)    (188)     (148)    (146)
                                   -------   -------  -------   -------  -------
                                    13,534    13,635   13,986    13,242   13,568
                                   -------   -------  -------   -------  -------
      Total loans and lease
       financing.................. $42,775   $42,806  $45,747   $43,254  $43,822
                                   =======   =======  =======   =======  =======

  The composition of the Corporation's credit portfolio remained relatively unchanged from December 31, 1998, for both domestic and international operations.

  The Corporation's total loan portfolio at both March 31, 1999 and December 31, 1998 included $1.3 billion of highly leveraged transaction (HLT) loans to 110 and 108 customers, respectively. The average HLT loan size at both March 31, 1999 and December 31, 1998 was approximately $12 million. The amount of unused commitments for HLT's at March 31, 1999 was $856 million, compared with $765 million at December 31, 1998. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At both March 31, 1999 and December 31, 1998, the Corporation had one nonaccrual HLT loan of approximately $4 million. There were no credit losses from HLT loans in the first quarters of 1999 and 1998. A discussion of the Corporation's HLT lending activities and policies, and the effect of these activities on results of operations, is included on page 39 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K.

                     NONACCRUAL LOANS AND LEASES AND OREO

  The details of consolidated nonaccrual loans and leases and OREO are as follows:

                                     March 31 Dec. 31 Sept. 30 June 30 March 31
                                       1999    1998     1998    1998     1998
                                     -------- ------- -------- ------- --------
                                               (dollars in millions)
United States
  Commercial, industrial and
   financial.......................    $ 81    $ 86     $ 71    $ 63     $ 43
  Commercial real estate
    Construction...................       2       2        2       2        3
    Other..........................      17      19       30      33       41
  Consumer-related
    Residential mortgages..........      30      36       36      42       46
    Home equity....................      16      17       18      15       15
    Credit card....................       6       6        6       6        6
    Other..........................      16      20       21      18       20
                                       ----    ----     ----    ----     ----
                                        168     186      184     179      174
                                       ----    ----     ----    ----     ----
International
  Commercial and industrial........      77      86      103     107       97
  Consumer-related
    Residential mortgages..........      56      50       39      36       34
    Credit card....................       8       6        7       6        4
    Other..........................      49      47       33      26       18
                                       ----    ----     ----    ----     ----
                                        190     189      182     175      153
                                       ----    ----     ----    ----     ----
    Total nonaccrual loans and
     leases........................     358     375      366     354      327
OREO...............................      24      27       29      28       42
                                       ----    ----     ----    ----     ----
    Total..........................    $382    $402     $395    $382     $369
                                       ====    ====     ====    ====     ====
Nonaccrual loans and leases and
 OREO as a percent of related asset
 categories........................     0.9%    0.9%     0.9%    0.9%     0.8%

  Total nonaccrual loans and leases and OREO at March 31, 1999 decreased $20 million from December 31, 1998, mainly reflecting an $18 million decrease in the domestic portfolio. This decrease included an $11 million decrease in nonaccrual consumer-related loans and a $5 million decrease in nonaccrual commercial, industrial and financial loans. International nonaccrual loans remained relatively unchanged from December 31, 1998.

  The level of nonaccrual loans and leases and OREO is influenced by the economic environment, including interest rate trends and other internal and external factors. As such, no assurance can be given as to future levels of nonaccrual loans and leases and OREO.

                           RESERVE FOR CREDIT LOSSES

  The Corporation determines the level of its reserve for credit losses considering evaluations of individual credits, net losses charged to the reserve, changes in quality of the credit portfolio, levels of nonaccrual loans and leases, current economic conditions, cross-border risks, changes in the size and character of credit risks, and other pertinent factors. The credit risk of off-balance-sheet exposures is managed as part of the overall extension of credit to individual customers and is considered in assessing the overall adequacy of the reserve for credit losses. The amount of the reserve for credit losses associated with off-balance-sheet exposures is not significant. The amount of the reserve for credit losses is reviewed by management quarterly.

  The reserve for credit losses at March 31, 1999 was $758 million, compared with $754 million at December 31, 1998. At March 31, 1999, the reserve for credit losses represented 1.77 percent of outstanding loans and lease financing, compared with 1.76 percent at December 31, 1998. The reserve for credit losses was 212 percent of nonaccrual loans and leases at March 31, 1999, compared to 201 percent at December 31, 1998. The future level of the reserve for credit losses will continue to be a function of management's evaluation of the Corporation's credit exposures existing at the time, which will be affected by future events and general economic conditions in the United States, Latin America, Asia and various other overseas markets; the impact of the Corporation's strategic decisions on various credit portfolios; and the potential impact that the Year 2000 issue could have on the ability of the Corporation's customers to repay their obligations. Therefore, no assurance can be given as to future levels of the reserve.

  Net credit losses were as follows:

                                     March 31 Dec. 31 Sept. 30 June 30 March 31
                                       1999    1998     1998    1998     1998
Quarters Ended                       -------- ------- -------- ------- --------
                                                   (in millions)
United States
  Commercial, industrial and
   financial........................   $21     $ 38     $ 9      $ 5     $ 13
  Commercial real estate............    (3)              (1)      (1)      (1)
  Consumer-related
    Residential mortgages...........              2       1        1        2
    Home equity.....................     1        2       1        1        2
    Credit card.....................     4        5       6        6       20
    Other...........................    13       13      13       11       19
                                       ---     ----     ---      ---     ----
                                        36       60      29       23       55
                                       ---     ----     ---      ---     ----
International
  Commercial and industrial.........     8       34       7       13       76
  Consumer-related
    Credit card.....................     4        5       6        2        2
    Other...........................    18       14      17       13        8
                                       ---     ----     ---      ---     ----
                                        30       53      30       28       86
                                       ---     ----     ---      ---     ----
    Total...........................   $66     $113     $59      $51     $141
                                       ===     ====     ===      ===     ====

  Net credit losses in the first quarter of 1999 decreased $75 million compared with the first quarter of 1998 and $47 million compared with the fourth quarter of 1998. In the first quarter of 1998, net credit losses reflected a chargeoff in the international commercial portfolio of approximately $66 million related to a series of loans to related borrowers that were initiated by a former officer in the Corporation's International Private Bank, as well as $16 million of losses incurred by the national credit card portfolio before it was subsequently contributed to a joint venture in January 1998. The decline in net credit losses from the fourth quarter of 1998 was mainly driven by the absence of one large domestic commercial chargeoff, as well as a lower level of chargeoffs from the Asian and Latin American portfolios.

  The future level of chargeoffs will continue to be affected by the impact of global economic events on various domestic and international portfolios, as well as the mix and size of various portfolios. As such, there can be no assurance as to the level of future chargeoffs.

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

  . Local country claims funded by non-local country obligations (typically U.S. dollars or other non-local currency) where the providers of funds agree that, in the event their claims cannot be repaid in the designated currency due to currency exchange restrictions in a given country, they may either accept payment in local currency or wait to receive the non-local currency until such time as it becomes available in the local market. At March 31, 1999, such outstandings related to emerging markets countries totaled $1.9 billion, compared with $2.2 billion at December 31, 1998.

  . Claims reallocated as a result of external guarantees, cash collateral or insurance contracts issued primarily by U.S. government agencies.

  Cross-border outstandings include deposits in other banks, resale agreements, trading securities, securities available for sale, securities held to maturity, loans and lease financing, amounts due from customers on acceptances, accrued interest receivable and revaluation gains on trading derivatives. At both March 31, 1999 and December 31, 1998 total cross border outstandings were approximately $8.7 billion, which included outstandings to emerging markets countries of $6.2 billion and $5.9 billion, respectively.

  In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers are unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations.

  The following table summarizes by country the Corporation's approximate cross-border outstandings to countries that individually amounted to 1 percent or more of consolidated total assets at March 31, 1999 and December 31, 1998.

                                                   Percentage of
                        Public Banks Other  Total  Total Assets  Commitments(1)
                        ------ ----- ------ ------ ------------- -------------
                                        (dollars in millions)
March 31, 1999(2)
  Argentina............  $855  $295  $1,155 $2,305      3.0%          $ 5
  Brazil...............   680    10     425  1,115      1.5            25
December 31, 1998(2)
  Argentina............  $775  $ 50  $1,155 $1,980      2.7%          $10
  Brazil...............   405           495    900      1.2            40

--------
(1) Included within commitments are letters of credit, guarantees and the undisbursed portions of loan commitments.
(2) Cross-border outstandings in countries which fell between .75% and 1% of consolidated total assets were approximately as follows: March 31, 1999-- Chile, $590 million; December 31, 1998--Chile, $690 million; United Kingdom, $630 million.

Latin America

  At March 31, 1999, approximately $5.8 billion, or 66 percent, of total cross-border outstandings were to countries in Latin America, compared with $5.3 billion, or 61 percent, at December 31, 1998. Substantially all of these cross-border outstandings were to customers in countries in which the Corporation maintained branch networks and/or subsidiaries.

  The Corporation's total assets in Argentina at both March 31, 1999 and December 31, 1998 amounted to approximately $9 billion. Included in these total assets were the Argentine cross-border outstandings presented in the table above. At both March 31, 1999 and December 31, 1998, Argentine loans and lease financing was approximately $6 billion.

  The Corporation's nonaccrual Argentine loans were $140 million at both March 31, 1999 and December 31, 1998. The percentage of nonaccrual loans to total Argentine loans and lease financing was 2.2 percent at March 31, 1999, compared with 2.3 percent at December 31, 1998.

  The Corporation's total assets in Brazil at March 31, 1999 amounted to approximately $7 billion, compared with approximately $6 billion at December 31, 1998. Included in these total assets were the Brazilian cross-border outstandings presented in the table above. At both March 31, 1999 and December 31, 1998, Brazilian loans and lease financing was approximately $3 billion.

  The Corporation's nonaccrual Brazilian loans were $12 million at March 31, 1999, compared with $18 million at December 31, 1998. The percentage of nonaccrual loans to total Brazilian loans and lease financing was .5 percent at March 31, 1999, compared with .6 percent at December 31, 1998.

  For additional information on Argentina and Brazil, see the "Line of Business Information" section. For further discussion of the Corporation's nonaccrual loans and leases and net credit losses, see the "Nonaccrual Loans and Leases and OREO" and "Reserve for Credit Losses" sections.

  During 1998, world financial markets experienced significant volatility due to the Asian and Russian crises. These crises also impacted the economies of Latin America, and, in particular, contributed to the economic instability recently experienced by Brazil. The financial pressures created by the Asian and Russian turmoil led to a significant deterioration in the level of Brazil's foreign currency reserves starting in August 1998. The reduction in foreign currency reserves and the Brazilian government's need to reduce both its current account and fiscal deficits led the government to allow Brazil's currency, the Real, to float freely against the U.S. dollar beginning in mid-January 1999. This resulted in a significant devaluation of the Real against the U.S. dollar.

  The government's departure from the managed exchange rate policy, which had been instituted in 1994, led to an expectation that the Brazilian economy would contract and inflation would rise during 1999. The government passed a number of fiscal reforms aimed at controlling the public deficit and meeting the requirements of its agreement with the International Monetary Fund. While Brazil has been influenced by these events, the extent of contraction and inflation has been less than expected, particularly with the inflow of foreign investment into the country in response to the positive actions taken by the Brazilian government.

  The Corporation has not experienced collection problems as a result of world economic volatility, currency restrictions or foreign exchange liquidity problems in its current portfolio of cross-border outstandings to Latin America. However, if actions implemented by the Brazilian government and other Latin American governments are not effective over time, the Corporation's operations could experience adverse effects. It is expected that the economic situation in Latin America, including the effect of world financial markets on these economies, will continue to be unsettled. The impact that these events will ultimately have on Latin American economies and, therefore, the Corporation's operations in that region, is uncertain. The Corporation will continue to monitor the economies of the Latin American countries in which it has local operations and cross-border outstandings, as well as the economies of other emerging markets countries which could impact the performance of the Corporation, and will take actions as it deems appropriate. Each emerging markets country is at a different stage of development with a unique set of economic fundamentals; therefore, it is not possible to predict what developments will occur and what impact these developments will ultimately have on the economies of these countries or on the Corporation's financial statements.

Asia

  At March 31, 1999, approximately $700 million, or approximately 8 percent, of total cross-border outstandings were to countries in Asia, compared with approximately $800 million, or approximately 9 percent, at December 31, 1998. This decrease reflects the impact of the Corporation's efforts to actively manage and reduce its Asian exposures, including the closing of four offices in early 1999. Substantially all of these cross-border outstandings were to customers in countries in which the Corporation maintains branch networks and/or subsidiaries.

  At March 31, 1999, the Corporation had Asian nonaccrual loans of $17 million, compared with $14 million at December 31, 1998. The Corporation had Asian net credit losses of approximately $4 million in each of the first quarters of 1999 and 1998.

  The Corporation continues to closely monitor the situation in Asian markets and to manage its portfolio in order to maximize its future results, all within the parameters of the Corporation's established risk management processes.

                           LIQUIDITY RISK MANAGEMENT

  Liquidity risk is defined as the risk of loss from the Corporation's inability to meet its obligations when they come due, without incurring unacceptable costs. For additional information related to the Corporation's liquidity risk management, see pages 47 and 48 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K.

  The Corporation's liquid assets, which consist primarily of interest bearing deposits in other banks, federal funds sold and resale agreements, money market loans and unencumbered U.S. Treasury and government agency securities, were $8.8 billion at March 31, 1999, compared with $8.2 billion at December 31, 1998. This increase reflected an increase in the Corporation's available for sale portfolio used to manage interest rate risk. The Corporation also has access to additional funding through the public markets. Management considers overall liquidity at March 31, 1999 to be adequate to meet current obligations, to support expectations for future changes in asset and liability levels and to carry on normal operations.

                            MARKET RISK MANAGEMENT

  Market risk is defined as the risk of loss arising from adverse changes in market prices, such as interest rates and foreign exchange rates, on financial instruments. The Corporation's market risk management process includes the management of all forms of market risk, including balance sheet and off-balance-sheet exposures. Market risk is managed within policies and limits established by the Asset, Liability and Capital Committee (ALCCO) and the Market Risk Committee (MRC) and approved by the Corporation's Board of Directors (the Board). The MRC is responsible for allocating the overall market risk limits set by ALCCO to the Corporation's market risk-taking activities, considering the results of its risk modeling process as well as other internal and external factors. Further information with respect to the Corporation's management of market risk is included on pages 48 through 51 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K.

Trading Activities

  The Corporation's trading activities involve providing risk management and capital markets products and services to its customers, including interest rate derivatives, foreign exchange contracts, and debt and equity underwriting and distribution capabilities. In addition, the Corporation takes proprietary trading positions, including positions in domestic equity securities, high yield and emerging markets fixed income securities, and local currency debt and equity securities and related derivatives. The risk positions taken by the Corporation in these financial instruments are subject to ALCCO and MRC approved limits.

  The Corporation manages the market risk related to its trading businesses on a daily basis using a Value-at-Risk (VAR) methodology. VAR is defined as the statistical estimate of the potential loss that the Corporation could incur from an adverse movement in market prices. The Corporation uses a 99 percent confidence level, which means that the Corporation would not expect to exceed the potential loss as calculated by VAR more than once out of every 100 trading days. The VAR methodology requires a number of key assumptions including those relating to the time to liquidate positions, the confidence level for losses, the number of days of price and rate history to be used, the impact of credit spread risk, and the treatment of event risk.

  The following table shows the aggregate VAR for the Corporation's trading businesses at March 31, 1999 and December 31, 1998.

                                                          March 31, December 31,
                                                            1999        1998
Quarters Ended                                            --------- ------------
                                                              (in millions)
VAR......................................................    $38        $30
Average VAR..............................................     37         33
VAR limit................................................     45         45

  The VAR calculations above include the effects of various interest rate and foreign exchange rate risks. The aggregate VAR and average VAR associated with the Corporation's foreign exchange activities were approximately $5 million and $7 million, respectively, for the first quarter of 1999 and $7 million and $6 million, respectively, for the fourth quarter of 1998. The calculations do not take into account the potential diversification benefits of the different positions taken across trading portfolios.

  In addition to the VAR methodology, the Corporation employs other market risk management tools which include loss limits and overall portfolio size limits, as well as monthly stress tests and scenario analyses. While the VAR methodology and supplementary risk management tools are effective for managing market risk, they do not preclude the occurrence of trading losses during periods of extreme volatility.

Asset and Liability Management (ALM)

  The Corporation's U.S. dollar denominated assets and liabilities are exposed to interest rate risk, which can be defined as the exposure of the Corporation's net income or financial condition to adverse movements in interest rates. At March 31, 1999, U.S. dollar denominated assets comprised the majority of the Corporation's balance sheet. The Corporation's U.S. dollar denominated positions are evaluated and managed centrally through the Global Treasury group, utilizing several modeling methodologies. The two principal methodologies used are market value sensitivity and net interest revenue at risk. The results of these models are reviewed monthly with ALCCO and at least quarterly with the Board.

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

  These two methodologies provide different but complementary measures of the level of interest rate risk; the longer-term view is modeled through market value sensitivity, while the shorter-term view is evaluated through net interest revenue at risk over the next twelve months. Under current ALCCO directives, market value sensitivity cannot exceed 3.6 percent of total risk-based capital and net interest revenue at risk cannot exceed 2 percent of annual net interest revenue.

  The following table illustrates the Corporation's quarter-end and average U.S. dollar denominated positions for market value sensitivity and net interest revenue at risk at March 31, 1999 and December 31, 1998.

                                             March 31, 1999   December 31, 1998
                                           ------------------ ------------------
                                           Quarter- Quarterly Quarter- Quarterly
                                             End     Average    End     Average
                                           -------- --------- -------- ---------
                                                   (dollars in millions)
Market value sensitivity(1)...............   $253     $201      $145     $124
Percent of risk-based capital.............    3.1%     2.5%      1.8%     1.5%
Net interest revenue at risk(2)...........   $ 10     $ 13      $ 21     $ 18
Percent of net interest revenue...........     .4%      .5%       .9%      .7%

--------
(1) Based on a 100 basis point adverse interest rate shock. At both March 31, 1999 and December 31, 1998, the Corporation's market value sensitivity was negatively biased to rising interest rates. The increase in market value sensitivity was primarily attributable to the Corporation's strategic growth in its available for sale securities portfolio.
(2) Based on the greater of a 100 basis point adverse interest rate shock or a 200 basis point adverse change in interest rates over the next twelve-month period. At March 31, 1999, the adverse position was based on a 100 basis point upward interest rate shock and at December 31, 1998, the adverse position was based on a 200 basis point decline in interest rates over the next twelve-month period.

  The Corporation's non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. Non-U.S. dollar denominated interest rate and foreign exchange rate risks are managed by the Corporation's overseas units, with oversight by the Boston-based Global Treasury group. ALCCO establishes overall limits for each country in which the Corporation has local market interest rate risk and foreign exchange rate risk. Limits are updated at least annually for current market conditions, considering business and economic conditions in the country at a particular point in time. The overseas units report as to compliance with these limits on a regular basis.

  The majority of the Corporation's non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from its operations in Latin America, primarily Argentina and Brazil. The Corporation's Argentine balance sheet and off-balance-sheet ALM positions primarily relate to its corporate lending and retail businesses. At March 31, 1999, the market value sensitivity and net interest revenue at risk of the Corporation's Argentine non-U.S. dollar denominated ALM positions were approximately $7 million and $1 million, respectively, and the limits were $18 million and $22 million, respectively. At December 31, 1998, the market value sensitivity and net interest revenue at risk of the Corporation's Argentine non-U.S. dollar denominated ALM positions were approximately $6 million and $5 million, respectively.

  The Corporation's Brazilian balance sheet and off-balance-sheet ALM positions, which are mostly short-term in nature, primarily relate to corporate lending, trade financing and treasury activities. The interest rate risk related to these ALM positions is managed using a VAR methodology, which is discussed above in the "Trading Activities" section. The VAR positions are calculated on a daily basis. The VAR exposure for the Corporation's Brazilian non-U.S. dollar denominated ALM positions was approximately $11 million and $7 million at March 31, 1999 and December 31, 1998, respectively. The total VAR limit was $17 million. The Corporation's Brazilian operation also utilizes other market risk management tools such as stress testing, scenario analyses, and concentration and notional limits to manage the interest rate exposure in its ALM portfolio.

  When deemed appropriate, the Corporation will take positions in certain currencies with the intention of taking advantage of movements in currency and interest rates. Whenever these positions are taken, they are subject to limits established by ALCCO and the MRC, as discussed above. Compliance with these limits is reviewed regularly by the Corporation's independent capital markets risk management function. The majority of the Corporation's foreign exchange risk is generated by its operations in Argentina and Brazil, and is managed within the overall currency positions.

  The average currency positions during the quarters ended March 31, 1999 and December 31, 1998 were as follows:

                                                            Quarterly Average
                                                          ----------------------
                                                          March 31, December 31,
                                                            1999        1998
                                                          --------- ------------
                                                              (in millions)
   Argentina(1)..........................................   $330        $350
   Brazil(2).............................................     38          95

--------
(1) Positions represent local currency assets funded by U.S. dollar denominated liabilities.
(2) Positions represent U.S. dollar assets funded by local currency liabilities.

  To date, the Corporation's currency positions have been liquid in nature and management has been able to close and re-open these positions as necessary.

  The level of U.S. dollar and non-U.S. dollar exposure maintained by the Corporation is a function of the market environment and may change from period to period based on interest rate and other economic expectations.

                       DERIVATIVE FINANCIAL INSTRUMENTS

  Derivatives provide the Corporation with significant flexibility in managing its interest rate risk and foreign exchange exposures, enabling it to manage risk efficiently and respond quickly to changing market conditions while minimizing the impact on balance sheet leverage. The Corporation routinely uses non-leveraged rate-related derivative instruments, primarily interest rate swaps, as part of its asset and liability management practices. The level and term of such contracts may be modified as necessary, in response to balance sheet changes and other management actions, while complying with ALCCO directives for market value sensitivity and net interest revenue at risk. Derivatives not used for asset and liability management are included in the derivative trading portfolio and principally relate to providing risk management products to the Corporation's customers.

  The following table is a summary of the Corporation's notional amounts and fair values of interest rate derivatives and foreign exchange contracts included in its trading and ALM portfolios.

                                                  March 31, 1999
                         -----------------------------------------------------------------
                           Trading Portfolio(1)               ALM Portfolio(1)
                         ------------------------- ---------------------------------------
                                        Fair                     Fair
                                   Value(2)(3)(4)             Value(2)(3)
                         Notional ---------------- Notional ---------------  Unrecognized
                          Amount  Asset  Liability  Amount  Asset Liability Gain (Loss)(5)
                         -------- ------ --------- -------- ----- --------- --------------
                                                   (in millions)
Interest rate contracts
  Futures and forwards.. $ 3,254  $    2           $   891                       $ (5)
  Interest rate swaps...  28,178     285  $  320    12,575  $258    $144           89
  Interest rate options
    Purchased(6)........  35,331     269             2,400    55                   55
    Written or sold(6)..  25,535             283     1,899            51          (39)
                         -------  ------  ------   -------  ----    ----         ----
                         $92,298  $  556  $  603   $17,765  $313    $195         $100
                         =======  ======  ======   =======  ====    ====         ====
Foreign exchange
 contracts
  Spot and forward
   contracts............ $84,652  $1,246  $1,271   $13,795  $ 17    $ 56         $(39)
  Options purchased.....   3,540      55
  Options written or
   sold.................   3,266              72
                         -------  ------  ------   -------  ----    ----         ----
                         $91,458  $1,301  $1,343   $13,795  $ 17    $ 56         $(39)
                         =======  ======  ======   =======  ====    ====         ====
                                                 December 31, 1998
                         -----------------------------------------------------------------
                           Trading Portfolio(1)               ALM Portfolio(1)
                         ------------------------- ---------------------------------------
                                        Fair                     Fair
                                   Value(2)(3)(4)             Value(2)(3)
                         Notional ---------------- Notional ---------------  Unrecognized
                          Amount  Asset  Liability  Amount  Asset Liability Gain (Loss)(5)
                         -------- ------ --------- -------- ----- --------- --------------
                                                   (in millions)
Interest rate contracts
  Futures and forwards.. $ 4,037  $    2           $   734                       $ (6)
  Interest rate swaps...  29,164     471  $  470     8,366  $219    $ 81          110
  Interest rate options
    Purchased(6)........  32,640     191             2,411    89                   89
    Written or sold(6)..  24,199             200     1,911            66          (66)
                         -------  ------  ------   -------  ----    ----         ----
                         $90,040  $  664  $  670   $13,422  $308    $147         $127
                         =======  ======  ======   =======  ====    ====         ====
Foreign exchange
 contracts
  Spot and forward
   contracts............ $48,206  $1,221  $1,274   $ 3,469  $ 35    $ 22         $ 13
  Options purchased.....   3,581      68                68
  Options written or
   sold.................   3,711              54
                         -------  ------  ------   -------  ----    ----         ----
                         $55,498  $1,289  $1,328   $ 3,537  $ 35    $ 22         $ 13
                         =======  ======  ======   =======  ====    ====         ====

--------
(1) Contracts under master netting agreements are shown on a net basis for both the trading and ALM portfolios.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. The fair value amounts of the trading portfolio are included in trading assets or funds borrowed, as applicable. The majority of derivatives that are part of the ALM portfolio are accounted for on the accrual basis, and are not carried at fair value. When certain contracts, such as futures, are subject to daily cash settlements, the fair value of these instruments is zero.
(3) The current credit exposure from interest rate derivatives and foreign exchange contracts at March 31, 1999 and December 31, 1998 is represented by the fair value of contracts reported in the "Asset" column.
(4) The average asset and liability fair value amounts for interest rate derivatives included in the trading portfolio for the quarters ended March 31, 1999 and December 31, 1998 were approximately $609 million and $637 million, respectively, and $635 million and $657 million, respectively. The average asset and liability fair value amounts for foreign exchange contracts included in the trading portfolio were both approximately $1.3 billion for the quarter ended March 31, 1999. The average asset and liability fair value amounts for foreign exchange contracts included in the trading portfolio were both approximately $1.1 billion for the quarter ended December 31, 1998.
(5) Unrecognized gain or loss represents the amount of gain or loss, based on fair value, which has not been recognized in the income statement as of the balance sheet date. This includes amounts related to contracts that have been terminated. Such amounts are recognized as an adjustment of yield over the period being managed. At March 31, 1999, there were $4 million of unrecognized gains related to terminated contracts that are being amortized to net interest revenue over a weighted average period of 49 months. At December 31, 1998, there were $4 million of unrecognized gains related to terminated contracts that were being amortized to net interest revenue over a weighted average period of 46 months.
(6) The ALM portfolio includes equity contracts entered into by the Corporation's Argentine operations. These contracts are linked to Argentine deposit products, where the holder receives payment based on changes in the prices of underlying Argentine securities. These contracts are scheduled to mature prior to the end of 1999.

  Net trading gains or losses from interest rate derivatives are recorded in trading profits and commissions. The Corporation's interest rate derivative trading activities primarily include providing risk management products to customers. Net trading gains from interest rate derivatives were $3 million and $6 million for the quarters ended March 31, 1999 and 1998, respectively. Derivatives are also used to manage risk in other trading portfolios, such as emerging markets securities. The results of these derivative activities are combined with the results of the respective trading portfolio to determine the overall performance of the trading business and, as such, are not included in the results of derivative trading activities.

  Net trading gains from foreign exchange activities, which include foreign exchange spot, forward and options contracts, for the quarters ended March 31, 1999 and 1998 were $45 million and $28 million, respectively, and are recorded in other income.

  The following table summarizes the remaining maturity and notional amount of interest rate derivatives as of March 31, 1999, and the notional amount of interest rate derivatives as of December 31, 1998, entered into for asset and liability management purposes.

                                      Remaining Maturity-Notional Amount
                          ----------------------------------------------------------
                                                              March 31, December 31,
                          Less than  1-3    3-5  Greater than   1999        1998
                           1 year   years  years   5 years      Total      Total
                          --------- ------ ----- ------------ --------- ------------
                                                (in millions)
Futures and
 forwards(1)............   $   891                             $   891    $   734
Interest rate swaps(2)..     7,679  $1,480 $678     $2,738      12,575      8,366
Interest rate options(3)
  Purchased.............     2,400                               2,400      2,411
  Written or sold.......     1,899                               1,899      1,911
                           -------  ------ ----     ------     -------    -------
                           $12,869  $1,480 $678     $2,738     $17,765    $13,422
                           =======  ====== ====     ======     =======    =======

--------
(1) At March 31, 1999 and December 31, 1998, represents contracts entered into by the Corporation's Brazilian operations in the local market which are linked to short-term interest bearing assets and liabilities.
(2) At March 31, 1999, includes $6.6 billion and $5.7 billion of interest rate swap contracts entered into by the Corporation's domestic and international operations, respectively. Of the domestic interest rate swaps, approximately $4 billion are linked to notes payable, $.6 billion to deposits and $1.2 billion to loans. Of the international interest rate swaps, approximately $5.7 billion were entered into by the Brazilian operations and are scheduled to mature in less than one year. The Brazilian interest rate swaps typically include the exchange of floating rate indices that are indigenous to the Brazilian market.
(3) At March 31, 1999 and December 31, 1998, includes equity contracts entered into by the Corporation's Argentine operations. These contracts are linked to Argentine deposit products, where the holder receives payment based on changes in the prices of underlying Argentine securities. These contracts are scheduled to mature prior to the end of 1999.

  The Corporation routinely reviews its asset and liability derivative positions to determine that such instruments continue to function as effective risk management tools. Additional information on the Corporation's derivative products, including accounting policies, is included on pages 51 and 52, and in Notes 1 and 22 to the Financial Statements, in the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K.

                       RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value should be recognized currently in earnings unless the derivative is designated as a hedge. When designated as a hedge, the fair value should be recognized currently in earnings or in other nonowner changes in equity, depending on whether such designation is as a fair value or as a cash flow hedge. With respect to fair value hedges, the fair value of the derivative, as well as changes in the fair value of the hedged item, are reported in the income statement. With cash flow hedges, changes in the derivative's fair value are reported in other nonowner changes in equity and reclassified to the income statement in periods in which earnings are affected by the hedged variable cash flows or forecasted transaction. SFAS No. 133 also requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

  SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and cannot be applied retroactively. The Corporation intends to adopt the SFAS No. 133 as of January 1, 2000; however, it has not yet quantified the financial statement impact of adoption, nor determined the method of adoption. The Corporation anticipates that adoption could increase volatility in earnings and other nonowner changes in equity, and could result in certain modifications to systems and hedging methodologies.

                             BANKBOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET

               (in millions, except share and per share amounts)


                                                          March 31, December 31,
                                                            1999        1998
                                                          --------- ------------
                         ASSETS
Cash and due from banks..................................  $ 2,992    $ 3,773
Interest bearing deposits in other banks.................    1,116      1,533
Federal funds sold and securities purchased under agree-
 ments to resell.........................................    3,655      2,463
Trading assets...........................................    4,213      3,802
Securities
  Available for sale.....................................   13,472     12,075
  Held to maturity (fair value of $414 in 1999 and $464
   in 1998)..............................................      410        459
Loans and lease financing
  United States operations...............................   29,241     29,171
  International operations...............................   13,534     13,635
                                                           -------    -------
    Total loans and lease financing (net of unearned in-
     come of $508 in 1999 and $526 in 1998)..............   42,775     42,806
Reserve for credit losses................................     (758)      (754)
Premises and equipment, net..............................    1,291      1,319
Due from customers on acceptances........................      327        338
Accrued interest receivable..............................      599        561
Other assets.............................................    5,616      5,138
                                                           -------    -------
TOTAL ASSETS.............................................  $75,708    $73,513
                                                           =======    =======


   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET

               (in millions, except share and per share amounts)
                                  (continued)

                                                         March 31, December 31,
                                                           1999        1998
                                                         --------- ------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Domestic offices
    Noninterest bearing.................................  $ 6,298    $ 6,554
    Interest bearing....................................   27,724     28,371
  Overseas offices
    Noninterest bearing.................................    1,534      1,144
    Interest bearing....................................   12,912     12,431
                                                          -------    -------
      Total deposits....................................   48,468     48,500
Funds borrowed
  Federal funds purchased...............................    1,250        628
  Term federal funds purchased..........................      917      1,468
  Securities sold under agreements to repurchase........    4,014      3,145
  Other funds borrowed..................................    7,697      6,775
Acceptances outstanding.................................      329        338
Accrued expenses and other liabilities..................    2,459      2,254
Notes payable...........................................    4,616      4,593
Guaranteed preferred beneficial interests in Corpora-
 tion's junior subordinated
 debentures.............................................      995        995
                                                          -------    -------
TOTAL LIABILITIES.......................................   70,745     68,696
                                                          -------    -------
Commitments and contingencies
Stockholders' equity
 Preferred stock without par value
  Authorized shares--10,000,000
  Issued and outstanding shares--none...................
 Common stock, par value $1.00
  Authorized shares--500,000,000
  Issued shares--307,005,814 in 1999 and 307,317,780 in
   1998
  Outstanding shares--296,626,441 in 1999 and
   294,971,900 in 1998..................................      307        307
 Surplus................................................    1,106      1,118
 Retained earnings......................................    3,982      3,895
 Accumulated other nonowner changes in equity
  Net unrealized loss on securities available for sale,
   net of tax...........................................      (23)       (19)
  Cumulative translation adjustments, net of tax........      (14)       (14)
 Treasury stock, at cost (10,379,373 shares in 1999 and
  12,345,880 shares in 1998)............................     (395)      (470)
                                                          -------    -------
TOTAL STOCKHOLDERS' EQUITY..............................    4,963      4,817
                                                          -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $75,708    $73,513
                                                          =======    =======

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                (dollars in millions, except per share amounts)

Quarters Ended March 31                                         1999     1998
                                                               -------  -------
Interest Income
  Loans and lease financing, including fees................... $ 1,034  $ 1,012
  Securities..................................................     205      178
  Trading assets..............................................      24       30
  Federal funds sold and securities purchased under agreements
   to resell..................................................      81       84
  Deposits in other banks.....................................      28       33
                                                               -------  -------
    Total interest income.....................................   1,372    1,337
                                                               -------  -------
Interest Expense
  Deposits of domestic offices................................     229      239
  Deposits of overseas offices................................     244      223
  Funds borrowed..............................................     180      207
  Notes payable...............................................      84       65
                                                               -------  -------
    Total interest expense....................................     737      734
                                                               -------  -------
Net interest revenue..........................................     635      603
  Provision for credit losses.................................      70      140
                                                               -------  -------
  Net interest revenue after provision for credit losses......     565      463
                                                               -------  -------
Noninterest Income
  Financial service fees and commissions......................     334      165
  Trust and investment management fees........................      79       79
  Trading profits and commissions.............................      39       34
  Securities gains/(losses), net..............................      (2)      25
  Other income................................................     145      286
                                                               -------  -------
    Total noninterest income..................................     595      589
                                                               -------  -------
Noninterest Expense
  Salaries....................................................     402      293
  Employee benefits...........................................      71       61
  Occupancy expense...........................................      64       54
  Equipment expense...........................................      45       40
  Other expense...............................................     224      213
                                                               -------  -------
    Total noninterest expense.................................     806      661
                                                               -------  -------
Income before income taxes....................................     354      391
Provision for income taxes....................................     131      153
                                                               -------  -------
NET INCOME.................................................... $   223  $   238
                                                               =======  =======
NET INCOME APPLICABLE TO COMMON STOCK......................... $   223  $   234
                                                               =======  =======
Per common share
Net income
  Basic....................................................... $   .75  $   .80
  Diluted..................................................... $   .75  $   .79
Dividends declared............................................ $   .32  $   .29
Average number of common shares (in thousands)
  Basic....................................................... 295,935  292,542
  Diluted..................................................... 298,477  296,840

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in millions)

Quarters Ended March 31                                          1999    1998
                                                                ------  ------
Balance, beginning of period................................... $4,817  $4,610
Net income.....................................................    223     238
Other nonowner changes in equity
  Change in unrealized gain (loss) on securities available for sale, net of tax and
   reclassification adjustment.................................     (4)      3
  Change in foreign currency translation adjustment, net of
   tax.........................................................             (2)
                                                                ------  ------
    Total nonowner changes in equity...........................    219     239
                                                                ------  ------
Common stock issued in connection with
  Exercise of stock options....................................      5      25
  Dividend reinvestment and common stock purchase plan.........      6       5
  Restricted stock grants, net of forfeitures..................     (2)      5
  Other, principally employee benefit plans....................     13      12
Cash dividends declared
  Preferred stock..............................................             (4)
  Common stock.................................................    (95)    (85)
                                                                ------  ------
Balance, end of period......................................... $4,963  $4,807
                                                                ======  ======



   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in millions)

                                                                 1999    1998
Quarters Ended March 31                                         ------  ------
Cash Flows From Operating Activities
Net income....................................................  $  223  $  238
Reconciliation of net income to net cash used for operating
 activities
 Provision for credit losses..................................      70     140
 Depreciation and amortization................................      56      44
 Provision for deferred taxes.................................      (4)    (28)
 Net gains on sales of securities available for sale and
  other assets................................................     (10)   (232)
 Change in trading assets.....................................    (431)   (150)
 Net change in interest receivable and payable................     (43)     44
 Other, net...................................................    (117)   (207)
                                                                ------  ------
   Net cash used for operating activities.....................    (256)   (151)
                                                                ------  ------
Cash Flows From Investing Activities
Net cash provided from interest bearing deposits in other
 banks........................................................     417     173
Net cash used for federal funds sold and securities purchased
 under agreements to resell...................................  (1,192)   (456)
Securities available for sale
 Sales........................................................   2,209   2,536
 Maturities...................................................     600     657
 Purchases....................................................  (4,136) (3,858)
Securities held to maturity
 Maturities...................................................      54       8
 Purchases....................................................      (5)     (8)
Net cash provided from (used for) lending and lease
 activities...................................................    (234)    111
Proceeds from sales of loan portfolios........................           1,207
Proceeds from sales of other real estate owned................       9       5
Expenditures for premises and equipment.......................     (86)   (100)
Proceeds from sales of businesses and premises and equipment..      75     352
Payment for purchase business combination, net of cash
 acquired.....................................................            (207)
Purchases of investment in bank-owned life insurance..........            (400)
Other, net....................................................     (13)    149
                                                                ------  ------
 Net cash provided from (used for) investing activities.......  (2,302)    169
                                                                ------  ------
Cash Flows From Financing Activities
Net cash used for deposits....................................     (32)   (815)
Net cash provided from funds borrowed.........................   1,913     772
Repayment/repurchase of notes payable.........................    (342)    (20)
Net proceeds from issuance of notes payable...................     365     548
Net proceeds from issuance of common stock....................      22      41
Dividends paid................................................     (95)    (89)
                                                                ------  ------
 Net cash provided from financing activities..................   1,831     437
Effect of foreign currency translation on cash................     (54)     (7)
                                                                ------  ------
NET CHANGE IN CASH AND DUE FROM BANKS.........................    (781)    448
Cash and Due from Banks at January 1..........................   3,773   4,006
                                                                ------  ------
Cash and Due from Banks at March 31...........................  $2,992  $4,454
                                                                ======  ======
Interest payments made........................................  $  742  $  688
Income tax payments made......................................  $   17  $   56

   The accompanying notes are an integral part of these financial statements.

                            BANKBOSTON CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1.The accompanying interim consolidated financial statements of BankBoston Corporation (the Corporation) are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Corporation's 1998 Annual Report on Form 10-K.

2.Merger Agreement

  In March 1999, the Corporation entered into an Agreement and Plan of Merger with Fleet Financial Group, Inc. (Fleet), a bank holding company based in Boston with assets of $106 billion at March 31, 1999, pursuant to which the Corporation will merge with Fleet. On the closing date of the merger, each share of common stock of the Corporation outstanding immediately prior to the merger will be converted into the right to receive 1.1844 shares of Fleet common stock. Outstanding options to purchase common stock of the Corporation will be converted into options to purchase common stock of Fleet on the same basis. The merger is expected to be accounted for as a pooling of interests. The Corporation expects to close the merger, which is subject to stockholder and regulatory approvals, in the latter half of 1999, and anticipates that in order to obtain regulatory approval of the transaction, the combined entity will be required to divest approximately $13 billion of deposits. The combined entity will record merger and restructuring charges of approximately $1 billion (on a pre-tax basis) in connection with the merger.

3.Securities

  A summary comparison of securities available for sale by type is as follows:

                                                                  December 31,
                                                March 31, 1999        1998
                                               ---------------- ----------------
                                                       Carrying         Carrying
                                                Cost    Value    Cost    Value
                                               ------- -------- ------- --------
                                                         (in millions)
U.S. Treasury................................. $   780 $   778  $   704 $   711
U.S. government agencies and corporations--
 mortgage-backed securities...................   7,900   7,874    7,065   7,095
States and political subdivisions.............      35      35       34      34
Foreign debt securities.......................   2,436   2,364    2,184   2,111
Other debt securities.........................   1,380   1,387    1,135   1,145
Marketable equity securities..................     321     375      346     339
Other equity securities.......................     659     659      640     640
                                               ------- -------  ------- -------
                                               $13,511 $13,472  $12,108 $12,075
                                               ======= =======  ======= =======

  Other equity securities include securities which are not traded on established exchanges and are carried at cost.

  A summary comparison of securities held to maturity by type is as follows:

                                                                  December 31,
                                                 March 31, 1999       1998
                                                 --------------- ---------------
                                                 Amortized Fair  Amortized Fair
                                                   Cost    Value   Cost    Value
                                                 --------- ----- --------- -----
                                                          (in millions)
U.S. Treasury...................................   $  8    $  8    $  7    $  7
U.S. government agencies and corporations--
 mortgage-backed securities.....................    389     393     439     444
Foreign debt securities.........................     13      13      13      13
                                                   ----    ----    ----    ----
                                                   $410    $414    $459    $464
                                                   ====    ====    ====    ====

                             BANKBOSTON CORPORATION

4.Loans and Lease Financing

  The following are the details of loan and lease financing balances:

                                                          March 31, December 31,
                                                            1999        1998
                                                          --------- ------------
                                                              (in millions)
United States operations
  Commercial, industrial and financial...................  $17,028    $16,294
  Commercial real estate
    Construction.........................................      228        215
    Other................................................    3,531      3,871
  Consumer-related
    Residential mortgages................................    1,840      2,035
    Home equity..........................................    2,325      2,294
    Credit card..........................................      379        404
    Other................................................    2,433      2,532
  Lease financing........................................    1,768      1,801
  Unearned income........................................     (291)      (275)
                                                           -------    -------
                                                            29,241     29,171
                                                           -------    -------
International operations
  Commercial and industrial..............................    9,288      9,295
  Banks and other financial institutions.................      523        597
  Governments and official institutions..................      138         95
  Consumer-related
    Residential mortgages................................    1,249      1,251
    Credit card..........................................      327        362
    Other................................................    1,162      1,192
  Lease financing........................................      705        725
  All other..............................................      359        369
  Unearned income........................................     (217)      (251)
                                                           -------    -------
                                                            13,534     13,635
                                                           -------    -------
                                                           $42,775    $42,806
                                                           =======    =======

                            BANKBOSTON CORPORATION

5.Reserve for Credit Losses

  An analysis of the reserve for credit losses is as follows:

                                                                     1999  1998
Quarters Ended March 31                                              ----  ----
                                                                        (in
                                                                     millions)
Balance, beginning of period........................................ $754  $712
Provision...........................................................   70   140
Reserves of entities acquired.......................................         14
Domestic credit losses
  Commercial, industrial and financial..............................  (22)  (16)
  Commercial real estate............................................         (1)
  Consumer-related
    Residential mortgages...........................................   (1)   (3)
    Credit card.....................................................   (5)  (21)
    Home equity.....................................................   (1)   (2)
    Other...........................................................  (17)  (23)
International credit losses.........................................  (37)  (90)
                                                                     ----  ----
      Total credit losses...........................................  (83) (156)
                                                                     ----  ----
Domestic recoveries
  Commercial, industrial and financial..............................    1     3
  Commercial real estate............................................    3     2
  Consumer-related
    Residential mortgages...........................................    1     1
    Credit card.....................................................    1     1
    Other...........................................................    4     4
International recoveries............................................    7     4
                                                                     ----  ----
      Total recoveries..............................................   17    15
                                                                     ----  ----
Net credit losses...................................................  (66) (141)
                                                                     ----  ----
Balance, end of period.............................................. $758  $725
                                                                     ====  ====

  At March 31, 1999, loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," totaled $171 million, of which loans totaling $5 million required no valuation reserve and loans totaling $166 million required a valuation reserve of $40 million. At December 31, 1998, impaired loans totaled $191 million, of which loans totaling $15 million required no valuation reserve and loans totaling $176 million required a valuation reserve of $40 million. For the quarters ended March 31, 1999 and 1998, average impaired loans were approximately $171 million and $172 million, respectively. Interest recognized on impaired loans during these periods was not significant.

                            BANKBOSTON CORPORATION

6.Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

  Since November 1996, the Corporation has formed five wholly-owned grantor trusts, BankBoston Capital Trust I, II, III, IV and V (collectively, the Trusts), for the exclusive purpose of issuing capital securities (Trust Securities) and investing the proceeds from the sale of such securities in junior subordinated debentures issued by the Corporation. The aggregate amount of such debentures outstanding totaled $995 million at both March 31, 1999 and December 31, 1998.

  There have been no issuances of Trust Securities by BankBoston Capital Trust
V. A summary of the Trust Securities issued and outstanding, net of discount, is as follows:

                          BankBoston     BankBoston
                         Capital Trust  Capital Trust     BankBoston        BankBoston
                               I             II        Capital Trust III Capital Trust IV
                         -------------  -------------  ----------------- ----------------
Amount outstanding (in
 millions)..............          $250           $250            $248             $247
Original issue date.....      11/26/96       12/10/96          6/4/97           6/8/98
Rate....................          8.25%          7.75%    Libor + .75%     Libor + .60%
Earliest prepayment
 option date............      12/15/06       12/15/06         6/15/07           6/8/03
Stated maturity.........      12/15/26       12/15/26         6/15/27           6/8/28
Distribution payment
 frequency.............. semi-annually  semi-annually       quarterly        quarterly
Liquidation preference
 per Trust Security.....        $1,000         $1,000          $1,000           $1,000

  All of the Trust Securities may be prepaid at the option of the Trusts, in whole or in part, on or after the prepayment option dates listed above. At March 31, 1999, the interest rates on the Capital Trust III and IV floating rate Trust Securities were 5.75% and 5.63%, respectively. The Corporation's guarantees of the Trust Securities, together with the other obligations of the Corporation with respect to the Trust Securities, constitute a full and unconditional guarantee by the Corporation of all of the Trusts' obligations under the Trust Securities.

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

7.Business Segment Information

  Effective December 31, 1998, the Corporation adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This new standard requires disclosure of financial and descriptive information about an entity's reportable operating segments. In accordance with the new standard, the Corporation has presented financial and descriptive information for four principal operating segments--the Wholesale Bank, the Regional Bank, Argentina and Brazil. For information about these segments, as well as other segments not individually reportable, see Management's Discussion and Analysis under the section entitled "Line of Business Information."

                            BANKBOSTON CORPORATION

8.Earnings per Share

  A summary of the Corporation's calculation of earnings per share follows. Share and per share information for 1998 has been adjusted to reflect the Corporation's two-for-one stock split effected in June 1998.

                                                              1999      1998
Quarters Ended March 31                                     --------- --------
(in millions)
Net income................................................. $     223 $    238
Less preferred dividends...................................                  4
                                                            --------- --------
Net income applicable to common stock...................... $     223 $    234
                                                            ========= ========
(in thousands)
Weighted average number of common shares outstanding used
 in calculation of basic earnings per share................   295,935  292,542
Incremental shares from the assumed exercise of dilutive
 stock options as of the beginning of the period...........     2,542    4,298
                                                            --------- --------
Weighted average number of common shares outstanding used
 in calculation of diluted earnings per share..............   298,477  296,840
                                                            ========= ========
  Basic earnings per common share.......................... $     .75 $    .80
                                                            ========= ========
  Diluted earnings per common share........................ $     .75 $    .79
                                                            ========= ========

9.Contingencies

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

10.Nonowner Changes in Equity

  The Corporation reports nonowner changes in equity in accordance with SFAS No. 130, "Reporting Comprehensive Income." Nonowner changes in equity consist of net income and other nonowner changes, composed of unrealized gains and losses on securities available for sale and foreign currency translation adjustments. The Corporation has reported nonowner changes in equity for the quarters ended March 31, 1999 and 1998 in the accompanying consolidated statement of changes in stockholders' equity on a net-of-tax basis. The changes in unrealized gain (loss) on securities available for sale have also been presented net of reclassification adjustments related to net securities gains (losses) that were realized from sales and writedowns of such securities during the respective periods. These gains (losses), on an after-tax basis, amounted to $(1) million and $15 million for the quarters ended March 31, 1999 and 1998, respectively. Tax provisions (benefits) related to other nonowner changes in equity for the quarters ended March 31, 1999 and 1998 were as follows: change in unrealized gain (loss) on securities available for sale, $(3) million and $12 million, respectively; reclassification adjustment, $(1) million and $10 million, respectively; and change in foreign currency translation, zero and $(1) million, respectively.

Consolidated Balance Sheet Averages by Quarter

Last Nine Quarters

                                       1997                            1998                1999
                          ------------------------------- ------------------------------- -------
                             1       2       3       4       1       2       3       4       1
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
                                                       (in millions)
         ASSETS
Interest bearing
 deposits in other
 banks..................  $ 1,961 $ 1,748 $ 1,737 $ 1,683 $ 1,579 $ 1,077 $   962 $ 1,238 $ 1,100
Federal funds sold and
 securities purchased
 under agreements to
 resell.................    2,189   1,896   2,018   2,322   2,524   3,252   3,483   3,470   5,523
Trading assets..........    1,498   1,590   1,924   1,769   2,072   2,248   1,663   1,594   1,874
Securities..............    9,261   9,488   9,661  10,538  10,606  11,188  11,692  12,171  13,247
Loans and lease
 financing..............   41,732  42,112  42,429  43,242  43,706  44,196  45,069  45,731  42,536
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 Total earning assets...   56,641  56,834  57,769  59,554  60,487  61,961  62,869  64,204  64,280
Other assets............    6,583   7,112   7,935   8,538   9,223   9,275   9,632  11,127  11,830
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 TOTAL ASSETS...........  $63,224 $63,946 $65,704 $68,092 $69,710 $71,236 $72,501 $75,331 $76,110
                          ======= ======= ======= ======= ======= ======= ======= ======= =======
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
Deposits
Domestic offices
 Noninterest bearing....  $ 6,951 $ 7,229 $ 7,182 $ 7,535 $ 7,482 $ 7,031 $ 6,186 $ 5,763 $ 5,688
 Interest bearing.......   24,622  24,657  24,713  24,825  25,594  25,786  26,147  28,618  28,750
Overseas offices
 Noninterest bearing....      599     626     709     883   1,134   1,178   1,019   1,091   1,350
 Interest bearing.......    9,727   9,734  10,385  11,009  11,564  11,409  11,187  11,917  11,628
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 Total deposits.........   41,899  42,246  42,989  44,252  45,774  45,404  44,539  47,389  47,416
Federal funds purchased
 and
 repurchase agreements..    5,923   5,776   6,047   6,318   5,337   5,358   6,825   7,267   8,448
Other funds borrowed....    4,943   5,690   6,320   6,412   6,972   7,696   7,598   6,012   4,928
Notes payable(1)........    3,316   3,351   3,336   3,524   3,749   4,392   5,149   5,477   5,526
Other liabilities.......    2,191   2,216   2,464   3,106   3,148   3,508   3,618   4,417   4,915
Stockholders' equity....    4,952   4,667   4,548   4,480   4,730   4,878   4,772   4,769   4,877
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY..  $63,224 $63,946 $65,704 $68,092 $69,710 $71,236 $72,501 $75,331 $76,110
                          ======= ======= ======= ======= ======= ======= ======= ======= =======

--------
(1)Amounts include guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.

Consolidated Statement of Income by Quarter--Taxable Equivalent Basis

Last Nine Quarters

                                     1997                         1998                 1999
                          ---------------------------  -----------------------------  ------
                            1      2      3      4       1      2       3       4       1
                          ------ ------ ------ ------  ------ ------  ------  ------  ------
                                     (in millions, except per share amounts)
Net Interest Revenue....  $620.0 $615.9 $571.1 $621.5  $603.3 $639.5  $624.9  $658.9  $634.8
Taxable equivalent
 adjustment.............     5.0    4.5    5.4    9.6     3.7    5.4     4.7     9.3     4.3
                          ------ ------ ------ ------  ------ ------  ------  ------  ------
 Total net interest
  revenue...............   625.0  620.4  576.5  631.1   607.0  644.9   629.6   668.2   639.1
Provision for credit
 losses.................    60.0   60.0   40.0   40.0   140.0   60.0    60.0   120.0    70.0
                          ------ ------ ------ ------  ------ ------  ------  ------  ------
 Net interest revenue
  after provision for
  credit losses.........   565.0  560.4  536.5  591.1   467.0  584.9   569.6   548.2   569.1
                          ------ ------ ------ ------  ------ ------  ------  ------  ------
Noninterest Income
Financial service fees
 and commissions........   139.2  157.6  170.4  195.7   165.1  194.6   222.8   294.5   333.5
Trust and investment
 management fees........    66.0   69.4   72.8   74.8    79.3   82.1    82.3    82.4    79.1
Trading profits and
 commissions............    19.3   27.9   19.9   (8.6)   34.0   (3.7)  (52.1)   19.0    39.0
Securities
 gains/(losses), net....     8.8   31.9   11.3   27.4    24.8   11.4    16.6   (12.2)   (2.0)
Other income............    96.4   90.0  173.8  119.1   285.8  173.0   115.5   216.8   145.1
                          ------ ------ ------ ------  ------ ------  ------  ------  ------
 Total noninterest
  income................   329.7  376.8  448.2  408.4   589.0  457.4   385.1   600.5   594.7
                          ------ ------ ------ ------  ------ ------  ------  ------  ------
Noninterest Expense
Salaries................   257.7  260.2  263.8  283.0   292.7  305.1   384.4   390.9   401.9
Employee benefits.......    52.7   51.3   54.0   56.3    60.9   63.3    64.1    68.2    71.5
Occupancy expense.......    50.8   52.1   49.6   51.3    54.4   55.8    58.3    62.9    64.0
Equipment expense.......    35.6   35.8   36.1   38.4    40.1   39.6    40.8    45.9    44.6
Other expense...........   147.4  178.5  197.8  171.5   212.9  183.6   238.0   248.0   223.5
                          ------ ------ ------ ------  ------ ------  ------  ------  ------
 Total noninterest
  expense...............   544.2  577.9  601.3  600.5   661.0  647.4   785.6   815.9   805.5
                          ------ ------ ------ ------  ------ ------  ------  ------  ------
Income before income
 taxes..................   350.5  359.3  383.4  399.0   395.0  394.9   169.1   332.8   358.3
Provision for income
 taxes..................   138.7  142.8  152.3  154.7   153.0  147.6    59.4   116.6   131.0
Taxable equivalent
 adjustment.............     5.0    4.5    5.4    9.6     3.7    5.4     4.7     9.3     4.3
                          ------ ------ ------ ------  ------ ------  ------  ------  ------
 Taxable equivalent
  provision.............   143.7  147.3  157.7  164.3   156.7  153.0    64.1   125.9   135.3
                          ------ ------ ------ ------  ------ ------  ------  ------  ------
NET INCOME..............  $206.8 $212.0 $225.7 $234.7  $238.3 $241.9  $105.0  $206.9  $223.0
                          ====== ====== ====== ======  ====== ======  ======  ======  ======
Per Common Share(1)
Net Income
 Basic..................  $  .64 $  .68 $  .75 $  .79  $  .80 $  .81  $  .35  $  .70  $  .75
 Diluted................     .63    .68    .73    .78     .79    .80     .35     .70     .75
Cash dividends
 declared...............     .22    .26    .26    .26     .29    .29     .29     .29     .32

--------
(1)All per share information has been adjusted to reflect the Corporation's two-for-one stock split effected in June 1998.

         AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis

                                     1999                        1998
Quarters Ended March 31              ----                        ----
                          Average             Average Average             Average
                          Volume  Interest(1)  Rate   Volume  Interest(1)  Rate
                          ------- ----------- ------- ------- ----------- -------
         ASSETS                            (dollars in millions)
Interest Bearing
 Deposits with Other
 Banks
  U.S...................  $   198    $   3      5.55% $   118    $   2      5.76%
  International.........      902       24     11.09    1,461       31      8.85
                          -------    -----            -------    -----
    Total...............    1,100       27     10.09    1,579       33      8.62
                          -------    -----     -----  -------    -----     -----
Federal Funds Sold and
 Resale Agreements
  U.S...................    4,419       49      4.54      626        9      5.90
  International.........    1,104       32     11.58    1,898       75     16.06
                          -------    -----            -------    -----
    Total...............    5,523       81      5.95    2,524       84     13.54
                          -------    -----     -----  -------    -----     -----
Trading Assets
  U.S...................    1,277       13      4.16    1,148       16      5.64
  International.........      597       11      7.51      924       14      6.31
                          -------    -----            -------    -----
    Total...............    1,874       24      5.23    2,072       30      5.94
                          -------    -----     -----  -------    -----     -----
Securities
  U.S.
   Available for
    sale(2).............   10,379      154      6.01    8,378      133      6.56
   Held to maturity.....      437        7      6.04      636       10      6.27
  International
   Available for
    sale(2).............    2,431       47      7.73    1,592       38      9.54
                          -------    -----            -------    -----
    Total...............   13,247      208      6.33   10,606      181      6.92
                          -------    -----     -----  -------    -----     -----
Loans and Lease
 Financing (Net of
 Unearned Income)
  U.S...................   29,118      590      8.21   30,387      641      8.55
  International.........   13,418      446     13.49   13,319      372     11.31
                          -------    -----            -------    -----
    Total(3)............   42,536    1,036      9.88   43,706    1,013      9.39
                          -------    -----     -----  -------    -----     -----
   Total earning
    assets..............   64,280    1,376      8.68   60,487    1,341      8.99
                                     -----     -----             -----     -----
   Nonearning assets....   11,830                       9,223
                          -------                     -------
    Total Assets........  $76,110                     $69,710
                          =======                     =======
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
Deposits
  U.S.
   Savings deposits.....  $17,479    $  98      2.28% $14,730    $  98      2.69%
   Time deposits........   11,271      143      5.14   10,864      150      5.61
  International.........   11,628      232      8.10   11,564      214      7.51
                          -------    -----            -------    -----
    Total...............   40,378      473      4.75   37,158      462      5.04
                          -------    -----     -----  -------    -----     -----
Federal Funds Purchased
 and Repurchase
 Agreements
  U.S...................    8,227       89      4.38    5,204       74      5.81
  International.........      221        3      5.44      133        3      7.90
                          -------    -----            -------    -----
    Total...............    8,448       92      4.40    5,337       77      5.86
                          -------    -----     -----  -------    -----     -----
Other Funds Borrowed
  U.S...................    3,768       46      4.97    5,395       81      6.08
  International.........    1,160       42     14.71    1,577       49     12.58
                          -------    -----            -------    -----
    Total...............    4,928       88      7.26    6,972      130      7.55
                          -------    -----     -----  -------    -----     -----
Notes Payable
  U.S.(4)...............    5,224       78      6.07    3,425       58      6.90
  International.........      302        6      7.38      324        7      8.62
                          -------    -----            -------    -----
    Total...............    5,526       84      6.14    3,749       65      7.05
                          -------    -----     -----  -------    -----     -----
  Total interest bearing
   liabilities..........   59,280      737      5.04   53,216      734      5.59
                                     -----     -----             -----     -----
  Demand deposits--
   U.S..................    5,688                       7,482
  Demand deposits--
   International........    1,350                       1,134
  Other noninterest
   bearing liabilities..    4,915                       3,148
  Stockholders' equity..    4,877                       4,730
                          -------                     -------
    Total Liabilities
     and Stockholders'
     Equity.............  $76,110                     $69,710
                          =======                     =======
NET INTEREST REVENUE AS
 A PERCENTAGE OF AVERAGE
 INTEREST EARNING ASSETS
  U.S...................  $45,828    $ 401      3.55% $41,293    $ 421      4.14%
  International.........   18,452      238      5.23%  19,194      186      3.92%
                          -------    -----            -------    -----
    Total...............  $64,280    $ 639      4.03% $60,487    $ 607      4.07%
                          =======    =====            =======    =====

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

              First Quarter 1999 Compared With First Quarter 1998

                                               Increase (Decrease)
                                                Due to Change in
                                               ---------------------
                                                 Volume      Rate     Net Change
                                               ----------  ---------  ----------
                                                       (in millions)
Interest income
  Loans and lease financing
    U.S.......................................  $     (26) $     (25)    $(51)
    International.............................          3         71       74
                                                                         ----
                                                                           23
                                                                         ----
  Other earning assets
    U.S.......................................         79        (23)      56
    International.............................        (19)       (25)     (44)
                                                                         ----
                                                                           12
                                                                         ----
Total interest income.........................         81        (46)      35
Total interest expense........................         44        (41)       3
                                                                         ----
Net interest revenue..........................         38         (6)    $ 32
                                                                         ====

                           PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders of the Corporation was held on April 22, 1999.

(b) The following matters were submitted to a vote of the Stockholders of the
    Corporation:

   (1)Election of
        Directors

        Nominee           Total Votes For Total Votes Withheld
      Wayne A. Budd         251,796,406        4,468,305
      Alice F. Emerson      250,994,429        5,270,282
      Charles K. Gifford    250,608,444        5,656,267
      Glenn P. Strehle      251,841,572        4,423,139
      Daniel P. Burnham     250,461,580        5,803,131

   (2)Selection of
    Independent
    Auditors
      Total Votes
       For         254,771,582
      Total Votes
       Against         689,590
      Total
       Abstentions     803,539
   (3)Stockholder
    Proposal A
    regarding
    Annual Meeting
    Date
      Total Votes
       For           4,138,104
      Total Votes
       Against     212,370,882
      Total
       Abstentions   3,854,823
      Total Broker
       Nonvotes     35,900,902
   (4)Stockholder
    Proposal B
    regarding
    Political
    Activities
      Total Votes
       For          12,385,288
      Total Votes
       Against     195,606,675
      Total
       Abstentions  12,371,846
      Total Broker
       Nonvotes     35,900,902
   (5)Stockholder
    Proposal C
    regarding
    Executive
    Compensation
      Total Votes
       For          10,524,265
      Total Votes
       Against     204,819,353
      Total
       Abstentions   5,018,189
      Total Broker
       Nonvotes     35,902,904

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

 (b) Current Reports on Form 8-K.

  During the first quarter of 1999, the Corporation filed three Current Reports on Form 8-K, dated January 21, 1999, February 3, 1999 and March 14, 1999, each of which contained information pursuant to Items 5 and 7 of Form 8-
K. The Corporation has also filed two Current Reports on Form 8-K, dated April 2, 1999 and April 15, 1999, each of which contained information pursuant to Items 5 and 7 of Form 8-K.

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

                                          BANKBOSTON CORPORATION

                                                   /s/ Charles K. Gifford
                                          _____________________________________
                                                     Charles K. Gifford
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                                  /s/ Susannah M. Swihart
                                          _____________________________________
                                                    Susannah M. Swihart
                                               Vice Chairman, Chief Financial
                                                          Officer
                                                       and Treasurer

Date: May 11, 1999