Form 10-K/A
period 1998-12-31
BANKBOSTON CORP
filed 1999-06-22
CIK 36672

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A

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

Documents Incorporated by Reference:
-----------------------------------
1. Pertinent extracts from Registrant's 1998 Annual Report to Stockholders (Parts I, II and IV).
2. Pertinent extracts from Registrant's Proxy Statement in connection with the Registrant's 1999 Annual Meeting of Stockholders (Part III).

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

(a)(3)    Exhibits

   ++3(a) - Restated Articles of Organization of the Corporation, effective as of November 18, 1998.

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

    10(a) - BankBoston Corporation 1982 Stock Option Plan, as amended through
            October 23, 1997, incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522).*

-----------------------------------------------
++ Indicates that the exhibit was previously filed with the Form 10-K and is not being filed with this Form 10-K/A.
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to the 10-K Report pursuant to Item 14(c) of Form 10-K.

    10(b) - BankBoston Corporation 1986 Stock Option Plan, as amended through
            October 23, 1997, incorporated herein by reference to Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522).*

    10(c) - BankBoston Corporation 1991 Long-Term Stock Incentive Plan, as amended through October 23, 1997, incorporated herein by reference to Exhibit 10(c) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522).*

  ++10(d) - BankBoston Corporation 1996 Long-Term Incentive Plan, as amended through June 25, 1998.*

  ++10(e) - BankBoston Corporation and its Subsidiaries Performance
            Recognition Opportunity Plan, as amended effective June 9, 1998.*

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

    10(h) - Description of the Corporation's Supplemental Life Insurance Plan, incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 1-6522).*

    10(i) - BankBoston, N.A. Excess Benefit Supplemental Employee Retirement
            Plan, as amended, effective June 23, 1994, incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522).*

  ++10(j) - BankBoston Corporation Relocation Policy, as amended effective
            January 1, 1999.*

-----------------------------------------------
++ Indicates that the exhibit was previously filed with the Form 10-K and is not being filed with this Form 10-K/A.
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to the 10-K Report pursuant to Item 14(c) of Form 10-K.

    10(k) - Description of the Corporation's Supplemental Long-Term Disability
            Plan, effective as of February 10, 1994, incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-6522).*

  ++10(l) - BankBoston Corporation's Director Stock Award Plan, as amended effective July 1, 1998.*

  ++10(m) - Form of Severance Agreement for members of the Office of the Chief Executive Officer and certain other officers.*

  ++10(n) - Form of Severance Agreement for other officers.*

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

-----------------------------------------------
++ Indicates that the exhibit was previously filed with the Form 10-K and is not being filed with this Form 10-K/A.
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to the 10-K Report pursuant to Item 14(c) of Form 10-K.

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

-----------------------------------------------
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to the 10-K Report pursuant to Item 14(c) of Form 10-K.

  ++12(a) - Computation of the Corporation's Consolidated Ratio of Earnings to Fixed Charges (excluding interest on deposits).

  ++12(b) - Computation of the Corporation's Consolidated Ratio of Earnings to Fixed Charges (including interest on deposits).

  ++13(a) - Pages 21 through 58 and 60 through 89 of the Corporation's 1998
            Annual Report to Stockholders.

    13(b) - Corrected Page 60 of the Corporation's 1998 Annual Report to
            Stockholders.

  ++21    - List of subsidiaries of BankBoston Corporation.

  ++23    - Consent of Independent Accountants.

  ++24    - Power of attorney of certain officers and directors.

  ++27    - Financial Data Schedule

    99    - Notice of Annual Meeting and Proxy Statement for the Annual Meeting
            of the Corporation's Stockholders held April 22, 1999, incorporated herein by reference to the Corporation's filing under Regulation 14A of the Exchange Act (File No. 1-6522).

      (b) - During the fourth quarter of 1998, the Corporation filed two Current Reports on Form 8-K. The current reports, dated October 15, 1998 and December 17, 1998, each contained information pursuant to items 5 and 7 of Form 8-K. The Corporation also filed two Current Reports on Form 8-K, dated January 21, 1999 and February 3, 1999, each of which contained information pursuant to items 5 and 7 of Form 8-K.

-----------------------------------------------
++ Indicates that the exhibit was previously filed with the Form 10-K and is not being filed with this Form 10-K/A.
* Indicates that document is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit to the 10-K Report pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, and the Commonwealth of Massachusetts, on the 22nd day of June, 1999.

                                BANKBOSTON CORPORATION


                                   By: /s/ Robert T. Jefferson
                                       --------------------------
                                       (Robert T. Jefferson)
                                       (Comptroller)
                                       (Chief Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 1998 has been signed by the following persons in the capacities and on the dates listed below.

Signature                              Title                     Date
------------------------------------   ---------------------     --------------
/s/ CHARLES K. GIFFORD*                Chairman and Chief        June 22, 1999
-----------------------                Executive Officer and
(Charles K. Gifford)                   Director (Chief
                                       Executive Officer)

/s/ HENRIQUE DE CAMPOS MEIRELLES*      President and Chief       June 22, 1999
---------------------------------      Operating Officer and
(Henrique de Campos Meirelles)         Director

/s/ SUSANNAH M. SWIHART*               Vice Chairman, Chief      June 22, 1999
---------------------------------      Financial Officer and
(Susannah M. Swihart)                  Treasurer (Chief
                                       Financial Officer)

/s/ ROBERT T. JEFFERSON                Comptroller               June 22, 1999
---------------------------------      (Chief Accounting
(Robert T. Jefferson)                  Officer)

Signature                              Title                     Date
------------------------------------   ---------------------     --------------
/s/ WAYNE A. BUDD*                     Director                  June 22, 1999
---------------------------------
(Wayne A. Budd)

                                       Director                  June   , 1999
---------------------------------
(Daniel P. Burnham)

/S/ WILLIAM F. CONNELL*                Director                  June 22, 1999
---------------------------------
(William F. Connell)

/S/ GARY L. COUNTRYMAN*                Director                  June 22, 1999
---------------------------------
(Gary L. Countryman)


/S/ ALICE F. EMERSON*                  Director                  June 22, 1999
---------------------------------
(Alice F. Emerson)

/S/ THOMAS J. MAY*                     Director                  June 22, 1999
---------------------------------
(Thomas J. May)

/S/ DONALD F. MCHENRY*                 Director                  June 22, 1999
---------------------------------
(Donald F. McHenry)

/S/ THOMAS R. PIPER*                   Director                  June 22, 1999
---------------------------------
(Thomas R. Piper)

/S/ FRANCENE S. RODGERS*               Director                  June 22, 1999
---------------------------------
(Francene S. Rodgers)


/S/ JOHN W. ROWE*                      Director                  June 22, 1999
---------------------------------
(John W. Rowe)


/S/ GLENN P. STREHLE*                  Director                  June 22, 1999
---------------------------------
(Glenn P. Strehle)

/S/ WILLIAM C. VAN FAASEN*             Director                  June 22, 1999
---------------------------------
(William C. Van Faasen)

/S/ THOMAS B. WHEELER*                 Director                  June 22, 1999
---------------------------------
(Thomas B. Wheeler)

/S/ ALFRED M. ZEIEN*                   Director                  June 22, 1999
---------------------------------
(Alfred M. Zeien)

*By:  /s/ ROBERT T. JEFFERSON
      ------------------------
      Attorney-in-fact