Form 10-Q
period 1999-06-30
BANKBOSTON CORP
filed 1999-08-12
CIK 36672

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 1999

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 30, 1999:

  Common Stock, $1.00 par value                                     297,260,752

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BANKBOSTON CORPORATION

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
CONSOLIDATED SELECTED FINANCIAL DATA......................................   3
PART I  FINANCIAL INFORMATION
     Management's Discussion and Analysis of Financial Condition and
      Results of Operations...............................................   4
     Financial Statements
     BankBoston Corporation
      Consolidated Balance Sheet..........................................  35
      Consolidated Statement of Income....................................  37
      Consolidated Statement of Changes in Stockholders' Equity...........  38
      Consolidated Statement of Cash Flows................................  39
     Notes to Financial Statements........................................  40
PART II  OTHER INFORMATION
Item 4.Submission of Matters to a Vote of Security Holders................  50
Item 6.Exhibits and Reports on Form 8-K...................................  50
Signatures................................................................  51
LIST OF TABLES
  Consolidated Average Balance Sheet--Nine Quarters.......................  45
  Consolidated Statement of Income--Nine Quarters.........................  46
  Average Balances and Interest Rates--Quarter............................  47
  Average Balances and Interest Rates--Six Months.........................  48
  Change in Net Interest Revenue--Volume and Rate Analysis................  49

                             BANKBOSTON CORPORATION

                      CONSOLIDATED SELECTED FINANCIAL DATA

                (dollars in millions, except per share amounts)

                                                        1999        1998
Quarters Ended June 30                                 -------     -------
Income Statement Data
Net interest revenue.................................. $   678     $   640
Provision for credit losses...........................      95          60
Noninterest income....................................     712         457
Noninterest expense...................................     899         647
Net income............................................     250         242
Per common share
  Basic...............................................     .84         .81
  Diluted.............................................     .83         .80
Market value per common share
  High................................................     51 7/8       58
  Low.................................................     43 1/16     51 15/16
Return on average common equity.......................   19.92%      20.70%
Return on average total assets........................    1.25        1.36

Six Months Ended June 30
Income Statement Data
Net interest revenue.................................. $ 1,313     $ 1,243
Provision for credit losses...........................     165         200
Noninterest income....................................   1,307       1,046
Noninterest expense...................................   1,705       1,308
Net income............................................     473         480
Per common share
  Basic...............................................    1.60        1.61
  Diluted.............................................    1.58        1.58
Market value per common share
  High................................................     51 7/8       58
  Low.................................................     34 1/2      43 15/16
Return on average common equity.......................   19.25%      21.01%
Return on average total assets........................    1.22        1.37

At June 30
Balance Sheet Data
Loans and lease financing............................. $41,789     $43,254
Total assets..........................................  77,564      70,499
Deposits..............................................  49,036      45,196
Total stockholders' equity............................   5,074       4,980
Book value per common share...........................   17.08       15.99
Regulatory capital ratios
 Risk-based capital ratios
  Tier 1..............................................     7.4%        8.4%
  Total...............................................    11.7        13.0
 Leverage ratio.......................................     6.8         7.8

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

  This discussion and analysis updates, and should be read in conjunction with, Management's Discussion and Analysis included in both the previously filed BankBoston Corporation (the Corporation) Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K.

  On March 14, 1999, the Corporation and Fleet Financial Group, Inc. (Fleet) entered into an Agreement and Plan of Merger pursuant to which the Corporation will merge with Fleet. Under the terms of this agreement, on the closing date of the merger, each outstanding share of the Corporation's common stock will be converted into 1.1844 shares of common stock of the combined company. The merger is intended to constitute a tax-free reorganization for federal income tax purposes and to be accounted for as a pooling of interests. At June 30, 1999, Fleet had total assets of $107 billion and total stockholder's equity of $9.7 billion. The transaction, which was approved by stockholders of both companies at special meetings held on August 11, 1999 but remains subject to regulatory approval, is expected to be completed late in the third quarter or early in the fourth quarter of 1999. As a prerequisite to obtaining regulatory approval, it is expected that the combined organization will be required to divest approximately $13 billion of deposits. Additional information with respect to this merger can be found in Note 2 to the Financial Statements.

Second Quarter 1999 Financial Highlights

  . The Corporation's net income for the quarter ended June 30, 1999 was $250 million, compared with $242 million for the same period in 1998. Net income per common share was $.84 and diluted net income per common share was $.83 for the second quarter of 1999, compared with $.81 and $.80, respectively, for the second quarter of 1998.

  . Net income for the first six months of 1999 was $473 million, compared with $480 million for the same period in 1998. Net income per common share was $1.60 and diluted net income per common share was $1.58 for the first six months of 1999, compared with $1.61 and $1.58, respectively, for the same period of 1998.

  . Noninterest income in the second quarter of 1999 increased $255 million, or 56 percent, compared with the same period in 1998, while noninterest income in the first six months of 1999 increased $261 million, or 25 percent, compared with the same six-month period in 1998. Financial service fees and commissions increased $261 million in the quarterly comparison and $429 million in the six-month comparison. These increases were mainly due to expansion activities, primarily the acquisition of Robertson Stephens, an investment bank with equity underwriting and research capabilities, acquired in the third quarter of 1998, and, to a lesser extent, acquisitions and branch expansion programs in Latin America. Other events impacting noninterest income comparisons were the Corporation's $50 million gain in connection with the sale of its minority interest in Partners First (a credit card company) and valuation writedowns of $25 million relating to the transfer of commercial loans into an accelerated disposition portfolio, both recorded in the second quarter of 1999, and a $165 million gain from the Corporation's sale of its 26 percent interest in HomeSide, Inc. (HomeSide), an independent mortgage banking company, in the first quarter of 1998.

  . In the second quarter of 1999, net interest revenue on a taxable equivalent basis increased $39 million, or 6 percent, from the same period in 1998. Net interest margin for the second quarter of 1999 was
     4.03 percent, compared with 4.17 percent for the same period in 1998.

  . For the quarter ended June 30, 1999, the Corporation's Argentine and Brazilian operations reported increases in net income of 88 percent and 48 percent, respectively, from the second quarter of 1998. For the six-month period ended June 30, 1999, the Corporation's Argentine and Brazilian operations reported increases in net income of 63 percent and 43 percent, respectively, from the first six months of 1998. Both operations benefited from wider spreads and other revenue opportunities arising from market volatility, as well as from higher fee income. In addition, Argentina benefited from a higher level of average earning assets.

  . Noninterest expense in the second quarter of 1999 increased $252 million, or 39 percent, compared with the same period in 1998, while noninterest expense in the first six months of 1999 increased $397 million, or 30 percent, compared with the same six-month period in 1998. These increases primarily reflect the third quarter 1998 acquisition of Robertson Stephens, the 1998 expansion programs in Argentina and Brazil, as well as higher levels of incentive compensation associated with the growth in revenue.

  . The provision for credit losses was $95 million in the second quarter of 1999, compared with $60 million in the second quarter of 1998. Net credit losses in the second quarter of 1999 were $61 million, compared with $51 million for the second quarter of 1998. The increased quarterly net credit losses in 1999 reflected higher charge-offs of $50 million, which included charges related to the transfer of certain domestic commercial loans to an accelerated disposition portfolio, partially offset by increased recoveries of $40 million related to a partial insurance recovery associated with international private bank loans that were charged off in the first quarter of 1998. On an annualized basis, net credit losses as a percentage of average loans and lease financing were .57 percent in the second quarter of 1999, compared with .46 percent in the same period of 1998.

  . Total nonaccrual loans and leases and OREO at June 30, 1999 decreased $16 million to $386 million from $402 million at December 31, 1998. Nonaccrual loans and leases and OREO represented .9 percent of related assets at both June 30, 1999 and December 31, 1998.

  . Return on average common equity was 19.92 percent and 19.25 percent for the second quarter and first six months of 1999, respectively. This compares with return on average common equity of 20.70 percent and 21.01 percent for the second quarter and first six months of 1998, respectively. Return on average assets was 1.25 percent and 1.22 percent for the second quarter and first six months of 1999, respectively. This compares with return on average assets of 1.36 percent and 1.37 percent for the second quarter and first six months of 1998, respectively.

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

  By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risk exists that predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. The following factors, among others, could cause actual results to differ materially from any forward-looking statements: significant changes and developments in world financial markets, particularly in Latin America and Asia; the ability of various countries in Asia and Latin America to institute timely and effective economic policies; the uses of monetary, fiscal and tax policy by various governments; political developments in the United States and other countries; developments in general economic conditions, both domestic and international, including interest rate and currency fluctuations, market fluctuations and perceptions, and inflation; demand for various forms of credit; legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; changes in the competitive environment for financial services organizations and the Corporation's responses to those changes; the Corporation's ability to retain key personnel, especially in view of the pending merger with Fleet;

the Corporation's ability and resources in both its domestic and international operations to effectively execute its articulated business strategies and manage risks associated with the integration of acquisitions and other expansion activities; changes in technology and the successful allocation of technology resources across multiple projects, including efforts to address the Year 2000 issue and demands for greater automation; and the ability of the Corporation's competitors, credit customers, wholesale fund providers, treasury and capital markets counterparties, and vendors and service providers to respond effectively to the Year 2000 issue. When relying on forward-looking statements to make decisions with respect to the Corporation, investors and others are cautioned to consider these and other risks and uncertainties.

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

                              Second Quarter                Six Months
                          -------------------------   -------------------------
                           1999     1998    Change     1999     1998    Change
                          -------  -------  -------   -------  -------  -------
                                       (dollars in millions)
Net interest revenue....  $   684  $   645  $    39   $ 1,324  $ 1,252  $    72
Average loans and lease
 financing..............   42,538   44,196   (1,658)   42,537   43,952   (1,415)
Average earning assets..   68,146   61,961    6,185    66,223   61,228    4,995
Net interest margin.....     4.03%    4.17%    (.14)%    4.03%    4.12%    (.09)%

  On a consolidated basis, net interest revenue increased $39 million and $72 million in the quarterly and six-month comparisons, respectively. The comparative improvement in net interest revenue for both periods was primarily driven by Argentina, which benefited from wider spreads and an increase in average assets of approximately $1 billion. The improvement in Argentina's spreads resulted from interest rate strategies that benefited from volatility in the local markets. The growth in Argentina's average assets was primarily driven by the Corporation's expansion activities in the country, including the acquisition of Deutsche Bank Argentina S.A. (Deutsche Argentina) and branch expansion. Both net interest revenue comparisons also benefited from higher fees on loans, higher levels of dividends from the Corporation's Private Equity business and the acquisition of the OCA Companies (OCA), a credit card and consumer finance company in Uruguay, in the third quarter of 1998.

  Consolidated average loans and lease financing decreased $1.7 billion and $1.4 billion in the quarterly and six-month comparisons, respectively. The comparative declines were primarily driven by a reduction in domestic consumer-related loans. During the second half of 1998, the Corporation securitized approximately $.8 billion of home equity loans. In addition, the Corporation experienced run-off in its residential mortgage and indirect auto portfolios. An increase in commercial loans was offset by a $2.2 billion securitization in the fourth quarter of 1998.

  Consolidated average earning assets increased $6.2 billion and $5.0 billion in the quarterly and six-month comparisons, respectively. The increases were primarily driven by a higher level of liquid, lower-yielding assets in the Corporation's Section 20 subsidiary to support the investment banking activities of Robertson Stephens. Average earning assets from the Section 20 subsidiary grew approximately $6.5 billion and $5.5 billion in the quarterly and six-month comparisons, respectively.

  The decline in consolidated net interest margin for both comparative periods was primarily attributable to the growth of lower-yielding earning assets related to Robertson Stephens, a reduction in domestic consumer-related loans, and the impact of funding costs associated with an investment in bank owned life insurance policies, the revenues from which are recorded in noninterest income.

                          PROVISION FOR CREDIT LOSSES

  The provision for credit losses was $95 million in the second quarter of 1999, compared with $60 million in the second quarter of 1998. In the first six months of 1999, the provision was $165 million, compared with $200 million in the first six months of 1998. The provision for credit losses reflects management's assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions. See the section entitled "Reserve for Credit Losses" for a discussion of the factors which impacted the level of provision for 1999. The amount of future provisions will continue to be a function of management's assessment of risks based upon its quarterly review of the reserve for credit losses. These risks include the longer-term impact of continued economic instability in world financial markets and the status of implementing necessary economic reforms in various countries. As such, there can be no assurance as to the level of future provisions.

                              NONINTEREST INCOME

  The following table presents the components of noninterest income.

                                         Second Quarter         Six Months
                                        ------------------ ---------------------
                                        1999  1998  Change  1999    1998  Change
                                        ----  ----  ------ ------  ------ ------
                                                    (in millions)
Financial service fees and commissions
  Deposit and electronic banking
   fees...............................  $ 94  $ 76   $ 18  $  174  $  146 $  28
  Investment banking fees and
   commissions........................   235    24    211     369      38   331
  Syndication and agent fees..........    26    20      6      54      35    19
  Other financial service fees........   101    75     26     192     141    51
                                        ----  ----   ----  ------  ------ -----
                                         456   195    261     789     360   429
Trust and investment management fees..    82    82            161     161
Net securities gains (losses).........    (3)   11    (14)     (5)     36   (41)
Trading profits and commissions.......    41    (4)    45      80      30    50
Net foreign exchange profits..........    37    32      5      82      61    21
Net equity and mezzanine profits......    26    84    (58)     59     136   (77)
Gain on sale of businesses............    50           50      50     165  (115)
Valuation writedowns--commercial loans
 transferred into an accelerated
 disposition portfolio................   (25)         (25)    (25)          (25)
Other income..........................    48    57     (9)    116      97    19
                                        ----  ----   ----  ------  ------ -----
                                        $712  $457   $255  $1,307  $1,046 $ 261
                                        ====  ====   ====  ======  ====== =====

Financial Service Fees and Commissions

Deposit and Electronic Banking Fees

                                                                         Six
                                                    Second Quarter     Months
                                                    ----------------  ---------
                                                     1999     1998    1999 1998
                                                    -------  -------  ---- ----
                                                          (in millions)
   Service charges on deposits..................... $    73  $    61  $136 $118
   Electronic banking fees.........................      21       15    38   28
                                                    -------  -------  ---- ----
                                                    $    94  $    76  $174 $146
                                                    =======  =======  ==== ====

  In both comparisons, the increase in service charges on deposits was due, in part, to higher fees from Argentina and Brazil. Electronic banking fees increased from 1998, mainly due to a higher level of domestic activity and the re-pricing of certain domestic services.

Investment Banking Fees and Commissions

                                                              Second      Six
                                                              Quarter   Months
                                                             --------- ---------
                                                             1999 1998 1999 1998
                                                             ---- ---- ---- ----
                                                                (in millions)
   Advisory fees............................................ $ 72 $11  $ 91 $16
   Brokerage fees and commissions...........................   74   3   129   6
   Underwriting fees........................................   89  10   149  16
                                                             ---- ---  ---- ---
                                                             $235 $24  $369 $38
                                                             ==== ===  ==== ===

  The significant improvement in each of the above categories was primarily attributable to the acquisition of Robertson Stephens. Business volumes were very strong during the first half of 1999, particularly in the second quarter.

Syndication and Agent Fees

  Syndication and Agent Fees increased in the quarterly and six-month comparisons mainly due to a higher level of sales activity.

Other Financial Service Fees

                                                             Second      Six
                                                             Quarter   Months
                                                            --------- ---------
                                                            1999 1998 1999 1998
                                                            ---- ---- ---- ----
                                                               (in millions)
   Letter of credit and acceptance fees.................... $ 19 $19  $ 39 $ 38
   Credit card fees........................................   23  12    44   22
   Other loan-related fees.................................   19  17    37   31
   Other...................................................   40  27    72   50
                                                            ---- ---  ---- ----
                                                            $101 $75  $192 $141
                                                            ==== ===  ==== ====

  The improvement in credit card fees was mainly due to fee growth in Brazil and Uruguay, the latter resulting from the acquisition of OCA. The increase in other miscellaneous financial service fees included a higher level of service fees, primarily from Argentine and Brazilian operations.

Trust and Investment Management Fees

                                                                            Six
                                                       Second Quarter     Months
                                                       ----------------  ---------
                                                        1999     1998    1999 1998
                                                       -------  -------  ---- ----
                                                             (in millions)
   Mutual fund fees................................... $    35  $    32  $ 67 $ 62
   Personal trust fees................................      41       41    81   82
   Other agency fees..................................       6        9    13   17
                                                       -------  -------  ---- ----
                                                       $    82  $    82  $161 $161
                                                       =======  =======  ==== ====

  Mutual fund fees increased in both comparisons due to a higher level of fees from Brazil and Argentina. The combined level of mutual fund assets under management in Argentina and Brazil was $6.3 billion at June 30, 1999 compared with $7.0 billion at June 30, 1998. The volume has grown in both countries; however, devaluation in Brazil has reduced the U.S. dollar amount of the assets.

Net Securities Gains (Losses)

  Net securities losses were recorded in the current year periods while net gains, which were due to stronger domestic and international markets, were recorded in the same periods of 1998.

Trading Profits and Commissions and Net Foreign Exchange Profits

  The improvement in trading profits and commissions for all prior periods was mainly due to profits from Robertson Stephens. Also contributing to the improvement were profits earned by the Boston-based emerging markets trading unit, which had incurred losses during 1998.

  In addition, net foreign exchange profits continued to increase as the Corporation's Boston-based business benefited from a greater volume of customer transactions, partly due to volatile market conditions in 1999. Higher profits from the foreign exchange businesses in Chile and Mexico also contributed to the increase.

Net Equity and Mezzanine Profits

  Net equity and mezzanine profits mainly relate to the sale of investments made by the Private Equity business. In both the quarterly and six-month comparisons, income declined primarily due to a lower level of sales activity. At June 30, 1999, this portfolio had a carrying value of $1.5 billion, compared with $1.2 billion at June 30, 1998.

Other

  In the second quarter of 1999, gain on sale of businesses reflected a $50 million gain in connection with the sale of the Corporation's minority interest in Partners First. In addition, the Corporation also recorded valuation writedowns of $25 million from the transfer of commercial loans into an accelerated disposition portfolio. In the first quarter of 1998, the Corporation recorded a $165 million gain in connection with the sale of its 26 percent interest in HomeSide.

  Both the quarterly and six-month comparisons of other income were affected by higher levels of equity earnings in consolidated subsidiaries; increased revenue from bank-owned life insurance, the carrying costs of which were recorded in net interest revenue; the recognition of translation losses in the second quarter of 1999, which had previously been included in the translation component of equity; and a gain in the second quarter of 1998 from the sale of the Corporation's minority interest in a Mexican pension company. In addition, the six-month comparison was affected by gains that arose in the first quarter of 1999 from currency positions maintained in Brazil, as the Brazilian government devalued its currency by allowing it to float freely against the U.S. dollar.

                                     * * *

  The Corporation's capital markets-related businesses, including activity from its trading, investment banking, syndications, and equity and mezzanine businesses, are sensitive to volatile market and economic conditions. As such, it is not possible to predict their levels of revenue in the future.

                              NONINTEREST EXPENSE

  The following table presents the components of noninterest expense.

                                           Second Quarter       Six Months
                                          ---------------- --------------------
                                          1999 1998 Change  1999   1998  Change
                                          ---- ---- ------ ------ ------ ------
                                                      (in millions)
   Employee costs........................ $547 $368  $179  $1,021 $  722  $299
   Occupancy and equipment...............  113   96    17     221    190    31
   Professional fees.....................   25   22     3      52     46     6
   Advertising and public relations......   32   32            56     54     2
   Communications........................   37   31     6      72     61    11
   Software costs........................   18   14     4      38     33     5
   Amortization of goodwill..............   13    8     5      25     16     9
   Other.................................  114   76    38     220    186    34
                                          ---- ----  ----  ------ ------  ----
                                          $899 $647  $252  $1,705 $1,308  $397
                                          ==== ====  ====  ====== ======  ====

  In the quarterly and six-month comparisons, the growth in noninterest expense was primarily attributable to the Corporation's 1998 expansion activities, including the acquisition of Robertson Stephens, acquisitions and branch expansion in Argentina and Brazil, and the acquisition of OCA in Uruguay. In addition, higher levels of incentive compensation associated with the growth in revenue also contributed to the increase. Noninterest expense from wholesale banking increased $196 million for the quarter and $316 million for the first six months, reflecting the acquisition of Robertson Stephens in the third quarter of 1998. Brazil and Argentina noninterest expense increased approximately $24 million for the quarter and $63 million for the first six months. The six month increase was partially offset by the absence of approximately $48 million of charges recorded in the first quarter of 1998 in connection with the realignments of the Corporation's European operations, its private banking business and the Regional Bank, including costs related to the merger of Rhode Island Hospital Trust National Bank into BankBoston, N.A. and the Corporation's redesign project.

  At June 30, 1999, the Corporation had approximately 24,800 equivalent full-time employees, reflecting growth of 1,900 from June 30, 1998. This growth was primarily driven by the abovementioned 1998 expansion activities, partially offset by decreases due to initiatives in the Regional Bank, including the sale of the domestic institutional custody business, as well as various branch closings during 1998.

                          PROVISION FOR INCOME TAXES

  The provision for income taxes was $146 million in the second quarter of 1999, compared with $148 million in the second quarter of 1998. For the first six months of 1999, the provision for income taxes was $277 million, compared to $301 million for the first half of 1998. In both the second quarter and first six months of 1999, the Corporation's effective tax rate was 37 percent. The effective tax rates were 38 percent and 39 percent in the second quarter and the first six months of 1998, respectively.

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

  The COO has primary responsibility for the Corporation's revenue producing businesses. In assessing the performance of the Corporation, the COO divides the company into four major business lines: the Wholesale Bank, the Regional Bank, Argentina and Brazil. The Wholesale and Regional Bank lines cover the vast majority of the Corporation's domestic operations, while the Argentina and Brazil lines cover the vast majority of the Corporation's international operations. Operating results and other key financial measures of these four major business lines for the second quarters and first six months of 1999 and 1998 are presented below. All other businesses not encompassed in the four major lines have been combined and are presented below in "Other Businesses." Information related to major business lines shown for the 1998 periods is presented on a basis consistent with 1999 and, as such, has been restated for changes in the Corporation's organizational structure and internal management reporting methodologies implemented during 1999.

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

  Certain revenue and expense items, which are not included in the business line results evaluated by management, are included in Corporate Adjustments. A summary of the significant items included in Corporate Adjustments follows:

  . Included in net interest revenue for all periods are net funding costs for certain noninterest bearing assets and liabilities.

  . Noninterest income for the second quarter and first six months of 1999 includes a gain of $50 million related to the sale of the Corporation's minority interest in Partners First and losses related to the writedown of certain assets, including loans that were transferred into an accelerated disposition portfolio during the second quarter. The first quarter of 1998 includes a gain of $165 million related to the sale of the Corporation's minority interest in HomeSide.

  . Net interest revenue has been increased, and noninterest income has been decreased, to eliminate transfers between these components related to compensating balance arrangements with certain customers.

  . Reductions to consolidated balance sheet and income statement totals stemming from the fourth quarter 1998 securitization of $2.2 billion of commercial loans are included in Corporate Adjustments.

  . The expenses shown in Corporate Adjustments for the current year periods include charges for bonus payments due to employees in connection with the Robertson Stephens acquisition, while the first six months of 1998 includes costs related to the realignment and downsizing of certain businesses. Also included in expenses for all periods presented is the amortization of goodwill.

  Selected financial information for the Corporation's lines of business for the second quarters and first six months of 1999 and 1998 is presented in the tables shown below. This information is presented on a fully taxable equivalent basis. Consolidated net interest revenue and income tax provision include tax-equivalent adjustments of $6 million in the second quarter of 1999, $5 million in the second quarter of 1998, $11 million in the first six months of 1999 and $9 million in the first six months of 1998. Intersegment revenue and expense for the second quarters and first six months of both 1999 and 1998 were not significant.

                         Wholesale Regional                      Other     Corporate  Consolidated
Quarter Ended              Bank      Bank    Argentina Brazil  Businesses Adjustments    Totals
 June 30, 1999           --------- --------  --------- ------  ---------- ----------- ------------
                                                  (dollars in millions)
Net interest revenue....  $   191  $   238    $  103   $   95   $    53     $     4     $   684
Noninterest income......      422      117        70       65        74         (36)        712
                          -------  -------    ------   ------   -------     -------     -------
Total revenue...........      613      355       173      160       127         (32)      1,396
Noninterest expense.....      348      250       104       94        75          28         899
                          -------  -------    ------   ------   -------     -------     -------
Operating income........      265      105        69       66        52         (60)        497
Provision for credit
 losses.................       32       15        20        6         9          13          95
                          -------  -------    ------   ------   -------     -------     -------
Pre-tax income (loss)...      233       90        49       60        43         (73)        402
Income tax provision
 (benefit)..............       95       33        17       23         7         (23)        152
                          -------  -------    ------   ------   -------     -------     -------
Net income (loss).......  $   138  $    57    $   32   $   37   $    36     $   (50)    $   250
                          =======  =======    ======   ======   =======     =======     =======
Average loans and lease
 financing..............  $25,467  $ 5,994    $6,129   $2,665   $ 4,492     $(2,209)    $42,538
Average assets..........  $40,362  $ 7,439    $9,049   $6,287   $18,280     $  (873)    $80,544
Average deposits........  $ 5,899  $26,449    $4,790   $2,361   $ 8,357     $   244     $48,100
RAROE...................       23%      28%       22%      42%       28%                     20%

Quarter Ended
 June 30, 1998

Net interest revenue....  $   159  $   238    $   78   $   89   $    52     $    29     $   645
Noninterest income......      231      120        63       38        40         (35)        457
                          -------  -------    ------   ------   -------     -------     -------
Total revenue...........      390      358       141      127        92          (6)      1,102
Noninterest expense.....      152      256        96       78        58           7         647
                          -------  -------    ------   ------   -------     -------     -------
Operating income........      238      102        45       49        34         (13)        455
Provision for credit
 losses.................       28       19        15        6         6         (14)         60
                          -------  -------    ------   ------   -------     -------     -------
Pre-tax income..........      210       83        30       43        28           1         395
Income tax provision
 (benefit)..............       85       33        13       18        (1)          5         153
                          -------  -------    ------   ------   -------     -------     -------
Net income (loss).......  $   125  $    50    $   17   $   25   $    29     $    (4)    $   242
                          =======  =======    ======   ======   =======     =======     =======
Average loans and lease
 financing..............  $23,010  $ 6,573    $5,470   $3,571   $ 5,580     $    (8)    $44,196
Average assets..........  $27,940  $ 8,295    $8,075   $6,814   $18,372     $ 1,740     $71,236
Average deposits........  $ 5,762  $25,569    $4,503   $2,346   $ 7,104     $   120     $45,404
RAROE...................       26%      24%       13%      29%       20%                     21%


                         Wholesale Regional                      Other     Corporate  Consolidated
Six Months Ended           Bank      Bank    Argentina Brazil  Businesses Adjustments    Totals
 June 30, 1999           --------- --------  --------- ------  ---------- ----------- ------------
                                                  (dollars in millions)
Net interest revenue....  $   363  $   473    $  201   $  170   $   107     $    10     $ 1,324
Noninterest income......      745      222       129      139       144         (72)      1,307
                          -------  -------    ------   ------   -------     -------     -------
Total revenue...........    1,108      695       330      309       251         (62)      2,631
Noninterest expense.....      605      500       206      190       146          58       1,705
                          -------  -------    ------   ------   -------     -------     -------
Operating income........      503      195       124      119       105        (120)        926
Provision for credit
 losses.................       61       32        41       11        18           2         165
                          -------  -------    ------   ------   -------     -------     -------
Pre-tax income (loss)...      442      163        83      108        87        (122)        761
Income tax provision
 (benefit)..............      181       57        31       42        15         (38)        288
                          -------  -------    ------   ------   -------     -------     -------
Net income (loss).......  $   261  $   106    $   52   $   66   $    72     $   (84)    $   473
                          =======  =======    ======   ======   =======     =======     =======
Average loans and lease
 financing..............  $25,305  $ 6,071    $6,087   $2,676   $ 4,591     $(2,193)    $42,537
Average assets..........  $38,653  $ 7,501    $9,063   $5,815   $18,266     $  (960)    $78,338
Average deposits........  $ 6,007  $26,278    $4,832   $2,054   $ 8,426     $   163     $47,760
RAROE...................       23%      26%       18%      37%       27%                     19%

Six Months Ended
 June 30, 1998

Net interest revenue....  $   303  $   476    $  147   $  172   $   104     $    50     $ 1,252
Noninterest income......      416      229       116       73       111         101       1,046
                          -------  -------    ------   ------   -------     -------     -------
Total revenue...........      719      705       263      245       215         151       2,298
Noninterest expense.....      289      505       180      153       125          56       1,308
                          -------  -------    ------   ------   -------     -------     -------
Operating income........      430      200        83       92        90          95         990
Provision for credit
 losses.................       59       40        26       12        30          33         200
                          -------  -------    ------   ------   -------     -------     -------
Pre-tax income..........      371      160        57       80        60          62         790
Income tax provision....      149       64        25       34         4          34         310
                          -------  -------    ------   ------   -------     -------     -------
Net income..............  $   222  $    96    $   32   $   46   $    56     $    28     $   480
                          =======  =======    ======   ======   =======     =======     =======
Average loans and lease
 financing..............  $22,723  $ 6,695    $5,325   $3,450   $ 5,786     $   (27)    $43,952
Average assets..........  $27,452  $ 8,441    $7,782   $6,659   $18,493     $ 1,649     $70,476
Average deposits........  $ 5,938  $25,548    $4,267   $2,239   $ 7,479     $   116     $45,587
RAROE...................       24%      23%       13%      27%       17%                     21%

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

  Within the Wholesale Bank there are three major sub-businesses: the Commercial Bank, the Investment Bank and Private Equity. Each of these sub-businesses seeks to leverage the strengths of the other two in creating business opportunities. They also look to leverage the Corporation's international franchise, particularly in Latin America, to attract customers doing business abroad. A detailed discussion of the products and services offered by these sub-businesses is included on pages 30 and 31 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K. The approximate contribution from each sub-business to the Wholesale Bank's operating income (pre-tax income before provision for credit losses) for the first six months of 1999 and 1998 is as follows:

                                                                      1999  1998
Six Months Ended June 30                                              ----  ----
Commercial Bank......................................................  79%   78%
Investment Bank......................................................  15
Private Equity.......................................................   6    22
                                                                      ---   ---
  Total Wholesale Bank............................................... 100%  100%
                                                                      ===   ===

  The growth in the contribution to operating income from the Investment Bank reflects the acquisition of Robertson Stephens, an investment bank that was purchased by the Corporation during the third quarter of 1998. The contribution to operating income from Private Equity declined due to a lower level of gains from sales of investments.

  Net income from the Wholesale Bank for the first six months of 1999 was $261 million, which represented an improvement of $39 million, or 18 percent, from the first six months of 1998. Net income in the second quarter of 1999 was $138 million, which represented an improvement of $13 million, or 10 percent, from the second quarter of 1998. Net interest revenue improved $60 million in the six month comparison and $32 million in the quarterly comparison reflecting an increase in average loans and leases of approximately $2.5 billion. In addition, the acquisition of Robertson Stephens contributed to the improvement in both comparisons. The loan growth came from a variety of the Commercial Bank's lending divisions, including Energy and Utilities, Media and Communications, Multinational, Transportation, and Business Credit. Noninterest income increased $329 million in the six month comparison and $191 million in the quarterly comparison as revenue recorded by Robertson Stephens in 1999, mainly underwriting, brokerage and advisory fees, was partially offset by lower gains from sales of Private Equity investments. Also contributing to the improvement in noninterest income were higher syndication fees and net foreign exchange profits. Noninterest expense grew $316 million in the six month comparison and $196 million in the quarterly comparison, with a substantial portion of these increases due to the acquisition of Robertson Stephens. Quarterly charges related to goodwill amortization and bonus payments paid annually to employees in connection with the Robertson Stephens acquisition are, as mentioned previously, included within Corporate Adjustments. Average assets in the Wholesale Bank grew over $10 billion in both comparisons due to a higher level of liquid, lower-yielding assets in the Corporation's Section 20 subsidiary, which was needed to support the high level of revenue being earned by Robertson Stephens, as well as the increase in loans noted above.

Regional Bank

  The Regional Bank is a New England-based business that provides for the financial services needs of its three major customer groups: consumers, high net worth individuals and small businesses. The Regional Bank operates through franchises in Massachusetts, Rhode Island, Connecticut and New Hampshire. The Massachusetts banking franchise is the largest in that state.

  The major sub-businesses of the Regional Bank are Consumer and Community Banking, Business Banking, and Private Banking. A detailed discussion of the Regional Bank's sub-businesses, distribution system and product groups is included on pages 31 and 32 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K. The approximate contribution from each sub-business to the Regional Bank's operating income for the first six months of 1999 and 1998 is as follows:

                                                                     1999  1998
Six Months Ended June 30                                             ----  ----
Consumer and Community Banking......................................  64%   61%
Business Banking....................................................  16    16
Private Banking.....................................................  20    23
                                                                     ---   ---
  Total Regional Bank............................................... 100%  100%
                                                                     ===   ===

  Net income from the Regional Bank for the first six months of 1999 was $106 million, which represented an improvement of $10 million, or 10 percent, from the first six months of 1998. Net income in the second quarter of 1999 was $57 million, which represented an improvement of $7 million, or 14 percent, from the second quarter of 1998. The improvements in net income were primarily due to an increase in deposit and electronic banking fees, a higher volume of deposits, a lower provision for credit losses, and a lower effective income tax rate. The decline in the provision for credit losses was due, in part, to the continued runoff of the indirect auto portfolio. These improvements were partially offset by the absence of operating income in the 1999 periods from the Berkshire branch network and institutional custody business, both of which were sold in the fourth quarter of 1998.

Argentina

  The Corporation has maintained a presence in Argentina since 1917. As a result of an expansion program undertaken in 1998, which included the acquisition of Deutsche Argentina and the opening of 64 new branches in various parts of the country, the Corporation now operates one of the largest banks in the country. The expansion effort is the main reason why the Corporation's total average assets in Argentina grew to approximately $9 billion in 1999, from approximately $8 billion in 1998.

  The Corporation's Argentine operations consist of three main sub-businesses:
Corporate Banking, Retail Banking and Treasury/Other. A detailed discussion of these sub-businesses, as well as the products and services offered by the Corporation in Argentina, is included on page 32 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K. The approximate contribution from each sub-business to operating income from Argentine operations in the first six months of 1999 and 1998 is as follows:

                                                                      1999  1998
Six Months Ended June 30                                              ----  ----
Corporate Banking....................................................  34%   37%
Retail Banking.......................................................  34    35
Treasury/Other.......................................................  32    28
                                                                      ---   ---
  Total Argentina.................................................... 100%  100%
                                                                      ===   ===

  Net income from Argentine operations for the first six months of 1999 was $52 million, which represented an improvement of $20 million, or 63 percent, from the first six months of 1998. Net income in the second quarter of 1999 was $32 million, which represented an improvement of $15 million, or 88 percent, from the second quarter of 1998. This improvement was mainly due to revenue growth as net interest revenue increased $54 million in the six month comparison and $25 million in the quarterly comparison, reflecting wider spreads from market volatility and a higher level of average earning assets, mainly loans. In addition, noninterest income increased in the six month and quarterly comparisons by $13 million and $7 million, respectively, mainly due to a higher level of financial service fees. Partially offsetting the revenue growth was an increase in the provision for credit losses, which grew $15 million in the six month comparison and $5 million in the quarterly comparison. The higher provision for credit losses was mainly related to an increase in credit losses on consumer loans due to recessionary conditions in the country and growth in that loan portfolio. Total net credit losses from Argentine operations were $39 million in the first half of 1999, compared with $18 million in the first half of last year, with most of the increase related to the consumer portfolio. Noninterest expense increased $26 million compared with the first half of last year and $8 million compared to the second quarter of last year primarily due to the aforementioned expansion program.

Brazil

  The Corporation has maintained a presence in Brazil since 1947. While Brazil's population is much larger than Argentina's, the Corporation's balance sheet in Brazil is smaller than the size of its balance sheet in Argentina and the branch network is about half as large. This reflects the Corporation's Brazilian strategy of operating in focused and targeted up-tier markets, a strategy that is not conducive to maintaining a large balance sheet. To further penetrate this targeted customer base, the Corporation embarked on a branch expansion program during 1998, which has nearly doubled the size of the branch network.

  The Corporation's Brazilian operations consist of three main sub-businesses:
Corporate Banking, Retail Banking and Treasury. A detailed discussion of these sub-businesses, as well as the products and services offered by the Corporation in Brazil, is included on page 33 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K. The approximate contribution from each sub-business to operating income from Brazilian operations in the six months of 1999 and 1998 is as follows:

                                                                      1999  1998
Six Months Ended June 30                                              ----  ----
Corporate Banking....................................................  46%   55%
Retail Banking.......................................................  11    20
Treasury.............................................................  43    25
                                                                      ---   ---
  Total Brazil....................................................... 100%  100%
                                                                      ===   ===

  The relative contribution to operating income from Treasury increased from 1998 due to higher revenue in 1999 stemming from volatile market conditions. This, in turn, resulted in a decline in the relative contributions to operating income from Corporate Banking and Retail Banking.

  Net income from Brazilian operations for the first six months of 1999 was $66 million, which represented an improvement of $20 million, or 43 percent, from the first six months of 1998. Net income in the second quarter of 1999 was $37 million, which represented an improvement of $12 million, or 48 percent, from the second quarter of 1998. Revenue increased $64 million in the six month comparison and $33 million in the quarterly comparison due, in part, to higher levels of fee income, including higher fees from credit card, deposit, mutual fund and trade finance transactions. Wider spreads also contributed to the overall growth in revenue, partially offset by a decline in average loans and leases, reflecting the current recessionary environment. In addition, the revenue growth from the first half of 1998 was helped by gains that arose in Brazil from currency positions maintained during the first quarter of 1999, as the Brazilian government devalued its currency by allowing it to float freely against the U.S. dollar. These gains, however, were partially offset by other factors, mainly related to various aspects of fiscal reforms recently passed by the Brazilian government, including certain tax measures. Noninterest expense increased $37 million in the six month comparison and $16 million in the quarterly comparison, primarily due to costs related to the 1998 expansion program.

Other Businesses

  Individual businesses that have been combined in Other Businesses include Global Treasury, Other Latin America, Asia, the International Private Bank, Emerging Markets Sales, Trading and Research (EMSTR), and various joint ventures. In addition, the first quarter of 1998 includes the national credit card business, which was contributed to a joint venture in January 1998. The Corporation sold its interest in this joint venture, known as Partners First, during the second quarter of 1999. Further information on these businesses is included on page 34 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K.

  Net income from Other Businesses for the first six months of 1999 was $72 million, compared with $56 million for the first six months of 1998. Net income from Other Businesses was $36 million in the second quarter of 1999, compared with $29 million for the second quarter of last year. Operating income increased $15 million in the six month comparison and $18 million in the quarterly comparison as an increase from Other Latin America, which includes the acquisition of OCA and improvements from EMSTR and Asia, was partially offset by the absence of a second quarter 1998 gain from the sale of the Corporation's minority interest in a Mexican pension company and lower securities gains in Global Treasury. The six month comparison was also affected by the absence of a net operating loss in the first quarter of 1998 from the national credit card business. This had a negative impact on the operating income comparison but a favorable impact on the provision for credit loss comparison. The low effective tax rates for both periods in 1998 and 1999 resulted from the tax treatment of various Global Treasury investments. Total revenue from international operations included in Other Businesses was $93 million and $189 million in the second quarter and first six months of 1999, respectively, and $52 million and $132 million, respectively, in the 1998 periods.

                              FINANCIAL CONDITION
                          CONSOLIDATED BALANCE SHEET

  At June 30, 1999, the Corporation's total assets were $77.6 billion, reflecting a $4.1 billion increase from total assets of $73.5 billion at December 31, 1998. This increase was mainly attributable to a $3.8 billion increase in federal funds sold and securities purchased under agreements to resell and a $1.3 billion increase in available for sale securities, particularly U.S. government agency mortgage-backed securities, used to manage portfolio risk. Total loans and lease financing at June 30, 1999 decreased by approximately $1.0 billion, principally due to a decline in the domestic portfolio, which resulted from lower levels of commercial and home equity loans due, in part, to syndication and securitization activity, respectively, as well as continued runoff of the indirect auto portfolio.

  The increase in assets was primarily funded by interest bearing deposits, federal funds purchased and securities sold under agreements to repurchase and other funds borrowed, mainly demand notes. Notes payable increased $6 million from December 31, 1998, reflecting the issuance of $300 million of senior medium-term notes by the Corporation and $90 million of notes by the Corporation's overseas offices under various note programs, offset by the maturity of $165 million of senior medium-term notes previously issued by the Corporation and the maturity or repayment of $219 million of notes previously issued by the Corporation's overseas offices under various note programs.

  The Corporation's tangible common equity and common equity to total assets ratios were 5.6 percent and 6.5 percent, respectively, at June 30, 1999, compared with 5.5 percent and 6.6 percent, respectively, at December 31, 1998. The Corporation's Tier 1 and total capital ratios were 7.4 percent and 11.7 percent, respectively, at June 30, 1999, compared with 7.1 percent and 11.7 percent, respectively, at December 31, 1998. The Corporation's leverage ratio at June 30, 1999 was 6.8 percent, compared with 6.7 percent at December 31, 1998.

  The Corporation has a capital planning process that is designed to maintain appropriate regulatory capital levels and ratios. As of June 30, 1999, the Corporation and its bank subsidiaries met all capital adequacy requirements to which they are subject.

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

                                   Year 2000

  The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure Act of 1998. This disclosure should be read in conjunction with the Year 2000 disclosure in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and in the Corporation's 1998 Annual Report to Stockholders on pages 35 through 37, which is incorporated by reference into its 1998 Annual Report on Form 10-K.

  The Corporation has implemented a comprehensive and integrated plan designed to achieve Year 2000 readiness across its critical systems (whether owned or licensed by the Corporation), and believes it is well positioned to address the issues associated with the event and to have its systems and operations in compliance.

Information Technology

  The information technology elements of the Corporation's Year 2000 program have proceeded through the following phases: Awareness, Inventory, Assessment, Remediation, Certification (including unit, system and interface testing) and Readiness Testing. As of June 30, 1999, the Corporation has completed certification and the testing required by banking regulators for all critical application systems, technology infrastructure and desktop application systems.

Readiness Testing

  Readiness testing, including application integration testing and external testing, validates that a business's critical core process, and the application systems, infrastructure and service providers on which it depends, will continue to operate beyond 1999. Application systems included in readiness testing are those which the Corporation has deemed critical, and which have a significant degree of integrated processing with other application systems. Mission critical application systems have been categorized into five integrated testing segments, of which four had been completed successfully and the fifth is expected to be completed in the third quarter of 1999. At June 30, 1999, mission critical service provider testing and external testing with the Corporation's material third parties was approximately 97 percent complete domestically. Brazil and Southern Cone service provider testing was well underway. While the Corporation expects to substantially complete its readiness testing by September 1999, it also anticipates some continuation of this testing through the end of 1999 since it is deemed a valuable tool for detection of currently unknown potential Year 2000 issues.

Customers, Counterparties and Wholesale Funds Providers

  The Corporation is working to identify and limit potential credit, liquidity and operational risks posed by the Corporation's significant customers and counterparties. In 1998, the Corporation evaluated over 90 percent of its significant non-consumer credit risk, over 90 percent of its significant wholesale funds provider risk and over 80 percent of its significant treasury and capital markets counterparty risk. Results showed that a significant majority of entities surveyed did not expect a material adverse impact to their businesses. The Corporation is in the process of updating this 1998 information through additional surveys of selected customers, counterparties and wholesale funds providers. The results of the Corporation's surveys have been and are continuing to be incorporated into the Corporation's credit risk management processes, including customer risk ratings, as well as into liquidity and cash settlement planning strategies to limit exposure around critical dates. Throughout the remainder of 1999, the Corporation will continue to monitor and assess, through refined surveys, the potential impact of its customers and counterparties on the Corporation's Year 2000 readiness.

Non-Technology Vendors and Service Providers

  The success of the Corporation's Year 2000 efforts depends not only upon the Year 2000 readiness of its systems but also those of its critical vendors and service providers. The Corporation's Year 2000 plan includes analyzing the risk presented by its dependency upon critical vendors and other third parties and developing contingency plans based upon these assessments. The level of assessment is dictated by the relative importance of vendors and products to core business processes, as defined through Year 2000 contingency planning efforts. At June 30, 1999, substantially all vendors deemed "core process critical" have been certified. A remaining small number of core process critical service providers will be monitored throughout 1999. Vendor assessments may include reviews of published materials and websites, discussions about Year 2000 readiness plans and requests for Year 2000 warranties to the Corporation. Additionally, the Corporation is continuing a process to identify and certify non-core process critical vendor supplied products. The Corporation expects this element of the program to remain challenging due to the complexities of vendor management. Consequently, the Corporation will continue to monitor and assess, throughout 1999, the potential impact of the Year 2000 issue on its vendor supplied products and services.

Facilities

  In domestic operations, all site and facility vendors have been inventoried and assessed for criticality. Substantially all critical sites have completed certification at June 30, 1999. The remaining critical sites are expected to be certified by September 1999. The Corporation currently has business resumption contingency plans in place that have been updated and tested annually, and have been revised to reflect considerations specific to the Year 2000 issue.

Final Readiness Efforts and Contingency Planning

  The Corporation has developed a strategy to combine the various efforts within the Year 2000 program and assess and report upon the readiness of mission critical elements by the core processes of business units. This strategy includes validating core processes, linking the interdependencies between critical application systems, technical infrastructure and non-technology elements, including vendors and service providers, identifying weak links and planning around known and unknown risks. In this regard, the Corporation has developed business resumption contingency plans as well as event plans to prepare for potential systems failures at critical dates, failures of critical third parties to effectively remediate and certify their technologies, as well as any other anticipated events that could arise with the date change. The development of these plans includes the assessment of failure scenarios on the core business processes critical to the Corporation's business and operations. These plans have been subject to independent internal reviews. The Corporation's contingency planning for the Year 2000 issue was substantially completed by the end of June 1999. Additionally, as previously discussed, the Corporation will continue readiness testing through 1999 to detect currently unknown risks.

Risks and Uncertainties

  The Corporation expects to successfully complete its Year 2000 program in a timely and effective manner that mitigates risk. However, the Corporation is subject to risks and uncertainties due to the uniqueness of the Year 2000 issue, the significant interdependencies in business and financial markets and the range of activities and events outside of the Corporation's control. Furthermore, the progress of mission critical elements has been impacted by resource prioritization within its Year 2000 program and across other business initiatives, including mergers and acquisitions, as well as by the level of Year 2000 awareness in various countries. As a result of the risks and uncertainties associated with the Year 2000 issue, particularly with respect to vendors, service providers and other third parties, the Corporation is unable to predict with any certainty the extent of potential Year 2000 failures that could result, nor quantify the potential effect that such failures could have on the Corporation's operations and financial condition. Those risks and uncertainties could result in service delays, inaccurate and untimely information processing, funding delays, contract settlement and counterparty failures, and increased credit losses.

Costs

  As of June 30, 1999, the Corporation continues to expect that its total incremental costs for its Year 2000 program, including costs already incurred, will be approximately $75 million. It is estimated that these incremental costs represent over half of the Corporation's total program costs, which include the redeployment of internal resources from all areas of the Corporation. The Corporation continues to expect capital expenditures of approximately $20 million, including costs incurred for accelerated and out of cycle replacements of technology. As of June 30, 1999, the Corporation had incurred approximately 70 percent of its Year 2000 costs. The Corporation has not incurred, and is not likely to incur, project costs that are material to any reporting period. The majority of remaining costs are expected to be directed to the testing phase as well as final readiness efforts to mitigate both currently known and subsequently discovered risks. Throughout the remainder of the project, the Corporation will also continue to allocate internal resources to address the Year 2000 issue.

  The Corporation's estimated costs and expected timetables with respect to its Year 2000 initiative represent forward-looking statements that could differ materially from actual results due to changes in assumptions as the program evolves and new information becomes available; the Corporation's ability and resources to effectively execute its Year 2000 program; the impact of external market pressures on technology resources; the ability of critical third parties to mitigate their Year 2000 risks; and the extent to which unanticipated issues arise late in the program.

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

                                CREDIT PROFILE

  The components of the lending portfolio are as follows:

                                 June 30,  March 31, Dec. 31,  Sept. 30, June 30,
                                   1999      1999      1998      1998      1998
                                 --------  --------- --------  --------- --------
                                                 (in millions)
United States operations
  Commercial, industrial and
   financial.................... $16,603    $17,028  $16,294    $18,218  $16,275
  Commercial real estate
    Construction................     353        228      215        209      219
    Other.......................   3,323      3,531    3,871      4,089    3,876
  Consumer-related loans
    Residential mortgages.......   1,729      1,840    2,035      2,111    2,229
    Home equity loans...........   2,051      2,325    2,294      2,672    2,871
    Credit card.................     375        379      404        393      412
    Other.......................   2,357      2,433    2,532      2,693    2,753
  Lease financing...............   1,810      1,768    1,801      1,607    1,609
  Unearned income...............    (282)      (291)    (275)      (231)    (232)
                                 -------    -------  -------    -------  -------
                                  28,319     29,241   29,171     31,761   30,012
                                 -------    -------  -------    -------  -------
International operations
  Commercial and industrial.....   9,158      9,288    9,295      9,320    9,065
  Banks and other financial
   institutions.................     472        523      597        835      696
  Governments and official
   institutions.................     144        138       95         73       82
  Consumer related
    Residential mortgages.......   1,281      1,249    1,251      1,383    1,318
    Credit card.................     351        327      362        339      248
    Other.......................   1,166      1,162    1,192      1,164    1,087
  Lease financing...............     677        705      725        652      519
  All other.....................     396        359      369        408      375
  Unearned income...............    (175)      (217)    (251)      (188)    (148)
                                 -------    -------  -------    -------  -------
                                  13,470     13,534   13,635     13,986   13,242
                                 -------    -------  -------    -------  -------
      Total loans and lease
       financing................ $41,789    $42,775  $42,806    $45,747  $43,254
                                 =======    =======  =======    =======  =======

  Total loans and lease financing decreased approximately $1.0 billion from December 31, 1998, reflecting a $.9 billion decrease in the domestic loan and lease financing portfolio. The international credit portfolio remained relatively unchanged from December 31, 1998. The decrease in the domestic portfolio included a $.8 billion decrease in consumer-related loans, including a $.4 billion home equity loan securitization, and a $.4 billion decrease in commercial real estate loans. The decreases in the domestic portfolio were partially offset by a $.3 billion increase in commercial, industrial and financial loans.

  The Corporation's total loan portfolio at June 30, 1999 and December 31, 1998 included $1.4 billion and $1.3 billion of highly leveraged transaction
(HLT) loans to 115 and 108 customers, respectively. The average HLT loan size at both June 30, 1999 and December 31, 1998 was approximately $12 million. The amount of unused commitments for HLT's at June 30, 1999 was $703 million, compared with $765 million at December 31, 1998. The amount of unused commitments does not necessarily represent the actual future funding requirements of the Corporation, since a portion can be syndicated or assigned to others or may expire without being drawn upon. At June 30, 1999, the Corporation had one nonaccrual HLT loan of approximately $3 million compared with one nonaccrual HLT loan of approximately $4 million at December 31, 1998. There was one credit loss of approximately $3 million from HLT loans in the second quarter of 1999 and one credit loss of approximately $2 million from HLT loans in the second quarter of 1998. A discussion of the Corporation's HLT lending activities and policies, and the effect of these activities on results of operations, is included on page 39 of the Corporation's 1998 Annual Report to Stockholders, which is incorporated by reference into its 1998 Annual Report on Form 10-K.

                     NONACCRUAL LOANS AND LEASES AND OREO

  The details of consolidated nonaccrual loans and leases and OREO are as follows:

                                 June 30, March 31, Dec. 31, Sept. 30, June 30,
                                   1999     1999      1998     1998      1998
                                 -------- --------- -------- --------- --------
                                             (dollars in millions)
United States
  Commercial, industrial and
   financial....................   $ 54     $ 81      $ 86     $ 71      $ 63
  Commercial real estate
    Construction................               2         2        2         2
    Other.......................      9       17        19       30        33
  Consumer-related
    Residential mortgages.......     29       30        36       36        42
    Home equity.................     15       16        17       18        15
    Credit card.................      5        6         6        6         6
    Other.......................     14       16        20       21        18
                                   ----     ----      ----     ----      ----
                                    126      168       186      184       179
                                   ----     ----      ----     ----      ----
International
  Commercial and industrial.....    121       77        86      103       107
  Consumer-related
    Residential mortgages.......     58       56        50       39        36
    Credit card.................      6        8         6        7         6
    Other.......................     53       49        47       33        26
                                   ----     ----      ----     ----      ----
                                    238      190       189      182       175
                                   ----     ----      ----     ----      ----
    Total nonaccrual loans and
     leases.....................    364      358       375      366       354
OREO............................     22       24        27       29        28
                                   ----     ----      ----     ----      ----
    Total.......................   $386     $382      $402     $395      $382
                                   ====     ====      ====     ====      ====
Nonaccrual loans and leases and
 OREO as a percent of related
 asset categories...............    0.9%     0.9%      0.9%     0.9%      0.9%

  Total nonaccrual loans and leases and OREO at June 30, 1999 decreased $16 million from December 31, 1998, reflecting a $60 million decrease in the domestic portfolio, offset by a $49 million increase in the international portfolio. The domestic decline included a $32 million decrease in nonaccrual commercial, industrial and financial loans and a $16 million decrease in nonaccrual consumer-related loans. The increase in international nonaccrual loans was mainly due to the placement of one large Argentine credit on nonaccrual and the ongoing recession in that country.

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

  The reserve for credit losses at June 30, 1999 was $792 million, compared with $754 million at December 31, 1998. At June 30, 1999, the reserve for credit losses represented 1.89 percent of outstanding loans and lease financing, compared with 1.76 percent at December 31, 1998. The reserve for credit losses was 218 percent of nonaccrual loans and leases at June 30, 1999, compared to 201 percent at December 31, 1998. The increase in the reserve reflects some downturn in the credit cycle, as well as the recessionary environments in the various markets in which the Corporation operates. The future level of the reserve for credit losses will continue to be a function of management's evaluation of the Corporation's credit exposures existing at the time, which will be affected by future events and general economic conditions in the United States, Latin America, Asia and various other overseas markets; the impact of the Corporation's strategic decisions on various credit portfolios; and the potential impact that the Year 2000 issue could have on the ability of the Corporation's customers to repay their obligations. Therefore, no assurance can be given as to future levels of the reserve.

  Net credit losses were as follows:

                                 June 30, March 31, Dec. 31, Sept. 30, June 30,
                                   1999     1999      1998     1998      1998
Quarters Ended                   -------- --------- -------- --------- --------
                                                 (in millions)
United States
  Commercial, industrial and
   financial....................   $ 49      $21      $ 38      $ 9      $ 5
  Commercial real estate........              (3)                (1)      (1)
  Consumer-related
    Residential mortgages.......                         2        1        1
    Home equity.................      1        1         2        1        1
    Credit card.................      4        4         5        6        6
    Other.......................      9       13        13       13       11
                                   ----      ---      ----      ---      ---
                                     63       36        60       29       23
                                   ----      ---      ----      ---      ---
International
  Commercial and industrial.....    (26)       8        34        7       13
  Consumer-related
    Credit card.................      5        4         5        6        2
    Other.......................     19       18        14       17       13
                                   ----      ---      ----      ---      ---
                                     (2)      30        53       30       28
                                   ----      ---      ----      ---      ---
    Total.......................   $ 61      $66      $113      $59      $51
                                   ====      ===      ====      ===      ===

  Net credit losses in the second quarter of 1999 increased $10 million compared with the second quarter of 1998. The increase in domestic credit losses was due to higher gross charge-offs of $50 million, primarily in the commercial, industrial and financial portfolios, including charge-offs on loans transferred into an accelerated disposition portfolio. The carrying value of this portfolio was approximately $100 million at June 30, 1999. The increase in charge-offs was offset by increased recoveries of $40 million, due to a partial insurance recovery related to international private banking loans that were charged off in the first quarter of 1998.

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

  . Local country claims funded by non-local country obligations (typically U.S. dollars or other non-local currency) where the providers of funds agree that, in the event their claims cannot be repaid in the designated currency due to currency exchange restrictions in a given country, they may either accept payment in local currency or wait to receive the non-local currency until such time as it becomes available in the local market. At June 30, 1999, such outstandings related to emerging markets countries totaled $2.4 billion, compared with $2.2 billion at December 31, 1998.

  . Claims reallocated as a result of external guarantees, cash collateral or insurance contracts issued primarily by U.S. government agencies.

  Cross-border outstandings include deposits in other banks, resale agreements, trading securities, securities available for sale, securities held to maturity, loans and lease financing, amounts due from customers on acceptances, accrued interest receivable and revaluation gains on trading derivatives. At June 30, 1999 and December 31, 1998, total cross border outstandings were approximately $9.3 billion and $8.7 billion, respectively, which included outstandings to emerging markets countries of $6.2 billion and $5.9 billion, respectively.

  In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers are unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations.

  The following table summarizes by country the Corporation's approximate cross-border outstandings to countries that individually amounted to 1 percent or more of consolidated total assets at June 30, 1999 and December 31, 1998.

                                                   Percentage of
                        Public Banks Other  Total  Total Assets  Commitments(1)
                        ------ ----- ------ ------ ------------- --------------
                                         (dollars in millions)
June 30, 1999(2)
  Argentina............ $1,105 $ 60  $  970 $2,135      2.8%          $ 5
  Brazil...............  1,255   35     260  1,550      2.0            95
  United Kingdom.......         530     280    810      1.0            95
December 31, 1998(2)
  Argentina............ $  775 $ 50  $1,155 $1,980      2.7%          $10
  Brazil...............    405          495    900      1.2            40

--------
(1) Included within commitments are letters of credit, guarantees and the undisbursed portions of loan commitments.
(2) Cross-border outstandings in countries which fell between .75% and 1% of consolidated total assets were approximately as follows: June 30, 1999 --
     None; December 31, 1998 -- Chile, $690 million; United Kingdom, $630 million.

Latin America

  At June 30, 1999, approximately $5.7 billion, or 61 percent, of total cross-border outstandings were to countries in Latin America, compared with $5.3 billion, or 61 percent, at December 31, 1998. Substantially all of these cross-border outstandings were to customers in countries in which the Corporation maintained branch networks and/or subsidiaries.

  The Corporation's total assets in Argentina at both June 30, 1999 and December 31, 1998 amounted to approximately $9 billion. Included in these total assets were the Argentine cross-border outstandings presented in the table above. At both June 30, 1999 and December 31, 1998, Argentine loans and lease financing was approximately $6 billion.

  The Corporation's nonaccrual Argentine loans were $184 million at June 30, 1999, compared with $140 million at both March 31, 1999 and December 31, 1998. The change was due to increased commercial and industrial nonaccruals, including one large credit placed on nonaccrual in the second quarter of 1999. The percentage of nonaccrual loans to total Argentine loans and lease financing was 3.0 percent at June 30, 1999, compared with 2.3 percent at December 31, 1998.

  The Corporation's total assets in Brazil at June 30, 1999 amounted to approximately $7 billion, compared with approximately $6 billion at December 31, 1998. Included in these total assets were the Brazilian cross-border outstandings presented in the table above. At both June 30, 1999 and December 31, 1998, Brazilian loans and lease financing was approximately $3 billion.

  The Corporation's nonaccrual Brazilian loans were $22 million at June 30, 1999, compared with $12 million at March 31, 1999 and $18 million at December 31, 1998. The change was due to increases in nonaccrual consumer loans. The percentage of nonaccrual loans to total Brazilian loans and lease financing was .7 percent at June 30, 1999, compared with .6 percent at December 31, 1998.

  For additional information on Argentina and Brazil, see the "Line of Business Information" section. For further discussion of the Corporation's nonaccrual loans and leases and net credit losses, see the "Nonaccrual Loans and Leases and OREO" and "Reserve for Credit Losses" sections.

  During 1998, world financial markets experienced significant volatility due to the Asian and Russian crises. These crises also impacted the economies of Latin America, and, in particular, contributed to the economic instability recently experienced by Brazil. The financial pressures created by the Asian and Russian turmoil led to a significant deterioration in the level of Brazil's foreign currency reserves starting in August 1998. The reduction in foreign currency reserves and the Brazilian government's need to reduce both its current account and fiscal deficits led the government to allow Brazil's currency, the Real, to float freely against the U.S. dollar beginning in mid-January 1999, which resulted in a significant devaluation of the Real against the U.S. dollar. Since then the Real has regained some of its value against the U.S. dollar, due in part to the passage by the Brazilian government of a number of fiscal reforms aimed at controlling the public deficit and meeting the requirements of its agreement with the International Monetary Fund. While Brazil has been influenced by these events, the extent of contraction and inflation has been less than expected, particularly with the inflow of foreign investment into the country in response to the positive actions taken by the Brazilian government.

  The conditions described above in world markets and in Brazil have also affected economic conditions in Argentina. Argentina is currently experiencing a significant slowdown in economic activity. In addition, a presidential election is scheduled for October 1999. By law, there will be a new president elected since the incumbent is not allowed to serve another term. The specter of a new government has led to some uncertainty regarding the new government's economic policy. Such uncertainty is also contributing to the country's economic situation.

  The Corporation has not experienced collection problems as a result of world economic volatility, currency restrictions or foreign exchange liquidity problems in its current portfolio of cross-border outstandings to Latin

America. However, if actions implemented by the Brazilian government and other Latin American governments are not effective over time, the Corporation's operations could experience adverse effects. It is expected that the economic situation in Latin America, including the effect of world financial markets on these economies, will continue to be unsettled. In addition, as described above, the upcoming presidential election in Argentina creates the potential for change in economic policy, both before and after the election. The impact that these events will ultimately have on Latin American economies and, therefore, the Corporation's operations in that region, is uncertain. The Corporation will continue to monitor the economies of the Latin American countries in which it has local operations and cross-border outstandings, as well as the economies of other emerging markets countries which could impact the performance of the Corporation, and will take actions as it deems appropriate. Each emerging markets country is at a different stage of development with a unique set of economic fundamentals; therefore, it is not possible to predict what developments will occur and what impact these developments will ultimately have on the economies of these countries or on the Corporation's financial statements.

Asia

  At June 30, 1999, approximately $690 million, or approximately 7 percent, of total cross-border outstandings were to countries in Asia, compared with approximately $800 million, or approximately 9 percent, at December 31, 1998. This decrease reflects the impact of the Corporation's efforts to actively manage and reduce its Asian exposures, including the closing of four offices in early 1999. A significant portion of these cross-border outstandings were to customers in countries in which the Corporation maintains branch networks and/or subsidiaries.

  At June 30, 1999, the Corporation had Asian nonaccrual loans of $12 million, compared with $14 million at December 31, 1998. The Corporation had Asian net credit losses of $4 million in the second quarter of 1999, compared with $10 million in the second quarter of 1998.

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

  The Corporation's liquid assets, which consist primarily of interest bearing deposits in other banks, federal funds sold and resale agreements, money market loans and unencumbered U.S. Treasury and government agency securities, were $10.8 billion at June 30, 1999, compared with $8.2 billion at December 31, 1998. This increase reflected an increase in the Corporation's available for sale portfolio used to manage interest rate risk. The Corporation also has access to additional funding through the public markets. Management considers overall liquidity at June 30, 1999 to be adequate to meet current obligations, to support expectations for future changes in asset and liability levels and to carry on normal operations.

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

  The following table shows the aggregate VAR for the Corporation's trading businesses at June 30, 1999 and December 31, 1998.

                                                           June 30, December 31,
                                                             1999     1998 (1)
Quarters Ended                                             -------- ------------
                                                               (in millions)
VAR.......................................................   $46        $30
Average VAR...............................................    41         33
VAR limit.................................................    56         56

(1) The December 31, 1998 VAR limit has been restated for comparability.

  The VAR calculations above include the effects of various interest rate and foreign exchange rate risks. The VAR exposure can vary at any given point in time depending upon market conditions. The aggregate VAR and average VAR associated with the Corporation's foreign exchange activities were approximately $7 million and $5 million, respectively, for the second quarter of 1999 and $7 million and $6 million, respectively, for the fourth quarter of 1998. The calculations do not take into account the potential diversification benefits of the different positions taken across trading portfolios.

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

Asset and Liability Management (ALM)

  The Corporation's U.S. dollar denominated assets and liabilities are exposed to interest rate risk, which can be defined as the exposure of the Corporation's net income or financial condition to adverse movements in interest rates. At June 30, 1999, U.S. dollar denominated assets comprised the majority of the Corporation's balance sheet. The Corporation's U.S. dollar denominated positions are evaluated and managed centrally through the Global Treasury group, utilizing several modeling methodologies. The two principal methodologies used are market value sensitivity and net interest revenue at risk. The results of these models are reviewed monthly with ALCCO and at least quarterly with the Board.

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

  The following table illustrates the Corporation's quarter-end and average U.S. dollar denominated positions for market value sensitivity and net interest revenue at risk at June 30, 1999 and December 31, 1998.

                                             June 30, 1999    December 31, 1998
                                           ------------------ ------------------
                                           Quarter- Quarterly Quarter- Quarterly
                                             End     Average    End     Average
                                           -------- --------- -------- ---------
                                                   (dollars in millions)
Market value sensitivity(1)...............   $236     $245      $145     $124
Percent of risk-based capital.............    2.8%     3.0%      1.8%     1.5%
Net interest revenue at risk(2)...........   $ 32     $ 28      $ 21     $ 18
Percent of net interest revenue...........    1.2%     1.1%       .9%      .7%

--------
(1) Based on a 100 basis point adverse interest rate shock. At both June 30, 1999 and December 31, 1998, the Corporation's market value sensitivity was negatively biased to rising interest rates. The increase in market value sensitivity was primarily attributable to the growth in the Corporation's available for sale securities portfolio.
(2) Based on the greater of a 100 basis point adverse interest rate shock or a 200 basis point adverse change in interest rates over the next twelve-month period. At June 30, 1999, the adverse position was based on a 200 basis point increase in interest rates over the next twelve-month period, and at December 31, 1998, the adverse position was based on a 200 basis point decline in interest rates over the next twelve-month period.

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

  The majority of the Corporation's non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from its operations in Latin America, primarily Argentina and Brazil. The Corporation's Argentine balance sheet and off-balance-sheet ALM positions primarily relate to its corporate lending and retail businesses. At June 30, 1999, the market value sensitivity and net interest revenue at risk of the Corporation's Argentine non-U.S. dollar denominated ALM positions were approximately $12 million and $5 million, respectively, and the limits were $18 million and $22 million, respectively. At December 31, 1998, the market value sensitivity and net interest revenue at risk of the Corporation's Argentine non-U.S. dollar denominated ALM positions were approximately $6 million and $5 million, respectively.

  The Corporation's Brazilian balance sheet and off-balance-sheet ALM positions, which are mostly short-term in nature, primarily relate to corporate lending, trade financing and treasury activities. The interest rate risk related to these ALM positions is managed using a VAR methodology, which is discussed above in the "Trading Activities" section. The VAR positions are calculated on a daily basis. The VAR exposure for the Corporation's Brazilian non-U.S. dollar denominated ALM positions was approximately $4 million and $7 million at June 30, 1999 and December 31, 1998, respectively. The total VAR limit was $16 million. The Corporation's Brazilian operation also utilizes other market risk management tools such as stress testing, scenario analyses, and concentration and notional limits to manage the interest rate exposure in its ALM portfolio.

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

  The average currency positions during the quarters ended June 30, 1999 and December 31, 1998 were as follows:

                                                             Quarterly Average
                                                           ---------------------
                                                           June 30, December 31,
                                                             1999       1998
                                                           -------- ------------
                                                               (in millions)
Argentina(1)..............................................   $329       $350
Brazil(2).................................................      5         95

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

                                                      June 30, 1999
                         ----------------------------------------------------------------------------
                             Trading Portfolio(1)                   ALM Portfolio(1)
                         ------------------------------ ---------------------------------------------
                                  Fair Value(2)(3)(4)            Fair Value(2)(3)
                         Notional --------------------- Notional --------------------   Unrecognized
                          Amount   Asset     Liability   Amount  Asset     Liability   Gain (Loss)(5)
                         -------- --------- ----------- -------- --------  ----------  --------------
                                                      (in millions)
Interest rate contracts
  Futures and forwards.. $  6,971 $       6             $   618                             $ (4)
  Interest rate swaps...   30,143       303  $     309   12,693  $    242    $    317        (28)
  Interest rate options
    Purchased(6)........   46,909       415               2,281        42                     42
    Written or sold(6)..   33,256                  414    1,781                    26        (26)
                         -------- ---------  ---------  -------  --------    --------       ----
                         $117,279 $     724  $     723  $17,373  $    284    $    343       $(16)
                         ======== =========  =========  =======  ========    ========       ====
Foreign exchange
 contracts
  Spot and forward
   contracts............ $113,768 $   1,572  $   1,635  $ 4,096  $     80    $     89       $  1
  Options purchased.....    3,772        59
  Options written or
   sold.................    3,523                   66
                         -------- ---------  ---------  -------  --------    --------       ----
                         $121,063 $   1,631  $   1,701  $ 4,096  $     80    $     89       $  1
                         ======== =========  =========  =======  ========    ========       ====

                                                   December 31, 1998
                         ----------------------------------------------------------------------
                             Trading Portfolio(1)                  ALM Portfolio(1)
                         ------------------------------ ---------------------------------------
                                                                      Fair
                                  Fair Value(2)(3)(4)              Value(2)(3)
                         Notional --------------------- Notional ---------------  Unrecognized
                          Amount   Asset     Liability   Amount  Asset Liability Gain (Loss)(5)
                         -------- --------- ----------- -------- ----- --------- --------------
                                                     (in millions)
Interest rate contracts
  Futures and forwards.. $ 4,037  $       2             $   734                       $ (6)
  Interest rate swaps...  29,164        471  $     470    8,366  $219    $ 81          110
  Interest rate options
    Purchased(6)........  32,640        191               2,411    89                   89
    Written or sold(6)..  24,199                   200    1,911            66          (66)
                         -------  ---------  ---------  -------  ----    ----         ----
                         $90,040  $     664  $     670  $13,422  $308    $147         $127
                         =======  =========  =========  =======  ====    ====         ====
Foreign exchange
 contracts
  Spot and forward
   contracts............ $48,206  $   1,221  $   1,274  $ 3,469  $ 35    $ 22         $ 13
  Options purchased.....   3,581         68                  68
  Options written or
   sold.................   3,711                    54
                         -------  ---------  ---------  -------  ----    ----         ----
                         $55,498  $   1,289  $   1,328  $ 3,537  $ 35    $ 22         $ 13
                         =======  =========  =========  =======  ====    ====         ====

--------
(1) Contracts under master netting agreements are shown on a net basis for both the trading and ALM portfolios.
(2) Fair value represents the amount at which a given instrument could be exchanged in an arm's length transaction with a third party as of the balance sheet date. The fair value amounts of the trading portfolio are included in trading assets or funds borrowed, as applicable. The majority of derivatives that are part of the ALM portfolio are accounted for on the accrual basis, and are not carried at fair value. When certain contracts, such as futures, are subject to daily cash settlements, the fair value of these instruments is zero.
(3) The current credit exposure from interest rate derivatives and foreign exchange contracts at June 30, 1999 and December 31, 1998 is represented by the fair value of contracts reported in the "Asset" column.
(4) The average asset and liability fair value amounts for interest rate derivatives included in the trading portfolio for the quarters ended June 30, 1999 and December 31, 1998 were approximately $640 million and $663 million, respectively, and $635 million and $657 million, respectively. The average asset and liability fair value amounts for foreign exchange contracts included in the trading portfolio were both approximately $1.5 billion for the quarter ended June 30, 1999. The average asset and liability fair value amounts for foreign exchange contracts included in the trading portfolio were both approximately $1.1 billion for the quarter ended December 31, 1998.
(5) Unrecognized gain or loss represents the amount of gain or loss, based on fair value, which has not been recognized in the income statement as of the balance sheet date. This includes amounts related to contracts that have been terminated. Such amounts are recognized as an adjustment of yield over the period being managed. At June 30, 1999, there were $3 million of unrecognized gains related to terminated contracts that are being amortized to net interest revenue over a weighted average period of 53 months. At December 31, 1998, there were $4 million of unrecognized gains related to terminated contracts that were being amortized to net interest revenue over a weighted average period of 46 months.
(6) The ALM portfolio includes equity contracts entered into by the Corporation's Argentine operations. These contracts are linked to Argentine deposit products, where the holder receives payment based on changes in the prices of underlying Argentine securities. The majority of these contracts are scheduled to mature prior to the end of 1999.

  The decrease of $220 million in the net fair value of interest rate contracts included in the ALM portfolio was primarily due to an increase in domestic interest rates, which resulted in a decrease in the fair value of the domestic receive fixed interest rate swap portfolio.

  Net trading gains or losses from interest rate derivatives are recorded in trading profits and commissions. The Corporation's interest rate derivative trading activities primarily include providing risk management products to customers. Net trading gains from interest rate derivatives for the quarter and six months ended June 30, 1999 were $9 million and $12 million, respectively, and for the quarter and six months ended June 30, 1998 were $6 million and $12 million, respectively. Derivatives are also used to manage risk in other trading portfolios, such as emerging markets securities. The results of these derivative activities are combined with the results of the respective trading portfolio to determine the overall performance of the trading business and, as such, are not included in the results of derivative trading activities.

  Net trading gains from foreign exchange activities, which include foreign exchange spot, forward and options contracts, for the quarter and six months ended June 30, 1999 were $37 million and $82 million, respectively, and for the quarter and six months ended June 30, 1998 were $32 million and $61 million, respectively, and are recorded in other income.

  The following table summarizes the remaining maturity and notional amount of interest rate derivatives as of June 30, 1999, and the notional amount of interest rate derivatives as of December 31, 1998, entered into for asset and liability management purposes.

                                     Remaining Maturity-Notional Amount
                            ----------------------------------------------------
                                                   Greater June 30, December 31,
                            Less than  1-3    3-5   than     1999       1998
                             1 year   years  years 5 years  Total      Total
                            --------- ------ ----- ------- -------- ------------
                                               (in millions)
Futures and forwards(1)....  $   618                       $   618    $   734
Interest rate swaps(2).....    8,160  $1,341 $626  $2,566   12,693      8,366
Interest rate options(3)
  Purchased................    2,189      92                 2,281      2,411
  Written or sold..........    1,689      92                 1,781      1,911
                             -------  ------ ----  ------  -------    -------
                             $12,656  $1,525 $626  $2,566  $17,373    $13,422
                             =======  ====== ====  ======  =======    =======

--------
(1) At June 30, 1999 and December 31, 1998, represents contracts entered into by the Corporation's Brazilian operations in the local market which are linked to short-term interest bearing assets and liabilities.
(2) At June 30, 1999, includes $6.0 billion and $6.7 billion of interest rate swap contracts entered into by the Corporation's domestic and international operations, respectively. Of the domestic interest rate swaps, approximately $3.4 billion are linked to notes payable, $.7 billion to deposits and $1.0 billion to loans. Of the international interest rate swaps, approximately $6.6 billion were entered into by the Brazilian operations and are scheduled to mature in less than one year. The Brazilian interest rate swaps typically include the exchange of floating rate indices that are indigenous to the Brazilian market.
(3) At June 30, 1999 and December 31, 1998, includes equity contracts entered into by the Corporation's Argentine operations. These contracts are linked to Argentine deposit products, where the holder receives payment based on changes in the prices of underlying Argentine securities. The majority of these contracts are scheduled to mature prior to the end of 1999.

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

                       RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value should be recognized currently in earnings unless the derivative is designated as a hedge. When designated as a hedge, the fair value should be recognized currently in earnings or in other nonowner changes in equity, depending on whether such designation is as a fair value or as a cash flow hedge. With respect to fair value hedges, the fair value of the derivative, as well as changes in the fair value of the hedged item, are reported in the income statement. With cash flow hedges, changes in the derivative's fair value are reported in other nonowner changes in equity and reclassified to the income statement in periods in which earnings are affected by the hedged variable cash flows or forecasted transaction. SFAS No. 133 also requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

  In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Corporation intends to adopt the SFAS No. 133 as of January 1, 2001; however, it has not yet quantified the financial statement impact of adoption, nor determined the method of adoption. The Corporation anticipates that adoption could increase volatility in earnings and other nonowner changes in equity, and could result in certain modifications to systems and hedging methodologies.

                             BANKBOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET

               (in millions, except share and per share amounts)

                                                            June
                                                             30,    December 31,
                                                            1999        1998
                                                           -------  ------------
                          ASSETS
Cash and due from banks................................... $ 2,877    $ 3,773
Interest bearing deposits in other banks..................   1,605      1,533
Federal funds sold and securities purchased under
 agreements to resell.....................................   6,271      2,463
Trading assets............................................   4,422      3,802
Securities
  Available for sale......................................  13,427     12,118
  Held to maturity (fair value of $395 in 1999 and $464 in
   1998)..................................................     397        459
Loans and lease financing
  United States operations................................  28,319     29,171
  International operations................................  13,470     13,635
                                                           -------    -------
    Total loans and lease financing (net of unearned
     income of $457 in 1999 and $526 in 1998).............  41,789     42,806
Reserve for credit losses.................................    (792)      (754)
Premises and equipment, net...............................   1,295      1,319
Due from customers on acceptances.........................     410        338
Accrued interest receivable...............................     664        561
Other assets..............................................   5,199      5,095
                                                           -------    -------
TOTAL ASSETS.............................................. $77,564    $73,513
                                                           =======    =======


   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                           CONSOLIDATED BALANCE SHEET

               (in millions, except share and per share amounts)

                                  (continued)

                                                        June 30,  December 31,
                                                          1999        1998
                                                        --------  ------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Domestic offices
    Noninterest bearing................................ $ 6,387     $ 6,554
    Interest bearing...................................  28,147      28,371
  Overseas offices
    Noninterest bearing................................   1,322       1,144
    Interest bearing...................................  13,180      12,431
                                                        -------     -------
      Total deposits...................................  49,036      48,500
Funds borrowed
  Federal funds purchased..............................     869         628
  Term federal funds purchased.........................   1,004       1,468
  Securities sold under agreements to repurchase.......   5,384       3,145
  Other funds borrowed.................................   7,732       6,775
Acceptances outstanding................................     410         338
Accrued expenses and other liabilities.................   2,461       2,254
Notes payable..........................................   4,599       4,593
Guaranteed preferred beneficial interests in
 Corporation's junior subordinated debentures..........     995         995
                                                        -------     -------
TOTAL LIABILITIES......................................  72,490      68,696
                                                        -------     -------

Commitments and contingencies
Stockholders' equity
 Preferred stock without par value
  Authorized shares--10,000,000
  Issued and outstanding shares--none
 Common stock, par value $1.00
  Authorized shares--500,000,000
  Issued shares--306,869,982 in 1999 and 307,317,780 in
   1998
  Outstanding shares--297,041,235 in 1999 and
   294,971,900 in 1998.................................     307         307
 Surplus...............................................   1,101       1,118
 Retained earnings.....................................   4,143       3,895
 Accumulated other nonowner changes in equity
  Net unrealized loss on securities available for sale,
   net of tax..........................................    (100)        (19)
  Cumulative translation adjustments, net of tax.......      (2)        (14)
 Treasury stock, at cost (9,828,747 shares in 1999 and
  12,345,880 shares in 1998)...........................    (375)       (470)
                                                        -------     -------
TOTAL STOCKHOLDERS' EQUITY.............................   5,074       4,817
                                                        -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............. $77,564     $73,513
                                                        =======     =======

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

                (dollars in millions, except per share amounts)

                                            Quarter Ended    Six Months Ended
                                               June 30            June 30
                                           ----------------  ------------------
                                            1999     1998      1999      1998
                                           -------  -------  --------  --------
Interest Income
  Loans and lease financing, including
   fees................................... $ 1,027  $ 1,032  $  2,061  $  2,043
  Securities..............................     234      202       440       380
  Trading assets..........................      30       36        53        66
  Federal funds sold and securities
   purchased under agreements to resell...     129       94       210       179
  Deposits in other banks.................      28       26        55        60
                                           -------  -------  --------  --------
    Total interest income.................   1,448    1,390     2,819     2,728
                                           -------  -------  --------  --------
Interest Expense
  Deposits of domestic offices............     226      237       455       476
  Deposits of overseas offices............     233      227       477       450
  Funds borrowed..........................     221      210       401       417
  Notes payable...........................      90       76       173       142
                                           -------  -------  --------  --------
    Total interest expense................     770      750     1,506     1,485
                                           -------  -------  --------  --------
Net interest revenue......................     678      640     1,313     1,243
  Provision for credit losses.............      95       60       165       200
                                           -------  -------  --------  --------
  Net interest revenue after provision for
   credit losses..........................     583      580     1,148     1,043
                                           -------  -------  --------  --------
Noninterest Income
  Financial service fees and commissions..     456      195       789       360
  Trust and investment management fees....      82       82       161       161
  Trading profits and commissions.........      41       (4)       80        30
  Securities gains/(losses), net..........      (3)      11        (5)       36
  Other income............................     136      173       282       459
                                           -------  -------  --------  --------
    Total noninterest income..............     712      457     1,307     1,046
                                           -------  -------  --------  --------
Noninterest Expense
  Salaries................................     482      305       884       598
  Employee benefits.......................      65       63       137       124
  Occupancy expense.......................      68       56       132       110
  Equipment expense.......................      45       40        89        80
  Other expense...........................     239      183       463       396
                                           -------  -------  --------  --------
    Total noninterest expense.............     899      647     1,705     1,308
                                           -------  -------  --------  --------
  Income before income taxes..............     396      390       750       781
  Provision for income taxes..............     146      148       277       301
                                           -------  -------  --------  --------
NET INCOME................................ $   250  $   242  $    473  $    480
                                           =======  =======  ========  ========
NET INCOME APPLICABLE TO COMMON STOCK..... $   250  $   238  $    473  $    471
                                           =======  =======  ========  ========
Per common share
Net income
  Basic................................... $   .84  $   .81  $   1.60  $   1.61
  Diluted................................. $   .83  $   .80  $   1.58  $   1.58
Dividends declared........................ $   .32  $   .29  $    .64  $    .58
Average number of common shares (in
 thousands)
  Basic................................... 296,832  293,769   296,386   293,159
  Diluted................................. 301,662  298,275   300,095   297,579

   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (in millions)

                                                                 1999    1998
Six Months Ended June 30                                        ------  ------
Balance, beginning of period................................... $4,817  $4,610
Net income.....................................................    473     480
Other nonowner changes in equity
  Change in unrealized loss on securities available for sale,
   net of tax and reclassification adjustment..................    (81)     (8)
  Change in foreign currency translation adjustment, net of
   tax.........................................................     12
                                                                ------  ------
    Total nonowner changes in equity...........................    404     472
                                                                ------  ------
Common stock issued in connection with
  Exercise of stock options....................................     12      33
  Dividend reinvestment and common stock purchase plan.........     11      11
  Restricted stock grants, net of forfeitures..................      2      11
  Other, principally employee benefit plans....................     18      22
Cash dividends declared
  Preferred stock..............................................             (9)
  Common stock.................................................   (190)   (170)
                                                                ------  ------
Balance, end of period......................................... $5,074  $4,980
                                                                ======  ======


   The accompanying notes are an integral part of these financial statements.

                             BANKBOSTON CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in millions)

                                                              1999     1998
Six Months Ended June 30                                     -------  -------
Cash Flows From Operating Activities
Net income.................................................. $   473  $   480
Reconciliation of net income to net cash provided from
 operating activities
 Provision for credit losses................................     165      200
 Depreciation and amortization..............................     113       90
 Provision for deferred taxes...............................       4       35
 Net gains on sales of securities available for sale and
  other assets..............................................     (44)    (324)
 Change in trading assets...................................    (431)     (33)
 Net change in interest receivable and payable..............     (88)      24
 Other, net.................................................     409     (171)
                                                             -------  -------
   Net cash provided from operating activities..............     601      301
                                                             -------  -------
Cash Flows From Investing Activities
Net cash provided from (used for) interest bearing deposits
 in other banks.............................................     (72)     368
Net cash used for federal funds sold and securities
 purchased under agreements to resell.......................  (3,808)    (597)
Securities available for sale
 Sales......................................................   3,872    5,387
 Maturities.................................................   1,763    1,504
 Purchases..................................................  (6,980)  (8,128)
Securities held to maturity
 Maturities.................................................      67       45
 Purchases..................................................      (5)     (31)
Net cash provided from lending and lease activities.........     253      172
Proceeds from sales of loan portfolios......................     400    1,207
Proceeds from sales of other real estate owned..............      15       28
Expenditures for premises and equipment.....................    (150)    (179)
Proceeds from sales of businesses and premises and
 equipment..................................................     133      400
Payment for purchase business combination, net of cash
 acquired...................................................             (207)
Purchases of investment in bank-owned life insurance........             (400)
Other, net..................................................      20      213
                                                             -------  -------
   Net cash used for investing activities...................  (4,492)    (218)
                                                             -------  -------
Cash Flows From Financing Activities
Net cash provided from (used for) deposits..................     536   (2,016)
Net cash provided from funds borrowed.......................   2,660      784
Repayment/repurchase of notes payable.......................    (384)    (172)
Net proceeds from issuance of notes payable.................     390      913
Net proceeds from issuance of guaranteed preferred
 beneficial interest in Corporation's junior subordinated
 debentures.................................................              248
Net proceeds from issuance of common stock..................      40       66
Dividends paid..............................................    (190)    (179)
                                                             -------  -------
   Net cash provided from (used for) financing activities...   3,052     (356)
Effect of foreign currency translation on cash..............     (57)      (6)
                                                             -------  -------
NET CHANGE IN CASH AND DUE FROM BANKS.......................    (896)    (279)
Cash and Due from Banks at January 1........................   3,773    4,006
                                                             -------  -------
Cash and Due from Banks at June 30.......................... $ 2,877  $ 3,727
                                                             =======  =======
Interest payments made...................................... $ 1,491  $ 1,467
Income tax payments made.................................... $   137  $   207

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

2.Merger Agreement

  In March 1999, the Corporation entered into an Agreement and Plan of Merger with Fleet Financial Group, Inc. (Fleet), a bank holding company based in Boston with assets of $107 billion at June 30, 1999, pursuant to which the Corporation will merge with Fleet. On the closing date of the merger, each share of common stock of the Corporation outstanding immediately prior to the merger will be converted into 1.1844 shares of common stock of the combined company. Outstanding options to purchase common stock of the Corporation will be converted into options to purchase common stock of Fleet on the same basis. The merger is expected to be accounted for as a pooling of interests. The Corporation expects to complete the merger, which was approved by the stockholders of both companies on August 11, 1999 but remains subject to regulatory approvals, late in the third quarter or early in the fourth quarter of 1999. The Corporation anticipates that, as a prerequisite to obtaining regulatory approval of the transaction, the combined entity will be required to divest approximately $13 billion of deposits. It is expected that the combined entity will record merger and restructuring charges of approximately $1 billion (on a pre-tax basis) in connection with the merger.

3.Securities

  A summary comparison of securities available for sale by type is as follows:

                                                                  December 31,
                                                June 30, 1999         1998
                                               ---------------- ----------------
                                                       Carrying         Carrying
                                                Cost    Value    Cost    Value
                                               ------- -------- ------- --------
                                                         (in millions)
U.S. Treasury................................. $   563 $   547  $   704 $   711
U.S. government agencies and corporations--
 mortgage-backed securities...................   8,010   7,817    7,065   7,095
States and political subdivisions.............      36      36       34      34
Foreign debt securities.......................   2,360   2,333    2,184   2,111
Other debt securities.........................   1,374   1,369    1,178   1,188
Marketable equity securities..................     566     643      346     339
Other equity securities.......................     682     682      640     640
                                               ------- -------  ------- -------
                                               $13,591 $13,427  $12,151 $12,118
                                               ======= =======  ======= =======

  Other equity securities include securities which are not traded on established exchanges and are carried at cost.

  A summary comparison of securities held to maturity by type is as follows:

                                                                  December 31,
                                                  June 30, 1999       1998
                                                 --------------- ---------------
                                                 Amortized Fair  Amortized Fair
                                                   Cost    Value   Cost    Value
                                                 --------- ----- --------- -----
                                                          (in millions)
U.S. Treasury...................................   $  3    $  3    $  7    $  7
U.S. government agencies and corporations--
 mortgage-backed securities.....................    381     379     439     444
Foreign debt securities.........................     13      13      13      13
                                                   ----    ----    ----    ----
                                                   $397    $395    $459    $464
                                                   ====    ====    ====    ====

                             BANKBOSTON CORPORATION

4.Loans and Lease Financing

  The following are the details of loans and lease financing balances:

                                                          June 30,  December 31,
                                                            1999        1998
                                                          --------  ------------
                                                              (in millions)
United States operations
  Commercial, industrial and financial................... $16,603     $16,294
  Commercial real estate
    Construction.........................................     353         215
    Other................................................   3,323       3,871
  Consumer-related
    Residential mortgages................................   1,729       2,035
    Home equity..........................................   2,051       2,294
    Credit card..........................................     375         404
    Other................................................   2,357       2,532
  Lease financing........................................   1,810       1,801
  Unearned income........................................    (282)       (275)
                                                          -------     -------
                                                           28,319      29,171
                                                          -------     -------
International operations
  Commercial and industrial..............................   9,158       9,295
  Banks and other financial institutions.................     472         597
  Governments and official institutions..................     144          95
  Consumer-related
    Residential mortgages................................   1,281       1,251
    Credit card..........................................     351         362
    Other................................................   1,166       1,192
  Lease financing........................................     677         725
  All other..............................................     396         369
  Unearned income........................................    (175)       (251)
                                                          -------     -------
                                                           13,470      13,635
                                                          -------     -------
                                                          $41,789     $42,806
                                                          =======     =======

                            BANKBOSTON CORPORATION

5.Reserve for Credit Losses

  An analysis of the reserve for credit losses is as follows:

                                            Quarters Ended   Six Months Ended
                                               June 30,          June 30,
                                            ---------------- ------------------
                                             1999     1998     1999      1998
                                            -------  ------- --------  --------
                                                     (in millions)
Balance, beginning of period............... $   758  $  725  $    754  $    712
Provision..................................      95      60       165       200
Reserves of entities acquired..............                                  14
Domestic credit losses
  Commercial, industrial and financial.....     (51)     (8)      (73)      (24)
  Commercial real estate...................      (1)     (3)       (1)       (4)
  Consumer-related
    Residential mortgages..................              (1)       (1)       (4)
    Credit card............................      (4)     (6)       (9)      (27)
    Home equity............................      (2)     (2)       (3)       (4)
    Other..................................     (13)    (17)      (30)      (40)
International credit losses................     (52)    (36)      (89)     (126)
                                            -------  ------  --------  --------
      Total credit losses..................    (123)    (73)     (206)     (229)
                                            -------  ------  --------  --------
Domestic recoveries
  Commercial, industrial and financial.....       2       3         3         6
  Commercial real estate...................       1       4         4         6
  Consumer-related
    Residential mortgages..................                         1         1
    Credit card............................                         1         1
    Home equity............................       1       1         1         1
    Other..................................       4       6         8        10
International recoveries...................      54       8        61        12
                                            -------  ------  --------  --------
      Total recoveries.....................      62      22        79        37
                                            -------  ------  --------  --------
Net credit losses..........................     (61)    (51)     (127)     (192)
                                            -------  ------  --------  --------
Balance, end of period..................... $   792  $  734  $    792  $    734
                                            =======  ======  ========  ========

  During the second quarter of 1999, the Corporation transferred certain lower quality domestic commercial loans to an accelerated disposition portfolio. These loans were transferred at their estimated disposition value of approximately $100 million; credit losses resulting from certain of these transfers are included in net credit losses for the period.

  At June 30, 1999, loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," totaled $177 million, of which loans totaling $6 million required no valuation reserve and loans totaling $171 million required a valuation reserve of $42 million. At December 31, 1998, impaired loans totaled $191 million, of which loans totaling $15 million required no valuation reserve and loans totaling $176 million required a valuation reserve of $40 million. For the six months ended June 30, 1999 and 1998, average impaired loans were approximately $175 million and $180 million, respectively. Interest recognized on impaired loans during these periods was not significant.

                            BANKBOSTON CORPORATION

6.Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

  Since November 1996, the Corporation has formed five wholly-owned grantor trusts, BankBoston Capital Trust I, II, III, IV and V (collectively, the Trusts), for the exclusive purpose of issuing capital securities (Trust Securities) and investing the proceeds from the sale of such securities in junior subordinated debentures issued by the Corporation. The aggregate amount of such debentures outstanding totaled $995 million at both June 30, 1999 and December 31, 1998.

  There have been no issuances of Trust Securities by BankBoston Capital Trust
V. A summary of the Trust Securities issued and outstanding, net of discount, is as follows:

                           BankBoston       BankBoston       BankBoston        BankBoston
                         Capital Trust I Capital Trust II Capital Trust III Capital Trust IV
                         --------------- ---------------- ----------------- ----------------
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

  All of the Trust Securities may be prepaid at the option of the Trusts, in whole or in part, on or after the prepayment option dates listed above. At June 30, 1999, the interest rates on the Capital Trust III and IV floating rate Trust Securities were 5.89% and 5.70%, respectively. The Corporation's guarantees of the Trust Securities, together with the other obligations of the Corporation with respect to the Trust Securities, constitute a full and unconditional guarantee by the Corporation of all of the Trusts' obligations under the Trust Securities.

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

                            BANKBOSTON CORPORATION

8.Earnings per Share

  A summary of the Corporation's calculation of earnings per share follows:

                                              Quarters Ended  Six Months Ended
                                                 June 30,         June 30,
                                              --------------- -----------------
                                               1999    1998     1999     1998
                                              ------- ------- -------- --------
                                                        (in millions)
Net income................................... $   250 $   242 $    473 $    480
Less preferred dividends.....................               4                 9
                                              ------- ------- -------- --------
Net income applicable to common stock........ $   250 $   238 $    473 $    471
                                              ======= ======= ======== ========

                                                       (in thousands)
Weighted average number of common shares
 outstanding used in calculation of basic
 earnings per share.......................... 296,832 293,769  296,386  293,159
Incremental shares from the assumed exercise
 of dilutive stock options as of the
 beginning of the period.....................   4,830   4,506    3,709    4,420
                                              ------- ------- -------- --------
Weighted average number of common shares
 outstanding used in calculation of diluted
 earnings per share.......................... 301,662 298,275  300,095  297,579
                                              ======= ======= ======== ========

  Basic earnings per common share............ $   .84 $   .81 $   1.60 $   1.61
                                              ======= ======= ======== ========
  Diluted earnings per common share.......... $   .83 $   .80 $   1.58 $   1.58
                                              ======= ======= ======== ========

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

10.Nonowner Changes in Equity

  The Corporation reports nonowner changes in equity in accordance with SFAS No. 130, "Reporting Comprehensive Income." Nonowner changes in equity consist of net income and other nonowner changes, composed of unrealized gains and losses on securities available for sale and foreign currency translation adjustments. The Corporation has reported nonowner changes in equity for the six months ended June 30, 1999 and 1998 in the accompanying consolidated statement of changes in stockholders' equity on a net-of-tax basis. The changes in unrealized gain (loss) on securities available for sale have also been presented net of reclassification adjustments related to net securities gains (losses) that were realized from sales and writedowns of such securities during the respective periods. These gains (losses), on an after-tax basis, amounted to $(3) million and $22 million for the six months ended June 30, 1999 and 1998, respectively. Tax provisions (benefits) related to other nonowner changes in equity for the six months ended June 30, 1999 and 1998 were as follows: change in unrealized gain (loss) on securities available for sale, $(52) million and $7 million, respectively; reclassification adjustment, $(2) million and $14 million, respectively; and change in foreign currency translation, $7 million and zero, respectively.

Consolidated Balance Sheet Averages by Quarter

Last Nine Quarters

                                   1997                        1998                    1999
                          ----------------------- ------------------------------- ---------------
                             2       3       4       1       2       3       4       1       2
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
                                                       (in millions)
         ASSETS
Interest bearing
 deposits in other
 banks..................  $ 1,748 $ 1,737 $ 1,683 $ 1,579 $ 1,077 $   962 $ 1,238 $ 1,100 $ 1,150
Federal funds sold and
 securities purchased
 under agreements to
 resell.................    1,896   2,018   2,322   2,524   3,252   3,483   3,470   5,523   8,583
Trading assets..........    1,590   1,924   1,769   2,072   2,248   1,663   1,594   1,874   1,977
Securities..............    9,488   9,661  10,538  10,606  11,188  11,692  12,171  13,247  13,898
Loans and lease
 financing..............   42,112  42,429  43,242  43,706  44,196  45,069  45,731  42,536  42,538
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 Total earning assets...   56,834  57,769  59,554  60,487  61,961  62,869  64,204  64,280  68,146
Other assets............    7,112   7,935   8,538   9,223   9,275   9,632  11,127  11,830  12,398
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 TOTAL ASSETS...........  $63,946 $65,704 $68,092 $69,710 $71,236 $72,501 $75,331 $76,110 $80,544
                          ======= ======= ======= ======= ======= ======= ======= ======= =======
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
Deposits
Domestic offices
 Noninterest bearing....  $ 7,229 $ 7,182 $ 7,535 $ 7,482 $ 7,031 $ 6,186 $ 5,763 $ 5,688 $ 6,053
 Interest bearing.......   24,657  24,713  24,825  25,594  25,786  26,147  28,618  28,750  28,607
Overseas offices
 Noninterest bearing....      626     709     883   1,134   1,178   1,019   1,091   1,350   1,371
 Interest bearing.......    9,734  10,385  11,009  11,564  11,409  11,187  11,917  11,628  12,069
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 Total deposits.........   42,246  42,989  44,252  45,774  45,404  44,539  47,389  47,416  48,100
Federal funds purchased
 and repurchase
 agreements.............    5,776   6,047   6,318   5,337   5,358   6,825   7,267   8,448  12,080
Other funds borrowed....    5,690   6,320   6,412   6,972   7,696   7,598   6,012   4,928   4,870
Notes payable(1)........    3,351   3,336   3,524   3,749   4,392   5,149   5,477   5,526   5,586
Other liabilities.......    2,216   2,464   3,106   3,148   3,508   3,618   4,417   4,915   4,869
Stockholders' equity....    4,667   4,548   4,480   4,730   4,878   4,772   4,769   4,877   5,039
                          ------- ------- ------- ------- ------- ------- ------- ------- -------
 TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY..  $63,946 $65,704 $68,092 $69,710 $71,236 $72,501 $75,331 $76,110 $80,544
                          ======= ======= ======= ======= ======= ======= ======= ======= =======

--------
(1)Amounts include guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.

Consolidated Statement of Income by Quarter--Taxable Equivalent Basis

Last Nine Quarters

                                  1997                     1998                    1999
                          --------------------  -----------------------------  --------------
                            2      3      4       1      2       3       4       1       2
                          ------ ------ ------  ------ ------  ------  ------  ------  ------
                                     (in millions, except per share amounts)
Net Interest Revenue....  $615.9 $571.1 $621.5  $603.3 $639.5  $624.9  $658.9  $634.8  $678.2
Taxable equivalent
 adjustment.............     4.5    5.4    9.6     3.7    5.4     4.7     9.3     4.3     6.4
                          ------ ------ ------  ------ ------  ------  ------  ------  ------
 Total net interest
  revenue...............   620.4  576.5  631.1   607.0  644.9   629.6   668.2   639.1   684.6
Provision for credit
 losses.................    60.0   40.0   40.0   140.0   60.0    60.0   120.0    70.0    95.0
                          ------ ------ ------  ------ ------  ------  ------  ------  ------
 Net interest revenue
  after provision for
  credit losses.........   560.4  536.5  591.1   467.0  584.9   569.6   548.2   569.1   589.6
                          ------ ------ ------  ------ ------  ------  ------  ------  ------
Noninterest Income
Financial service fees
 and commissions........   157.6  170.4  195.7   165.1  194.6   222.8   294.5   333.5   455.7
Trust and investment
 management fees........    69.4   72.8   74.8    79.3   82.1    82.3    82.4    79.1    81.6
Trading profits and
 commissions............    27.9   19.9   (8.6)   34.0   (3.7)  (52.1)   19.0    39.0    40.9
Securities
 gains/(losses), net....    31.9   11.3   27.4    24.8   11.4    16.6   (12.2)   (2.0)   (2.7)
Other income............    90.0  173.8  119.1   285.8  173.0   115.5   216.8   145.1   136.2
                          ------ ------ ------  ------ ------  ------  ------  ------  ------
 Total noninterest
  income................   376.8  448.2  408.4   589.0  457.4   385.1   600.5   594.7   711.7
                          ------ ------ ------  ------ ------  ------  ------  ------  ------
Noninterest Expense
Salaries................   260.2  263.8  283.0   292.7  305.1   384.4   390.9   401.9   482.5
Employee benefits.......    51.3   54.0   56.3    60.9   63.3    64.1    68.2    71.5    65.1
Occupancy expense.......    52.1   49.6   51.3    54.4   55.8    58.3    62.9    64.0    67.9
Equipment expense.......    35.8   36.1   38.4    40.1   39.6    40.8    45.9    44.6    44.8
Other expense...........   178.5  197.8  171.5   212.9  183.6   238.0   248.0   223.5   239.1
                          ------ ------ ------  ------ ------  ------  ------  ------  ------
 Total noninterest
  expense...............   577.9  601.3  600.5   661.0  647.4   785.6   815.9   805.5   899.4
                          ------ ------ ------  ------ ------  ------  ------  ------  ------
Income before income
 taxes..................   359.3  383.4  399.0   395.0  394.9   169.1   332.8   358.3   401.9
Provision for income
 taxes..................   142.8  152.3  154.7   153.0  147.6    59.4   116.6   131.0   145.3
Taxable equivalent
 adjustment.............     4.5    5.4    9.6     3.7    5.4     4.7     9.3     4.3     6.4
                          ------ ------ ------  ------ ------  ------  ------  ------  ------
 Taxable equivalent
  provision.............   147.3  157.7  164.3   156.7  153.0    64.1   125.9   135.3   151.7
                          ------ ------ ------  ------ ------  ------  ------  ------  ------
NET INCOME..............  $212.0 $225.7 $234.7  $238.3 $241.9  $105.0  $206.9  $223.0  $250.2
                          ====== ====== ======  ====== ======  ======  ======  ======  ======
Per Common Share
Net Income
 Basic..................  $  .68 $  .75 $  .79  $  .80 $  .81  $  .35  $  .70  $  .75  $  .84
 Diluted................     .68    .73    .78     .79    .80     .35     .70     .75     .83
Cash dividends
 declared...............     .26    .26    .26     .29    .29     .29     .29     .32     .32

         AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis

                                     1999                        1998
Quarters Ended June 30    --------------------------- ---------------------------
                          Average             Average Average             Average
                          Volume  Interest(1)  Rate   Volume  Interest(1)  Rate
                          ------- ----------- ------- ------- ----------- -------
         ASSETS                            (dollars in millions)
Interest Bearing
 Deposits with Other
 Banks
 U.S....................  $   173    $   2      5.27% $    84    $   1      5.61%
 International..........      977       26     10.50      993       25     10.15
                          -------    -----            -------    -----
   Total................    1,150       28      9.71    1,077       26      9.80
                          -------    -----     -----  -------    -----     -----
Federal Funds Sold and
 Resale Agreements
 U.S....................    6,706       85      5.10    1,105       15      5.67
 International..........    1,877       44      9.35    2,147       79     14.75
                          -------    -----            -------    -----
   Total................    8,583      129      6.03    3,252       94     11.66
                          -------    -----     -----  -------    -----     -----
Trading Assets
 U.S....................    1,379       20      5.69    1,210       18      5.78
 International..........      598       10      6.84    1,038       18      7.11
                          -------    -----            -------    -----
   Total................    1,977       30      6.04    2,248       36      6.40
                          -------    -----     -----  -------    -----     -----
Securities
 U.S.
  Available for
   sale(2)..............   10,686      177      6.60    8,692      150      6.96
  Held to maturity......      403        6      6.76      613       10      6.62
 International
  Available for
   sale(2)..............    2,809       55      7.79    1,883       47      9.96
                          -------    -----            -------    -----
   Total................   13,898      238      6.89   11,188      207      7.40
                          -------    -----     -----  -------    -----     -----
Loans and Lease
 Financing (Net of
 Unearned Income)
 U.S....................   29,107      581      8.01   30,255      630      8.36
 International..........   13,431      448     13.38   13,941      402     11.56
                          -------    -----            -------    -----
   Total(3).............   42,538    1,029      9.70   44,196    1,032      9.37
                          -------    -----     -----  -------    -----     -----
  Total earning
   assets...............   68,146    1,454      8.56   61,961    1,395      9.03
                                     -----     -----             -----     -----
  Nonearning assets.....   12,398                       9,275
                          -------                     -------
   Total Assets.........  $80,544                     $71,236
                          =======                     =======
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
Deposits
 U.S.
  Savings deposits......  $17,860    $ 102      2.29% $15,274    $ 101      2.66%
  Time deposits.........   10,747      134      4.98   10,512      145      5.52
 International..........   12,069      223      7.42   11,409      218      7.67
                          -------    -----            -------    -----
   Total................   40,676      459      4.52   37,195      464      5.01
                          -------    -----     -----  -------    -----     -----
Federal Funds Purchased
 and Repurchase
 Agreements
 U.S....................   11,885      133      4.49    5,103       68      5.32
 International..........      195        6     12.30      255        3      4.15
                          -------    -----            -------    -----
   Total................   12,080      139      4.61    5,358       71      5.26
                          -------    -----     -----  -------    -----     -----
Other Funds Borrowed
 U.S....................    3,184       39      4.90    5,870       86      5.91
 International..........    1,686       43     10.33    1,826       53     11.70
                          -------    -----            -------    -----
   Total................    4,870       82      6.78    7,696      139      7.28
                          -------    -----     -----  -------    -----     -----
Notes Payable
 U.S.(4)................    5,359       84      6.23    4,051       67      6.70
 International..........      227        6     10.86      341        9     10.31
                          -------    -----            -------    -----
   Total................    5,586       90      6.42    4,392       76      6.98
                          -------    -----     -----  -------    -----     -----
  Total interest
   bearing
   liabilities..........   63,212      770      4.88   54,641      750      5.51
                                     -----     -----             -----     -----
Demand deposits--U.S....    6,053                       7,031
Demand deposits--
 International..........    1,371                       1,178
Other noninterest
 bearing liabilities....    4,869                       3,508
Stockholders' equity....    5,039                       4,878
                          -------                     -------
   Total Liabilities and
    Stockholders'
    Equity..............  $80,544                     $71,236
                          =======                     =======
NET INTEREST REVENUE AS
 A PERCENTAGE OF AVERAGE
 INTEREST EARNING ASSETS
 U.S....................  $48,454    $ 425      3.52% $41,959    $ 431      4.12%
 International..........   19,692      259      5.29%  20,002      214      4.29%
                          -------    -----            -------    -----
   Total................  $68,146    $ 684      4.03% $61,961    $ 645      4.17%
                          =======    =====            =======    =====

--------
(1)Income is shown on a fully taxable equivalent basis.
(2)Average rates for securities available for sale are based on the securities' amortized cost.
(3)Loans and lease financing includes nonaccrual balances.
(4)Amounts include guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.

         AVERAGE BALANCES AND INTEREST RATES, Taxable Equivalent Basis

                                     1999                        1998
Six Months Ended June 30  --------------------------- ---------------------------
                          Average             Average Average             Average
                          Volume  Interest(1)  Rate   Volume  Interest(1)  Rate
                          ------- ----------- ------- ------- ----------- -------
         ASSETS                            (dollars in millions)
Interest Bearing
 Deposits with Other
 Banks
 U.S....................  $   185   $    5      5.41% $   101   $    3      5.69%
 International..........      940       50     10.78    1,226       57      9.38
                          -------   ------            -------   ------
   Total................    1,125       55      9.90    1,327       60      9.10
                          -------   ------     -----  -------   ------     -----
Federal Funds Sold and
 Resale Agreements
 U.S....................    5,569      135      4.88      867       25      5.75
 International..........    1,493       75     10.17    2,023      154     15.36
                          -------   ------            -------   ------
   Total................    7,062      210      6.00    2,890      179     12.48
                          -------   ------     -----  -------   ------     -----
Trading Assets
 U.S....................    1,328       33      4.95    1,179       33      5.71
 International..........      597       21      7.17      982       33      6.74
                          -------   ------            -------   ------
   Total................    1,925       54      5.64    2,161       66      6.18
                          -------   ------     -----  -------   ------     -----
Securities
 U.S.
  Available for
   sale(2)..............   10,533      331      6.31    8,536      283      6.76
  Held to maturity......      420       13      6.39      624       20      6.44
 International
  Available for
   sale(2)..............    2,621      102      7.76    1,738       85      9.77
                          -------   ------            -------   ------
   Total................   13,574      446      6.63   10,898      388      7.17
                          -------   ------     -----  -------   ------     -----
Loans and Lease
 Financing (Net of
 Unearned Income)
 U.S....................   29,113    1,171      8.11   30,321    1,271      8.45
 International..........   13,424      894     13.43   13,631      773     11.44
                          -------   ------            -------   ------
   Total(3).............   42,537    2,065      9.79   43,952    2,044      9.38
                          -------   ------     -----  -------   ------     -----
  Total earning
   assets...............   66,223    2,830      8.62   61,228    2,737      9.01
                                    ------     -----            ------     -----
  Nonearning assets.....   12,115                       9,248
                          -------                     -------
   Total Assets.........  $78,338                     $70,476
                          =======                     =======
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
Deposits
 U.S.
  Savings deposits......  $17,671   $  200      2.28% $15,003   $  199      2.67%
  Time deposits.........   11,007      276      5.06   10,687      295      5.56
 International..........   11,850      456      7.75   11,486      432      7.59
                          -------   ------            -------   ------
   Total................   40,528      932      4.64   37,176      926      5.02
                          -------   ------     -----  -------   ------     -----
Federal Funds Purchased
 and Repurchase
 Agreements
 U.S....................   10,066      222      4.44    5,153      142      5.56
 International..........      208        9      8.68      194        5      5.42
                          -------   ------            -------   ------
   Total................   10,274      231      4.53    5,347      147      5.56
                          -------   ------     -----  -------   ------     -----
Other Funds Borrowed
 U.S....................    3,475       85      4.94    5,634      168      5.99
 International..........    1,424       85     12.10    1,702      102     12.11
                          -------   ------            -------   ------
   Total................    4,899      170      7.02    7,336      270      7.41
                          -------   ------     -----  -------   ------     -----
Notes Payable
 U.S.(4)................    5,292      161      6.15    3,740      126      6.79
 International..........      264       12      8.89      333       16      9.49
                          -------   ------            -------   ------
   Total................    5,556      173      6.28    4,073      142      7.01
                          -------   ------     -----  -------   ------     -----
  Total interest
   bearing
   liabilities..........   61,257    1,506      4.96   53,932    1,485      5.55
                                    ------     -----            ------     -----
Demand deposits--U.S....    5,872                       7,255
Demand deposits--
 International..........    1,360                       1,156
Other noninterest
 bearing liabilities....    4,892                       3,330
Stockholders' equity....    4,957                       4,803
                          -------                     -------
   Total Liabilities and
    Stockholders'
    Equity..............  $78,338                     $70,476
                          =======                     =======
NET INTEREST REVENUE AS
 A PERCENTAGE OF AVERAGE
 INTEREST EARNING ASSETS
 U.S....................  $47,148   $  826      3.53% $41,628   $  853      4.13%
 International..........   19,075      498      5.26%  19,600      399      4.11%
                          -------   ------            -------   ------
   Total................  $66,223   $1,324      4.03% $61,228   $1,252      4.12%
                          =======   ======            =======   ======

--------
(1)Income is shown on a fully taxable equivalent basis.
(2)Average rates for securities available for sale are based on the securities' amortized cost.
(3)Loans and lease financing includes nonaccrual balances.
(4)Amounts include guaranteed preferred beneficial interests in Corporation's junior subordinated debentures.

            CHANGE IN NET INTEREST REVENUE--VOLUME AND RATE ANALYSIS

  The following table presents, on a fully taxable equivalent basis, an analysis of the effect on net interest revenue of volume and rate changes. The change due to the volume/rate variance has been allocated to volume.

             Second Quarter 1999 Compared With Second Quarter 1998

                                              Increase (Decrease)
                                                Due to Change in
                                              ----------------------
                                                Volume      Rate      Net Change
                                              ----------  ----------  ----------
                                                       (in millions)
Interest income
  Loans and lease financing
    U.S......................................  $     (22) $      (27)   $ (49)
    International............................        (17)         63       46
                                                                        -----
                                                                           (3)
                                                                        -----
  Other earning assets
    U.S......................................        114         (18)      96
    International............................          5         (39)     (34)
                                                                        -----
                                                                           62
                                                                        -----
Total interest income........................        132         (73)      59
Total interest expense.......................         70         (50)      20
                                                                        -----
Net interest revenue.........................         61         (22)   $  39
                                                                        =====


  Six Months Ended June 30, 1999 Compared With Six Months Ended June 30, 1998

                                              Increase (Decrease)
                                                Due to Change in
                                              ----------------------
                                                Volume      Rate      Net Change
                                              ----------  ----------  ----------
                                                       (in millions)
Interest income
  Loans and lease financing
    U.S......................................  $     (48) $      (52)   $(100)
    International............................        (14)        135      121
                                                                        -----
                                                                           21
                                                                        -----
  Other earning assets
    U.S......................................        193         (40)     153
    International............................        (15)        (66)     (81)
                                                                        -----
                                                                           72
                                                                        -----
Total interest income........................        213        (120)      93
Total interest expense.......................        113         (92)      21
                                                                        -----
Net interest revenue.........................         98         (26)   $  72
                                                                        =====

                          PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

 (a) A Special Meeting of the Stockholders of the Corporation was held on August 11, 1999 (the Special Meeting).

 (b) Not applicable.

 (c) The following matter was submitted to a vote of the Stockholders of the Corporation at the Special Meeting:

  (1)To approve the Agreement and Plan of Merger between the Corporation and Fleet and the consummation of the transactions contemplated by that agreement

      Total Votes For      234,258,865
      Total Votes Against    8,124,929
      Total Abstentions      1,697,411

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

 (b) Current Reports on Form 8-K.

  During the second quarter of 1999, the Corporation filed three Current Reports on Form 8-K, dated April 2, 1999, April 15, 1999 and May 14, 1999, respectively, which contained information pursuant to Items 5 and 7 of Form 8-
K. The Corporation also filed a Current Report on Form 8-K, dated July 15, 1999, which contained information pursuant to Items 5 and 7 of Form 8-K.

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

Date: August 12, 1999